Form 10-Q
period 1995-04-02
RAYTECH CORP
filed 1995-05-12
CIK 797917

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the Quarter ended                April 2, 1995


Commission file number               1-9298



                      RAYTECH CORPORATION
       (Exact name of Registrant as specified in its charter)



           DELAWARE                                  06-1182033
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)


   Suite 512, One Corporate Drive
   Shelton, Connecticut                                     06484
(Address of principal executive offices)                  (Zip Code)


                           203-925-8023
                  (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                  Yes   X              No

As of April 2, 1995, 3,219,368 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                        RAYTECH CORPORATION

                               INDEX


                                                           Page
                                                          Number

PART I. FINANCIAL INFORMATION:

Item 1.  Condensed Consolidated Balance Sheets as
         at April 2, 1995 and January 1, 1995                3

         Condensed Consolidated Statements of
         Operations for the thirteen weeks ended
         April 2, 1995 and April 3, 1994                     4

         Condensed Consolidated Statements of Cash
         Flows for the thirteen weeks ended
         April 2, 1995 and April 3, 1994                     5

         Notes to Condensed Consolidated
         Financial Statements                                6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                  15

Item 6.  Exhibits and Reports on Form 8-K                   21

         Signature                                          22

         Exhibit 11 - Earnings Per Share Computation        23

RAYTECH CORPORATION



CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
                                                                   April 2,   Jan. 1,
As at                                                               1995       1995

ASSETS
Current assets
  Cash and cash equivalents                                      $  2,949    $  4,778
  Trade accounts receivable, less allowance of $598
    for 1995 and $519 for 1994                                     19,307      13,718
  Inventories                                                      22,648      22,859
  Other current assets                                              3,447       5,019
      Total current assets                                         48,351      46,374

Property, plant and equipment                                     113,960     111,147
  Less accumulated depreciation                                    71,016      70,292
      Net property, plant and equipment                            42,944      40,855
Other assets                                                        4,609       4,580
Total assets                                                     $ 95,904    $ 91,809

LIABILITIES
Current liabilities
  Notes payable                                                  $  4,707    $  4,928
  Current portion of long-term debt (including $6,166 and
    $6,855 due to Raymark in 1995 and 1994, respectively)           7,296       8,001
  Accounts payable                                                 10,335      12,055
  Accrued liabilities                                              22,807      20,993
      Total current liabilities                                    45,145      45,977

Long-term debt due to Raymark                                      29,690      30,627
Long-term debt                                                        -           245
Postretirement benefits other than pensions                         7,888       7,593
Other long-term liabilities                                         3,954       3,651
Total liabilities                                                  86,677      88,093
Minority interest                                                     -           -

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                                   -
  7,500,000 shares authorized, 5,351,424 and 5,351,024
    issued and outstanding in fiscal 1995 and 1994, respectively    5,351       5,351
Additional paid in capital                                         70,148      70,148
Accumulated deficit                                               (64,673)    (69,250)
Cumulative translation adjustment                                   2,962       2,028
                                                                   13,788       8,277
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                    9,227       3,716
Total liabilities and shareholders' equity                       $ 95,904    $ 91,809

The accompanying notes are an integral part of these statements.

                       RAYTECH CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share data)

                                                      April 2,       April 3,
For the 13 Weeks Ended                                  1995           1994


Net sales                                            $ 49,913       $ 43,555
Cost of sales                                          35,524         31,774

  Gross profit                                         14,389         11,781

Selling, general and administrative expenses           (6,959)        (6,426)

  Operating profit                                      7,430          5,355

Interest expense                                          (98)           (92)
Interest expense - Raymark                               (509)          (587)
Other income, net                                         294             81

Income before provision for income taxes                7,117          4,757
Provision for income tax                               (2,540)        (1,767)

Net income                                           $  4,577       $  2,990

Net income per share                                 $   1.33       $    .89

Average shares outstanding                          3,443,600      3,342,696


The accompanying notes are an integral part of these statements.

                          RAYTECH CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                       April 2,     April 3,
For the 13 Weeks Ended                                   1995         1994

    Net cash provided by operating activities         $  1,414     $  6,382

Cash flow from investing activities:
  Capital expenditures                                  (2,408)      (2,306)
  Proceeds on sale of property, plant and equipment      1,921          -
    Net cash used in investing activities                 (487)      (2,306)

Cash flow from financing activities:

  Proceeds from short-term borrowings                   10,000        1,197
  Payments on short-term borrowings                    (10,788)      (2,754)
  Principal payments on long-term debt                    (576)         (52)
  Proceeds of borrowings from Raymark                      -            500
  Payments on borrowings from Raymark                   (1,459)      (1,395)

    Net cash used in financing activities               (2,823)      (2,504)

Effect of exchange rate changes on cash                     67          -

Net change in cash and cash equivalents                 (1,829)       1,572

Cash and cash equivalents at beginning of period         4,778        2,990

Cash and cash equivalents at end of period            $  2,949     $  4,562


The accompanying notes are an integral part of these statements.

                         RAYTECH CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except share data)

NOTE: For purposes of the notes and Item 2, Raytech Corporation and its subsidiaries are referenced on a consolidated basis as "Raytech" or the "Company" where appropriate.


NOTE A - RESTRUCTURING OF RAYTECH, CHAPTER 11 PROCEEDINGS
         AND OTHER LITIGATION


         The restructuring of the Company in October 1986 was for the stated purpose of separating Raytech from Raymark Industries, Inc.'s ("Raymark") substantial asbestos-related liabilities and litigation. For a further discussion of this matter, please refer to Raytech's 1994 Form 10-K, Part 1, Item 1, Pages 4-8. As part of the restructuring process of Raytech, Raymark common stock was divested and sold as of May 20, 1988 to Asbestos Litigation Management, Inc.

         Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. The dollar value of these lawsuits cannot be calculated as most complaints either over inflate claims, state only jurisdictional minimums or do not specify damages at all. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. In February 1989, an involuntary petition in bankruptcy was filed against Raymark and remains pending. Subsequent to the involuntary bankruptcy proceedings against Raymark, a restrictive funding order was issued by an Illinois Circuit Court, which required one of Raymark's insurance carriers to pay claims but not defense costs, and another insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech under its indemnification agreements. Raymark's cost of defense and disposition of cases up to the automatic stay of litigation under the involuntary bankruptcy proceedings has been approximately $333 million of Raymark's total insurance coverage of approximately $395 million. Of the $62 million remaining, $32 million is covered by the insolvent carrier and the remaining is either blocked due to lower levels not being exhausted or does not provide for defense of the claims.

        In a case decided in October 1988 in a U. S. District
Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The liability of the case was settled for an immaterial amount. The successor decision was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment on
the grounds stated in the District Court's opinion.   The effect of
this decision beyond the immediate case is not known, but it has set a precedent under Oregon law. Counsel has advised that the Court orders limit this decision to Oregon; however, it cannot be predicted whether trials of the facts under other states' laws would result in similar or dissimilar orders.

         As the result of the above factors and in order to obtain a ruling binding across all jurisdictions as to whether Raytech is liable as a successor for asbestos-related and other claims, including claims yet to be filed relating to the operations of Raymark or its predecessors, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys.

         Since the bankruptcy filing, several entities have asserted claims in Bankruptcy Court, alleging environmental and pension liabilities of Raymark based upon the same theories of successor liability against Raytech as alleged by asbestos claimants. These claims are not covered by the class action referenced below and will be resolved in the bankruptcy case. The environmental claims include a claim by the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In March 1991, the Company entered a Consent Order, which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating treatment and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U. S.

Environmental Protection Agency for civil penalties charged Raymark in the amount of $12 million arising out of alleged Resource
Conservation and Recovery Act violations at Raymark's Connecticut manufacturing facility.

         Under bankruptcy rules, the debtor-in-possession has an exclusive period in which to file a reorganization plan. Such exclusive period had been extended by the Bankruptcy Court pending the conclusion of the successor liability litigation. However, in December 1992, the creditors' committee filed a motion to terminate the exclusive period to file a plan of reorganization. At a hearing in May 1993 the motion was denied by the Bankruptcy Court but was appealed by the creditors' committee. In November 1993, the U. S. District Court reversed the Bankruptcy Court and terminated the exclusive period to file a plan of reorganization effective in January 1994. Accordingly, any party in interest, including the debtor, the creditors' committee, or a creditor may file a plan of reorganization.

         In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include a final judgment in the litigation to determine whether Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech believes the Debtor's Plan to be confirmable. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

        In June 1989 Raytech filed a class action in the Bankruptcy Court against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U. S. District Court, and since the authority of the Bankruptcy Court is referred from the
U. S. District Court, upon its motion and argument the U. S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U. S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Oregon case, previously discussed, under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U. S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the
U. S. District Court affirmed its prior ruling in February 1992. The dismissal of the successor liability count is considered to be serious for it extends the impact of this case beyond Oregon. When the other counts are ruled upon the Company has the right to appeal the ruling. In February 1992, the U. S. District Court transferred the case in its entirety to the U. S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the
U. S. District Court without motion from any party in the interest of the administration of justice as stated by the U. S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts. The motion was denied by the U. S. District Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the
U. S. District Court granted the motion to certify which allowed the successor liability dismissal to be appealed to the Third Circuit Court of Appeals. The Company filed such appeal in March 1994, and it has been briefed and argued and awaits the Court ruling.

         Costs incurred by the Company for asbestos-related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech has received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994 were applied as a reduction of the note obligations pursuant to the agreements.

        In October 1992, the Secretary of the Department of Labor filed suit against Raymark and certain named fiduciaries in the
U. S. District Court for Connecticut naming the Company as a successor to Raymark, alleging the breach of fiduciary duties required under ERISA in connection with the purchase of a group annuity contract from Executive Life Insurance Company to fund the benefits of participants and beneficiaries of three pension plans. Executive Life was placed in conservatorship by the California Insurance Commission in April 1991. The Department of Labor filed a claim against Raytech in the Bankruptcy Court in the amount of $22.8 million for successor liability to the damages alleged in the suit. The impact of this litigation is unknown at this time. Discovery in the suit is proceeding.

         A lawsuit was filed in the Wayne County, Michigan, Court in July 1993 by a former sales agent against Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, alleging entitlement to post-termination commissions in the amount of $4 million. A trial was held in October 1994 and ruled a mistrial due to a split (hung) jury. A new trial began in March 1995, and during the trial, the parties settled the dispute which provided for payment of $70 by RPC in return for a dismissal of the suit and full release.

         In February 1994, a jury in the U. S. District Court for the Southern District of Indiana returned a verdict in favor of RPC for $2.9 million plus costs and against Gilbert W. Younger and Transgo, a corporation. RPC had sued the defendants in 1990 for defamation of products and injurious falsehoods concerning RPC's manufactured products. In April 1994, the Court granted RPC its costs, attorneys' fees and interest in addition to the damages awarded by the jury. The defendants filed for bankruptcy under Chapter 11 in 1992 and the defendant's plan of reorganization was confirmed in September 1994 by a California Bankruptcy Court.
Under the plan of reorganization and ordered by the Court, the total amount of the awarded damages has been placed in a secured escrow account pending appeals. In April 1995, the 7th Circuit Court of Appeal affirmed the verdict except for the award of prejudgment interest. No amount has been recorded by the Company pending further legal proceedings and the ultimate realization of the award.

         Management believes that the restructuring plan, including the acquisitions of businesses from Raymark and the Raymark divestiture created for the purpose to legally separate Raytech and its acquired businesses from Raymark's asbestos-related and other liabilities will be upheld in the court proceedings.
However, the outcome of these matters is uncertain and should Raytech receive an adverse ruling in the District Court or bankruptcy under the doctrines of successor liability, piercing the corporate veil or fraudulent conveyance, there would be a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities, environmental and pension liabilities and related costs of litigation.

         The ultimate liability, if any, of the Company with respect to asbestos-related, environmental, pension or other claims cannot presently be determined. Accordingly, no provision for such liability has been recorded in the financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. An unfavorable ruling on the matters described above would have a material adverse effect on the Company's results of operations and financial position. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of April 2, 1995 and January 1, 1995, the results of operations for the thirteen weeks ended April 2, 1995 and statements of cash flows for the thirteen weeks ended April 2, 1995. Except for the matters disclosed herein, all adjustments are of a normal recurring nature. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended January 1, 1995.

         The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


NOTE C - INVENTORIES

         Inventories consist of the following:

                              April 2, 1995     January 1, 1995

         Raw material           $ 6,815              $ 6,367
         Work in process          6,468                6,524
         Finished goods           9,365                9,968

                                $22,648              $22,859

NOTE D - RELATED PARTIES

         During the first three months of 1995, the Company purchased yarn from Universal Friction Composites, a related party, in the amount of $563, and at April 2, 1995, the related payable amounted to $179.

         Effective March 31, 1995, Allomatic Products Company ("APC"), a majority-owned subsidiary, declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record in March 1995. The fourth quarter installment of the dividend declared in 1994 was paid in March 1995. As of April 2, 1995, 34,208 shares, or 33% of the outstanding shares, were held by Universal Friction Composites, Inc., a corporation directed by Bradley C. Smith, as President, a son of Craig R. Smith, and 7% of the outstanding shares were held by Bradley C. Smith, individually. Accordingly, the total beneficial interest of Craig R. Smith is 40%.


NOTE E - WARRANTS

         The 4,000,000 warrants authorized by the Company in 1986 have expired effective October 1, 1994 by the terms of the warrants. Of the 3,998,148 warrants issued, none were exercised prior to the expiration date. The authorized shares of stock count has been reduced from 11,500,000 to 7,500,000 reflecting the termination of the registration of shares to cover the exercise of warrants.


NOTE F - LOAN AGREEMENT

         In March 1995, RPC, a wholly-owned subsidiary of the Company, entered into a five-year loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. Under the terms of the loan agreement, RPC is required to maintain certain cash flow levels and is prohibited from declaring or paying dividends, except under certain conditions. The amount outstanding under this loan at April 2, 1995 was $0.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Summary

          Net income for the first quarter of 1995 amounted to $4,577 or $1.33 per share as compared with $2,990 or $.89 per share reported in the same period of fiscal 1994, which is an improvement of 53%. This is basically a result of additional sales volume in the market segments that the Company sells its products and a return to profitability of the Company's German dry friction business.

Net Sales

          Net sales for the first quarter of fiscal 1995 increased by 15% to $49,913 as compared with $43,555 for the same period a year ago. This overall improvement is a continuation of strong 1994 performance in the construction, agriculture and automotive market segments. In addition, the Company has reported modest improvement within the European product market segment.

Gross Margin

          Gross profit margin for the first quarter of fiscal 1995 is up 22% as compared with the first quarter of 1994. As a result of the company's German consolidation program implemented and completed in 1994, the company's German dry friction business has returned to profitability.

Selling, General and Administrative Expense

          Selling, general and administrative expenses in the first quarter of 1995 increased to $6,959 as compared with $6,426 in the first quarter of 1994. The increase is primarily due to higher levels of research and development costs and selling and shipping costs related to increased sales volume.

Interest Expense

          Interest expense remained consistent with the same period a year ago and relates principally to the interest on the debt to Raymark.

Liquidity and Capital Resources

          During the first quarter of fiscal 1995, the Company generated positive cash flow from operating activities in the amount of $1.4 million. The positive cash flow is the result of the favorable earnings during the first quarter of fiscal 1995. Capital expenditures in the first quarter of fiscal 1995 amounted to $2.4 million, which is consistent with the Company's projected spending plan for 1995.

          At April 2, 1995, the Company's wholly-owned German subsidiary (Raybestos Industrie-Produkte GmbH) had available unused lines of credit amounting to DM2,436 ($1,771) which expire as follows: DM934 ($679) August 31, 1995; DM1,230 ($894) on demand;
DM262 ($191) which expires June 30, 1995 and DM10 ($7) on demand.

          In September 1993 and January 1994, Raytech Composites, Inc., a wholly-owned subsidiary of the Company, entered loan agreements with Raymark for $2.5 million and $3 million, respectively, and as of April 2, 1995 has borrowed $2.5 million and $.5 million under the loan agreements, respectively. The loans bear interest at 6% per annum with principal and accrued interest due at an extended date in April 1996.

          In March 1995, Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, entered into a loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. The amount outstanding under this loan at April 2, 1995 was $0.

          Management believes that the Company will generate sufficient cash flow from operations during the balance of 1995 to meet all of the Company's obligations arising in the ordinary course of operations.
                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The formation of Raytech and the implementation of the restructuring plan more fully described in Item 1 of Form 10-K filed for the fiscal year 1994 was for the purpose of providing a means to acquire and operate businesses in a corporate structure that would not be subject to any asbestos-related or other liabilities of Raymark.

         Prior to the formation of Raytech, Raymark was first sued in an asbestos-related claim in 1971 and has since been named as a defendant in more than 88,000 lawsuits in which substantial damages have been sought for injury or death from exposure to airborne asbestos fibers. More than 35,000 of such lawsuits were disposed of by settlements, dismissals, summary judgments and trial verdicts at a cost in excess of $333 million principally covered by Raymark's insurance. Subsequent to the sale of Raymark in 1988, lawsuits continued to be filed against Raymark at the rate of approximately 1,000 per month until an involuntary petition in bankruptcy was filed against Raymark in February 1989 which stayed all its litigation and remains pending.

         Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. The dollar value of these lawsuits cannot be calculated as most complaints either over inflate claims, state only jurisdictional minimums or do not specify damages at all. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. However, subsequent to the involuntary bankruptcy proceedings against Raymark, a restrictive funding order was issued by an Illinois Circuit Court which required one of Raymark's insurance carriers to pay claims but not defense costs and another insurance carrier has been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech under its indemnification agreements. Raymark's cost of defense and disposition of cases up to the automatic stay of litigation under the involuntary bankruptcy proceedings has been approximately $333 million of Raymark's total insurance coverage of approximately $395 million. Of the $62 million remaining, $32 million is covered by the insolvent carrier and the remaining is either blocked due to lower levels not being exhausted or does not provide for defense of the claims.

        In October 1988, in a case captioned Raymond A. Schmoll v. ACands, Inc., et al., the U. S. District Court for the District of Oregon ruled, under Oregon equity law, Raytech to be a successor to Raymark's asbestos-related liability. In this case the liability was negotiated to settlement for a negligible amount. The successor decision was appealed and in October 1992, the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision beyond the immediate case is not known, but it has set a precedent under Oregon law. Counsel has advised that the court orders limit this decision to Oregon; however, it cannot be predicted whether trials of the facts under other states' laws would result in similar or dissimilar orders.

         As the result of the above factors and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, on March 10, 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filing operating subsidiaries continue to operate their businesses in the ordinary course. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys.

         Since the bankruptcy filing several entities have asserted claims in Bankruptcy Court alleging environmental and pension liabilities of Raymark based upon the same theories of successor liability against Raytech as alleged by asbestos claimants. These claims are not covered by the class action referenced below and will be resolved in the bankruptcy case. The environmental claims include a claim of the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating, treatment and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U.S. Environmental Protection Agency for civil penalties charged Raymark in the amount of $12 million arising out of alleged Resource Conservation and Recovery Act violations at Raymark's Connecticut manufacturing facility.

         Under bankruptcy rules, the debtor-in-possession has an exclusive period in which to file a reorganization plan. Such exclusive period had been extended by the Bankruptcy Court pending the conclusion of the successor liability litigation. However, in December 1992, the creditors' committee filed a motion to terminate the exclusive period to file a plan of reorganization. At a hearing in May 1993 the motion was denied by the Bankruptcy Court but was appealed by the creditors' committee. In November 1993, the U. S. District Court reversed the Bankruptcy Court and terminated the exclusive period to file a plan of reorganization effective in January 1994. Accordingly, any party in interest, including the debtor, the creditors' committee or a creditor may file a plan of reorganization.

     In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include a final judgment in the litigation to determine whether Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech believes the Debtor's Plan to be confirmable. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan (Creditor's
Plan). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

     In June 1989 Raytech filed a class action in the Bankruptcy Court captioned Raytech v. Earl White, et al. against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U. S. District Court, and since the authority of the Bankruptcy Court is referred from the U. S. District Court, upon its motion and argument the U. S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U. S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Schmoll case recited above under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U. S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U. S. District Court affirmed its prior ruling in February 1992. The dismissal of the successor liability count is considered to be serious for it extends the impact of the Schmoll case beyond Oregon. When the other counts are ruled upon the Company has the right to appeal the ruling and is considering such action pending such ruling. In February 1992, the U. S. District Court for Connecticut transferred the case in its entirety to the U. S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U. S. District Court without motion from any party in the interest of the administration of justice as stated by the U. S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts. The motion was denied by the
U. S. District Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U. S. District Court granted the motion to certify which allowed the successor liability dismissal to be appealed to the Third Circuit Court of Appeal. The Company filed such appeal in March 1994 and it has been briefed and argued and awaits the Court ruling.

         Costs incurred by the Company for asbestos related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992 the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Cost incurred in 1994 were applied as a reduction of the note obligations pursuant to the agreements.

     In October 1992, the Secretary of the Department of Labor filed suit against Raymark and certain named fiduciaries in the
U. S. District Court for Connecticut captioned Robert B. Reich,

Secretary of the U. S. Department of Labor vs. Raymark Industries, Inc, et al. naming the Company as a successor to Raymark, alleging the breach of fiduciary duties required under ERISA in connection with the purchase of a group annuity contract from Executive Life Insurance Company to fund the benefits of participants and beneficiaries of three pension plans. Executive Life was placed in conservatorship by the California insurance Commission in April 1991. The Department of Labor filed a claim against Raytech in the Bankruptcy Court in the amount of $22.8 million for successor liability to the damages alleged in the suit. The impact of this litigation is unknown at this time. Discovery in the suit is proceeding.

     A lawsuit was filed in the Wayne County, Michigan, Court in July 1993 by a former sales agent against Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, Bigelow
v. RPC, alleging entitlement to post termination commissions in the amount of $4 million. A trial was held in October 1994 and ruled a mistrial due to a split (hung) jury. A new trial began in March 1995, and during the trial the parties settled the dispute which provided for payment of $70 by RPC in return for a dismissal of the suit and full release.

     In February 1994, a jury in the U. S. District Court for the Southern District of Indiana returned a verdict in favor of RPC for $2,980 plus costs and against Gilbert W. Younger and Transgo, a corporation. RPC had sued the defendants in 1990 for defamation of products and injurious falsehoods concerning RPC's manufactured products. In April 1994, the Court granted RPC its costs, attorneys' fees and interest in addition to the damages awarded by the jury. The defendants filed for bankruptcy under Chapter 11 in 1992, and the defendant's plan of reorganization was confirmed in September 1994 by a California Bankruptcy Court. Under the plan of reorganization and ordered by the Court, the total amount of the awarded damages has been placed in a secured escrow account pending appeals. In April 1995, the 7th Circuit Court of Appeal affirmed the verdict except for the award of prejudgment interest. No amount has been recorded by the Company pending further legal proceedings and the ultimate realization of the award.

     Management believes that the restructuring plan, including the acquisitions of businesses from Raymark and the Raymark divestiture, created for the purpose to legally separate Raytech and its acquired businesses from Raymark's asbestos-related and other liabilities, will be upheld in the court proceedings. However, the outcome of these matters is uncertain and should Raytech receive an adverse ruling in the District Court or in bankruptcy under the doctrines of successor liability, piercing the corporate veil or fraudulent conveyance, there would be a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities, environmental and pension liabilities and related costs of litigation.

     The ultimate liability, if any, of the Company with respect to asbestos-related, environmental, pension or other claims cannot presently be determined. Accordingly, no provision for such liability has been recorded in the financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. An unfavorable ruling on the matters described above would have a material adverse effect on the Company's results of operations and financial position. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 6(a).  EXHIBITS

     (10)   Loan and Security Agreement - The CIT Group/
            Credit Finance, Inc.
     (11)   Statement re. Computation of Per Share Earnings


ITEM 6(b).  REPORTS ON 8-K

            None

                            SIGNATURE


         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RAYTECH CORPORATION


                                  By:
                                      Albert A. Canosa
                                      Vice President, Treasurer
                                      and Chief Financial Officer

Date:  May 11, 1995