Form 10-Q
period 1995-07-02
RAYTECH CORP
filed 1995-08-10
CIK 797917

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the Quarter ended                July 2, 1995


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


                  Yes   X              No

As of July 2, 1995, 3,230,080 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                          RAYTECH CORPORATION

                                INDEX


                                                           Page
                                                          Number

PART I. FINANCIAL INFORMATION:

Item 1.  Condensed Consolidated Balance Sheets as
         at July 2, 1995 and January 1, 1995                 3

         Condensed Consolidated Statements of
         Operations for the twenty-six weeks ended
         July 2, 1995 and July 3, 1994                       4

         Condensed Consolidated Statements of Cash
         Flows for the twenty-six weeks ended
         July 2, 1995 and July 3, 1994                       5

         Notes to Condensed Consolidated
         Financial Statements                                6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                  16

Item 6.  Exhibits and Reports on Form 8-K                   22

         Signature                                          23

         Exhibit 11 - Earnings Per Share Computation        24

RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
                                                                   July 2,    Jan. 1,
As at                                                               1995       1995

ASSETS
Current assets
  Cash and cash equivalents                                      $ 10,705    $  4,778
  Trade accounts receivable, less allowance of $612
    for 1995 and $519 for 1994                                     19,565      13,718
  Inventories                                                      22,539      22,859
  Other current assets                                              3,607       5,019
      Total current assets                                         56,416      46,374

Property, plant and equipment                                     115,164     111,147
  Less accumulated depreciation                                    71,980      70,292
      Net property, plant and equipment                            43,184      40,855
Other assets                                                        4,617       4,580
Total assets                                                     $104,217    $ 91,809

LIABILITIES
Current liabilities
  Notes payable                                                  $  4,668    $  4,928
  Current portion of long-term debt (including $7,133 and
    $6,855 due to Raymark in 1995 and 1994, respectively)           7,406       8,001
  Accounts payable                                                  8,803      12,055
  Accrued liabilities                                              22,486      20,993
      Total current liabilities                                    43,363      45,977

Long-term debt due to Raymark                                      33,056      30,627
Long-term debt                                                        252         245
Postretirement benefits other than pensions                         8,143       7,593
Other long-term liabilities                                         4,794       3,651
Total liabilities                                                  89,608      88,093

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,362,142 and 5,351,024
    issued and outstanding in fiscal 1995 and 1994, respectively    5,362       5,351
Additional paid in capital                                         70,192      70,148
Accumulated deficit                                               (59,028)    (69,250)
Cumulative translation adjustment                                   2,644       2,028
                                                                   19,170       8,277
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   14,609       3,716
Total liabilities and shareholders' equity                       $104,217    $ 91,809

The accompanying notes are an integral part of these statements.

                                                              RAYTECH CORPORATION
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (000's omitted, except share data)


                                    For the 13 Weeks Ended     For the 26 Weeks Ended
                                    July 2,       July 3,      July 2,       July 3,
                                     1995          1994         1995          1994

Net sales                           $45,705       $43,849      $95,618       $87,404
Cost of sales                        34,529        32,410       70,053        64,184

       Gross profit                  11,176        11,439       25,565        23,220
Selling and administrative
  expenses                           (4,723)       (6,025)     (11,682)      (12,451)

       Operating profit               6,453         5,414       13,883        10,769

Interest expense                       (233)         (115)        (331)         (207)
Interest expense - Raymark             (509)         (585)      (1,018)       (1,172)
Other income (expense), net           4,040          (374)       4,334          (293)

Income before provision for income
  taxes and minority interest         9,751         4,340       16,868         9,097
Provision for income tax             (3,544)       (1,751)      (6,084)       (3,518)
Minority interest                      (562)          -           (562)          -

Net income                          $ 5,645       $ 2,589      $10,222       $ 5,579

Net income per share                $  1.67       $   .75      $  3.00       $  1.64

Average shares outstanding        3,383,918     3,446,398    3,411,827     3,399,970

The accompanying notes are an integral part of these statements.

                                         RAYTECH CORPORATION

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)




                                                      July 2,      July 3,
For the 26 Weeks Ended                                1995         1994



    Net cash provided from operating
      activities                                    $ 8,137       $  7,530

Cash flow from investing activities:
  Capital expenditures                               (4,936)        (5,136)
  Proceeds on sale of property, plant and equipment   1,962            -

    Net cash used in investing activities            (2,974)        (5,136)

Cash flow from financing activities:

  Proceeds from short-term borrowings                37,062          3,206
  Payments on short-term borrowings                 (37,885)        (2,754)
  Proceeds from long-term borrowings                    -              -
  Principal payments on long-term debt                 (613)          (102)
  Proceeds of borrowings from Raymark                 5,652            500
  Payments of obligations to Raymark                 (3,432)        (2,337)
  Proceeds from sale of stock                            25            -
  Dividends paid                                       (131)           -

  Net cash used in financing activities                 678         (1,487)

Effect of exchange rate changes on cash                  86            -

Net change in cash and cash equivalents               5,927            907

Cash and cash equivalents at beginning of period      4,778          2,990

Cash and cash equivalents at end of period          $10,705        $ 3,897


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

        In a personal injury case decided in October 1988 in a
U. S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The liability in the case was settled for an immaterial amount. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District
Court's opinion.   The effect of this decision extends beyond the
Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

         As the result of the inability of Raymark to fund Raytech's costs of defense recited above and in order to obtain a ruling binding across all jurisdictions as to whether Raytech is liable as a successor for asbestos-related and other claims, including claims yet to be filed relating to the operations of Raymark or its predecessors, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In July 1995, pursuant to a motion by several of the larger equity security holders of Raytech, the Bankruptcy Court issued an order directing the U.S. Trustee to appoint an official committee of equity security holders for a limited time relating to a determination of equity security holders interest in the estate.

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

         Under bankruptcy rules, the debtor-in-possession had an exclusive period in which to file a reorganization plan. Such exclusive period had been extended by the Bankruptcy Court pending the conclusion of the successor liability litigation. However, in December 1992, the creditors' committee filed a motion to terminate the exclusive period to file a plan of reorganization. At a hearing in May 1993 the motion was denied by the Bankruptcy Court but was appealed by the creditors' committee. In November 1993, the U. S. District Court reversed the Bankruptcy Court and terminated the exclusive period to file a plan of reorganization effective in January 1994. Accordingly, any party in interest, including the debtor, the creditors' committee, or a creditor may file a plan of reorganization.

         In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include litigation in the Bankruptcy Court to determine the remedy for Raytech as a successor to the asbestos-related liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech believes the Debtor's Plan to be confirmable. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

         In June 1989 Raytech filed a class action in the Bankruptcy Court against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U. S. District Court, and since the authority of the Bankruptcy Court is referred from the
U. S. District Court, upon its motion and argument the U. S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U. S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Oregon case, previously discussed, under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U. S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the
U. S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U. S. District Court transferred the case in its entirety to the U. S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the
U. S. District Court without motion from any party in the interest of the administration of justice as stated by the U. S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the U. S. District Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U. S. District Court granted the motion to certify and the successor liability dismissal was accordingly appealed. In May 1995 the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal. The ruling leaves the Oregon case ruling, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. Raytech is considering an appeal to the U.S. Supreme Court.

         Costs incurred by the Company for asbestos-related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech has received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994 and 1995 were applied as a reduction of the note obligations pursuant to the agreements.

         In October 1992, the Secretary of the Department of Labor filed suit against Raymark and certain named fiduciaries in the
U. S. District Court for Connecticut naming the Company as a successor to Raymark, alleging the breach of fiduciary duties required under ERISA in connection with the purchase of a group annuity contract from Executive Life Insurance Company to fund the benefits of participants and beneficiaries of three pension plans. Executive Life was placed in conservatorship by the California Insurance Commission in April 1991. The Department of Labor filed a claim against Raytech in the Bankruptcy Court in the amount of $22.8 million for successor liability to the damages alleged in the suit. All parties to this litigation have reached a tentative settlement which dismisses Raytech without liability. The settlement is subject to formalization.

         In February 1994, a jury in the U. S. District Court for the Southern District of Indiana returned a verdict in favor of Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, for $2.9 million plus costs and against Gilbert W. Younger and Transgo, a corporation. RPC had sued the defendants in 1990 for defamation of products and injurious falsehoods concerning RPC's manufactured products. In April 1994, the Court granted RPC its costs, attorneys' fees and interest in addition to the damages awarded by the jury. The defendants filed for bankruptcy under Chapter 11 in 1992 and the defendant's plan of reorganization was confirmed in September 1994 by a California Bankruptcy Court.
Under the plan of reorganization and ordered by the Court, the total amount of the awarded damages had been placed in a secured escrow account pending appeals. In April 1995, the 7th Circuit Court of Appeal affirmed the verdict except for the award of prejudgment interest. In June 1995, RPC received the awarded damages, including post-judgment interest, in the amount of $4.6 million, bringing the case to a final conclusion.

         The adverse ruling in the Third Circuit Court of Appeals precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities. Determination of Raytech's actual liabilities are subject to the Bankruptcy Court's deliberations and rulings and the competing plans of reorganization filed in the Bankruptcy Court referenced above.

        The ultimate liability, if any, of the Company with respect to asbestos-related, environmental, or other claims cannot presently be determined. Accordingly, no provision for such liability has been recorded in the financial statements.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. An unfavorable ruling on the matters described above would have a material adverse effect on the Company's results of operations and financial position. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of July 2, 1995 and January 1, 1995, the results of operations for the thirteen and twenty-six weeks ended July 2, 1995 and statements of cash flows for the thirteen and twenty-six weeks ended July 2, 1995. Except for the matters disclosed herein, all adjustments are of a normal recurring nature. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended January 1, 1995.

         The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


NOTE C - INVENTORIES

         Inventories consist of the following:

                                  July 2, 1995      January 1, 1995

             Raw material           $ 6,447              $ 6,367
             Work in process          6,055                6,524
             Finished goods          10,037                9,968

                                    $22,539              $22,859

NOTE D - RELATED PARTIES

         During the first six months of 1995, the Company purchased yarn from Universal Friction Composites, a related party, in the amount of $1,165 and at July 2, 1995, the related payable amounted to $273.

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

         Earnings attributable to minority shareholders of Allomatic Products Company have been presented net of income tax as minority interest in the Condensed Consolidated Statement of Operations.


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


NOTE F - LOAN AGREEMENT

         In March 1995, RPC, a wholly-owned subsidiary of the Company, entered into a five-year loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. Under the terms of the loan agreement, RPC is required to maintain certain cash flow levels and is prohibited from declaring or paying dividends, except under certain conditions. The amount outstanding under this loan at July 2, 1995 was $0.


NOTE G - SAVINGS PLANS COMMITMENT

         In 1994, the Company committed to make additional contributions to the Hourly and Salaried Savings Plans to reinstate certain designated employee investment values lost as a result of the Executive Life Insurance Company failure and subsequent conservation and rehabilitation plan. Following receipt of governmental approvals, the Company made the contributions to the Savings Plans in April 1995 in the amount of $1,068 covering full reinstatement of investment losses in Executive Life contracts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Summary

          Net income for the thirteen-week period ended July 2, 1995 amounted to $5,645 or $1.67 per share as compared with $2,589 or $.75 per share for the corresponding period in 1994. For the twenty-six week period net income amounted to $10,222 or $3.00 per share compared with net income of $5,579 or $1.64 per share for the same period in 1994. This is basically a result of additional sales volume in the market segments that the Company sells its products and a return to profitability of the Company's German dry friction business. Included in the results of operations for the twenty-six weeks ended July 2, 1995 is a one-time pre-tax gain of $4.6 million (approximately $2.7 million after tax) which resulted from a favorable judgment in regard to a product disparagement lawsuit.

Net Sales

          Net sales for the first twenty-six weeks of 1995 increased 9.4% to $95,618 as compared with $87,404 for the same period a year ago. Net sales for the thirteen-week period ended July 2, 1995 increased 4.2% to $45,705 compared with $43,849 in the corresponding period in 1994. This overall improvement is a continuation of strong 1994 performance in the construction, agriculture and automotive market segments. In addition, the Company has reported modest improvement within the European market segment.

Gross Margin

          Gross profit margin for the thirteen-week period ended July 2, 1995 was down slightly compared to the same period a year ago. The downturn was primarily due to mechanical problems within the manufacturing process. However, all problems have been resolved and for the twenty-six weeks ended July 2, 1995 gross profit margin is up 10% compared to the same period a year ago. This improvement is a result of the company's German consolidation program implemented and completed in 1994, the company's German dry friction business has returned to profitability.

Selling, General and Administrative Expense

          Selling, general and administrative expenses decreased to $4,723 and $11,682 in the thirteen and twenty-six week periods, respectively, for 1995. The decrease of 21.6% and 6.2%, respectively, is primarily due to the reduction in non-bankruptcy related legal proceedings and one-time charges relating to employee savings plans that were incurred in 1994.

Interest Expense

          Interest expense remained consistent with the same period a year ago and relates principally to the interest on the debt to Raymark.

Liquidity and Capital Resources

          During the first twenty-six weeks of fiscal 1995, the Company generated positive cash flow from operating activities in the amount of $8.1 million. The positive cash flow is the result of the favorable earnings during the first half of fiscal 1995. Capital expenditures in the first quarter of fiscal 1995 amounted to $4.9 million, which is consistent with the Company's projected spending plan for 1995.

           At July 2, 1995, the Company's wholly-owned German subsidiary (Raybestos Industrie-Produkte GmbH) had available unused lines of credit amounting to DM1,459 ($1,056) which expire as follows: DM424 ($307) August 31, 1995; DM297 ($215) on demand;
DM728 ($527) which expires September 30, 1995 and DM10 ($7) on demand.

           In September 1993 and January 1994, Raytech Composites, Inc., a wholly-owned subsidiary of the Company, entered loan agreements with Raymark for $2.5 million and $3 million, respectively, and as of July 2, 1995 has borrowed $2.5 million and $.5 million under the loan agreements, respectively. The loans bear interest at 6% per annum with principal and accrued interest due at an extended date in April 1996.

           In March 1995, Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, entered into a loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. The amount outstanding under this loan at July 2, 1995 was $0.

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

        In October 1988, in a case captioned Raymond A. Schmoll v. ACands, Inc., et al., the U. S. District Court for the District of Oregon ruled, under Oregon equity law, Raytech to be a successor to Raymark's asbestos-related liability. In this case the liability was negotiated to settlement for a negligible amount. The successor ruling was appealed by Raytech, and in October 1992, the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion.
The effect of this decision extends beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

         As the result of the inability of Raymark to fund Raytech's cost of defense recited above and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, on March 10, 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filing operating subsidiaries continue to operate their businesses in the ordinary course. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In July 1995, pursuant to a motion by several of the larger equity security holders of Raytech, the Bankruptcy Court issued an order directing the U.S. Trustee to appoint an official committee of equity security holders for a limited time relating to a determination of equity security holders interest in the estate.

         Since the bankruptcy filing, several entities have asserted claims in Bankruptcy Court alleging environmental and pension liabilities of Raymark based upon the same theories of successor liability against Raytech as alleged by asbestos claimants. These claims are not covered by the class action referenced below and will be resolved in the bankruptcy case. The environmental claims include a claim of the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating, treatment and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U.S. Environmental Protection Agency for civil penalties charged Raymark in the amount of $12 million arising out of alleged Resource Conservation and Recovery Act violations at Raymark's Connecticut manufacturing facility.

        Under bankruptcy rules, the debtor-in-possession had an exclusive period in which to file a reorganization plan. Such exclusive period had been extended by the Bankruptcy Court pending the conclusion of the successor liability litigation. However, in December 1992, the creditors' committee filed a motion to terminate the exclusive period to file a plan of reorganization. At a hearing in May 1993 the motion was denied by the Bankruptcy Court but was appealed by the creditors' committee. In November 1993, the U. S. District Court reversed the Bankruptcy Court and terminated the exclusive period to file a plan of reorganization effective in January 1994. Accordingly, any party in interest, including the debtor, the creditors' committee or a creditor may file a plan of reorganization.

       In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include litigation in the Bankruptcy Court to determine the remedy for Raytech as a successor to the asbestos-related liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech believes the Debtor's Plan to be confirmable. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan (Creditor's Plan). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan.
Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

       In June 1989 Raytech filed a class action in the Bankruptcy Court captioned Raytech v. Earl White, et al. against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U. S. District Court, and since the authority of the Bankruptcy Court is referred from the U. S. District Court, upon its motion and argument the U. S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U. S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Schmoll case recited above under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U. S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U. S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U. S. District Court for Connecticut transferred the case in its entirety to the U. S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U. S. District Court without motion from any party in the interest of the administration of justice as stated by the U. S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the
U. S. District Court granted the motion to certify and the successor liability dismissal was accordingly appealed. In May 1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Schmoll case recited above, affirming the U.S. District Court's ruling of dismissal.
The ruling leaves the Schmoll case ruling, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. Raytech is considering an appeal to the U.S. Supreme Court.

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

       In October 1992, the Secretary of the Department of Labor filed suit against Raymark and certain named fiduciaries in the
U. S. District Court for Connecticut captioned Robert B. Reich, Secretary of the U. S. Department of Labor vs. Raymark Industries, Inc, et al. naming the Company as a successor to Raymark, alleging the breach of fiduciary duties required under ERISA in connection with the purchase of a group annuity contract from Executive Life Insurance Company to fund the benefits of participants and beneficiaries of three pension plans. Executive Life was placed in conservatorship by the California insurance Commission in April 1991. The Department of Labor filed a claim against Raytech in the Bankruptcy Court in the amount of $22.8 million for successor liability to the damages alleged in the suit. All parties to this litigation have reached a tentative settlement which dismisses Raytech without liability. The settlement is subject to formalization.

       In February 1994, a jury in the U. S. District Court for the Southern District of Indiana returned a verdict in favor of Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, for $2,980 plus costs and against Gilbert W. Younger and Transgo, a corporation. RPC had sued the defendants in 1990 for defamation of products and injurious falsehoods concerning RPC's manufactured products. In April 1994, the Court granted RPC its costs, attorneys' fees and interest in addition to the damages awarded by the jury. The defendants filed for bankruptcy under Chapter 11 in 1992, and the defendant's plan of reorganization was confirmed in September 1994 by a California Bankruptcy Court.
Under the plan of reorganization and ordered by the Court, the total amount of the awarded damages had been placed in a secured escrow account pending appeals. In April 1995, the 7th Circuit Court of Appeal affirmed the verdict except for the award of prejudgment interest. In June 1995, RPC received the awarded damages, including post-judgment interest, in the amount of $4.6 million, bringing the case to a final conclusion.

       The adverse ruling in the Third Circuit Court of Appeals precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities. Determination of Raytech's actual liabilities are subject to the Bankruptcy Court's deliberations and rulings and the competing plans of reorganization filed in the Bankruptcy Court referenced above.

       The ultimate liability, if any, of the Company with respect to asbestos-related, environmental, or other claims cannot presently be determined. Accordingly, no provision for such liability has been recorded in the financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. An unfavorable ruling on the matters described above would have a material adverse effect on the Company's results of operations and financial position. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 6(a).  EXHIBITS

     (11)   Statement re. Computation of Per Share Earnings


ITEM 6(b).  REPORTS ON 8-K

            In Form 8-K dated May 15, 1995, it was reported that the Registrant received a ruling of the United States Court of Appeals for the Third Circuit in the case entitled Raytech Corporation v. Earl White, et al. (No. 94-1347) which affirmed a lower court ruling that had dismissed part of an action brought by the Registrant seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark Industries, Inc. from which the Registrant had purchased some of its operating assets. The lower court, the U.S. District Court of the District of Connecticut, had issued a ruling in 1991 dismissing the successor liability count of the class action citing as a reason the preclusive effect of a 1988 judgment of the U.S. District Court of the District of Oregon (Schmoll v. ACands, Inc., et al.) under the doctrine of collateral estoppel in which case the Registrant was ruled to be a successor to Raymark Industries, Inc. asbestos-related liabilities. The report further indicated that the Registrant remains subject to the Bankruptcy Court, District of Connecticut, where it filed a petition seeking relief under Chapter 11 in 1989 in order to determine its successor liability to claims made against Raymark Industries, Inc. The outcome of the bankruptcy remains uncertain.

                                           SIGNATURE


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RAYTECH CORPORATION


                                  By: /s/ALBERT A. CANOSA
                                      Albert A. Canosa
                                      Vice President of
                                      Administration, Treasurer
                                      and Chief Financial Officer

Date:  August 9, 1995