Form 10-Q
period 1995-10-01
RAYTECH CORP
filed 1995-11-13
CIK 797917

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the Quarter ended               October 1, 1995


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


                  Yes   X              No

As of October 1, 1995, 3,230,080 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                         RAYTECH CORPORATION

                                INDEX




                                                           Page
                                                          Number

PART I. FINANCIAL INFORMATION:

Item 1.  Condensed Consolidated Balance Sheets as
         at October 1, 1995 and January 1, 1995              3

         Condensed Consolidated Statements of
         Operations for the thirty-nine weeks ended
         October 1, 1995 and October 2, 1994                 4

         Condensed Consolidated Statements of Cash
         Flows for the thirty-nine weeks ended
         October 1, 1995 and October 2, 1994                 5

         Notes to Condensed Consolidated
         Financial Statements                                6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                  17

Item 6.  Exhibits and Reports on Form 8-K                   23

         Signature                                          24

         Exhibit 11 - Earnings Per Share Computation        25

RAYTECH CORPORATION



CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
                                                                   Oct. 1,    Jan. 1,
As at                                                               1995       1995
ASSETS
Current assets
  Cash and cash equivalents                                      $ 18,001    $  4,778
  Trade accounts receivable, less allowance of $677
    for 1995 and $519 for 1994                                     18,731      13,718
  Inventories                                                      22,713      22,859
  Other current assets                                              3,609       5,019
      Total current assets                                         63,054      46,374

Property, plant and equipment                                     116,126     111,147
  Less accumulated depreciation                                    72,813      70,292
      Net property, plant and equipment                            43,313      40,855
Other assets                                                        4,619       4,580
Total assets                                                     $110,986    $ 91,809

LIABILITIES
Current liabilities
  Notes payable                                                  $ 10,002    $  4,928
  Current portion of long-term debt (including $7,260 and
    $6,855 due to Raymark in 1995 and 1994, respectively)           7,542       8,001
  Accounts payable                                                  8,180      12,055
  Accrued liabilities                                              21,597      20,993
      Total current liabilities                                    47,321      45,977

Long-term debt due to Raymark                                      33,462      30,627
Long-term debt                                                        228         245
Postretirement benefits other than pensions                         8,439       7,593
Other long-term liabilities                                         5,304       3,651
Total liabilities                                                  94,754      88,093

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,362,142 and 5,351,024
    issued and outstanding in fiscal 1995 and 1994, respectively    5,362       5,351
Additional paid in capital                                         70,192      70,148
Accumulated deficit                                               (57,442)    (69,250)
Cumulative translation adjustment                                   2,681       2,028
                                                                   20,793       8,277
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   16,232       3,716
Total liabilities and shareholders' equity                       $110,986    $ 91,809

The accompanying notes are an integral part of these statements.


                           RAYTECH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's omitted, except share data)





                                    For the 13 Weeks Ended     For the 39 Weeks Ended
                                     Oct. 1,       Oct. 2,      Oct. 1,       Oct. 2,
                                       1995          1994         1995          1994


Net sales                            $41,685       $42,062      $137,303     $129,466
Cost of sales                         31,177        32,551       101,230       96,735

       Gross profit                   10,508         9,511        36,073       32,731
Selling and administrative expenses   (7,581)       (5,969)      (19,263)     (18,420)

       Operating profit                2,927         3,542        16,810       14,311

Interest expense                        (119)         (157)         (450)        (364)
Interest expense - Raymark              (508)         (599)       (1,526)      (1,771)
Other income (expense), net              884           210         5,218          (83)

Income before provision
  for income taxes                     3,184         2,996        20,052       12,093
Provision for income tax              (1,514)       (1,090)       (7,598)      (4,608)
Minority interest                        (84)          -            (646)         -

Net income                           $ 1,586       $ 1,906      $ 11,808      $ 7,485

Net income per share                 $   .47       $   .56      $   3.46      $  2.20

Average shares outstanding         3,389,401     3,431,276     3,414,572    3,410,031



The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)






                                                   October 1,  October 2,
For the 39 Weeks Ended                                  1995       1994


    Net cash provided from operating
      activities                                      $12,020      $12,371

Cash flow from investing activities:
  Capital expenditures                                 (7,730)      (8,830)
  Proceeds on sale of property, plant and equipment     2,186          -

    Net cash used in investing activities              (5,544)      (8,830)

Cash flow from financing activities:

  Proceeds from short-term borrowings                  29,301        3,850
  Payments on short-term borrowings                   (24,641)      (2,754)
  Proceeds from long-term borrowings                      -             51
  Principal payments on long-term debt                   (635)        (154)
  Proceeds of borrowings from Raymark                   5,838          500
  Payments of obligations to Raymark                   (3,060)      (4,249)
  Proceeds from sale of stock                              25          -
  Dividends paid                                         (131)          68

  Net cash used in financing activities                 6,697       (2,688)

Effect of exchange rate changes on cash                    50          -

Net change in cash and cash equivalents                13,223          853

Cash and cash equivalents at beginning of period        4,778        2,990

Cash and cash equivalents at end of period           $ 18,001      $ 3,843



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

 In a personal injury case decided in October 1988 in a
  U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The liability in the case was settled for an immaterial amount. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District
  Court's opinion.   The effect of this decision extends beyond the
  Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

          As the result of the inability of Raymark to fund
  Raytech's costs of defense recited above and in order to obtain a ruling binding across all jurisdictions as to whether Raytech is liable as a successor for asbestos-related and other claims, including claims yet to be filed relating to the operations of Raymark or its predecessors, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, pursuant to an order of the Bankruptcy Court, an official committee of equity security holders was appointed for a limited time relating to a determination of equity security holders interest in the estate.

          Since the bankruptcy filing, several entities have asserted claims in Bankruptcy Court, alleging environmental liabilities of Raymark based upon similar theories of successor liability against Raytech as alleged by asbestos claimants. These claims are not covered by the class action referenced below and will be resolved in the bankruptcy case. The environmental claims include a claim by the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In March 1991, the Company entered a Consent Order, which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating treatment and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U.S. Environmental Protection Agency for civil penalties charged Raymark in the amount of $12 million arising out of alleged Resource Conservation and Recovery Act violations at Raymark's Connecticut manufacturing facility.

          Under bankruptcy rules, the debtor-in-possession had an exclusive period in which to file a reorganization plan. Such exclusive period had been extended by the Bankruptcy Court pending the conclusion of the successor liability litigation. However, in December 1992, the creditors' committee filed a motion to terminate the exclusive period to file a plan of reorganization. At a hearing in May 1993 the motion was denied by the Bankruptcy Court but was appealed by the creditors' committee. In November 1993, the U.S. District Court reversed the Bankruptcy Court and terminated the exclusive period to file a plan of reorganization effective in January 1994. Accordingly, any party in interest, including the debtor, the creditors' committee, or a creditor may file a plan of reorganization.

          In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include litigation in the Bankruptcy Court to determine the remedy for Raytech as a successor to the asbestos-related liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech believes the Debtor's Plan to be confirmable. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. A mediator has been selected and the mediation process commenced in October 1995. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

          In June 1989 Raytech filed a class action in the Bankruptcy Court against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U.S. District Court, and since the authority of the Bankruptcy Court is referred from the U.S. District Court, upon its motion and argument the U.S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Oregon case, previously discussed, under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U.S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the U.S. District Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U.S. District Court granted the motion to certify and the successor liability dismissal was accordingly appealed. In May 1995 the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling leaves the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

          Costs incurred by the Company for asbestos-related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech has received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994 and 1995 were $253 and $460, respectively, and were applied as a reduction of the note obligations pursuant to the agreements.

          In October 1992, the Secretary of the Department of Labor filed suit against Raymark and certain named fiduciaries in the U.S. District Court for Connecticut naming the Company as a successor to Raymark, alleging the breach of fiduciary duties required under ERISA in connection with the purchase of a group annuity contract from Executive Life Insurance Company to fund the benefits of participants and beneficiaries of three pension plans. Executive Life was placed in conservatorship by the California Insurance Commission in April 1991. The Department of Labor filed a claim against Raytech in the Bankruptcy Court in the amount of $22.8 million for successor liability to the damages alleged in the suit. This litigation was settled by the parties as approved by the Court in October 1995, wherein Raytech was dismissed without liability.

          In February 1994, a jury in the U.S. District Court for the Southern District of Indiana returned a verdict in favor of Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, for $2.9 million plus costs and against Gilbert W. Younger and Transgo, a corporation. RPC had sued the defendants in 1990 for defamation of products and injurious falsehoods concerning RPC's manufactured products. In April 1994, the Court granted RPC its costs, attorneys' fees and interest in addition to the damages awarded by the jury. The defendants filed for bankruptcy under Chapter 11 in 1992 and the defendant's plan of reorganization was confirmed in September 1994 by a California Bankruptcy Court.
  Under the plan of reorganization and ordered by the Court, the total amount of the awarded damages had been placed in a secured escrow account pending appeals. In April 1995, the 7th Circuit Court of Appeal affirmed the verdict except for the award of prejudgment interest. In June 1995, RPC received the awarded damages, including post-judgment interest, in the amount of $4.6 million, bringing the case to a final conclusion.

          The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S.
  Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon)
  1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities. Determination of Raytech's actual liabilities are subject to the Bankruptcy Court's deliberations and rulings and the competing plans of reorganization filed in the Bankruptcy Court referenced above.

          The ultimate liability, if any, of the Company with respect to asbestos-related, environmental, or other claims cannot presently be determined. Accordingly, no provision for such liability has been recorded in the financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. An unfavorable result on the matters described above would have a material adverse effect on the Company's results of operations and financial position. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


  NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of October 1, 1995 and January 1, 1995, the results of operations for the thirteen and thirty-nine weeks ended October 1, 1995 and statements of cash flows for the thirteen and thirty-nine weeks ended October 1, 1995. Except for the matters disclosed herein, all adjustments are of a normal recurring nature. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended January 1, 1995.

          The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


  NOTE C - INVENTORIES

          Inventories consist of the following:

                              October 1, 1995     January 1, 1995

          Raw material           $ 6,506              $ 6,367
          Work in process          6,014                6,524
          Finished goods          10,193                9,968

                                 $22,713              $22,859

NOTE D - RELATED PARTIES

          During the first nine months of 1995, the Company purchased yarn from Universal Friction Composites, a related party, in the amount of $2,001 and at October 1, 1995, the related payable amounted to $387.


          Effective March 31, 1995, Allomatic Products Company ("APC"), a majority-owned subsidiary, declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record in March 1995. As of October 1, 1995, 41,658 shares, or 40% of the outstanding shares, were held by Universal Friction Composites, Inc., a corporation directed by Bradley C. Smith, as President, a son of Craig R. Smith. Accordingly, the beneficial interest of Craig R. Smith is 40%.

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


  NOTE F - LOAN AGREEMENT

          In March 1995, RPC, a wholly-owned subsidiary of the Company, entered into a five-year loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The amount of borrowing is predicated on satisfying a borrowing base formula related to levels of certain accounts receivable and inventories. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. Under the terms of the loan agreement, RPC is required to maintain certain cash flow levels and is prohibited from declaring or paying dividends, except under certain conditions. The amount outstanding under this loan at October 1, 1995 was $5,847.


  NOTE G - SAVINGS PLANS COMMITMENT

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Summary

        Net income for the thirteen-week period ended October 1, 1995 amounted to $1,586 or $.47 per share as compared with $1,906 or $.56 per share for the corresponding period in 1994. For the thirty-nine week period net income amounted to $11,808 or $3.46 per share compared with net income of $7,485 or $2.20 per share for the same period in 1994. This is basically a result of additional sales volume in the market segments that the Company sells its products and a return to profitability of the Company's German dry friction business. Included in the results of operations for the thirty-nine weeks ended October 1, 1995 is a one-time pretax gain of $4.6 million (approximately $2.7 million after tax) which resulted from a favorable judgment in regard to a product disparagement lawsuit.

  Net Sales

        Net sales for the thirteen-week period ended October 1, 1995 decreased 1.0% to $41,685 compared with $42,062 in the corresponding period in 1994. Net sales for the first thirty-nine weeks of 1995 increased 6.1% to $137,303 as compared with $129,466 for the same period a year ago. This overall improvement is a continuation of strong 1994 performance in the construction, agriculture and automotive market segments. In addition, the Company has reported modest improvement within the European market segment.

  Gross Margin

        Gross profit margin for the thirteen-week period ended October 1, 1995 increased 10.5% to $10,508 as compared with $9,511 for the same period a year ago. Gross profit margin for the thirty-nine weeks ended October 1, 1995 increased 10.2% to $36,073 as compared with $32,731 for the same period a year ago. This improvement is primarily due to sales increases across all of the Company's market segments except the aftermarket segment. The aftermarket segment has seen severe competitive pressure within its product lines which has resulted in a decrease in sales as compared to last year. Further, the Company's German consolidation program, implemented and completed in 1994, is showing positive results.
  The Company's dry friction business has returned to profitability.

  Selling, General and Administrative Expense

        Selling, general and administrative expenses increased
  27.0% to $7,581 for the thirteen-week period ended October 1, 1995 as compared with 1994. For the thirty-nine week period ended October 1, 1995, expenses increased 4.6% to $19,263. The increase is primarily due to higher levels of research and development, distribution expenses due to higher sales volume, legal and other professional fees, employee benefits expense and general inflationary increases.

  Interest Expense

        Interest expense remained consistent with the same period a year ago and relates principally to the interest on the debt to Raymark.

  Liquidity and Capital Resources

        During the first thirty-nine weeks of fiscal 1995, the Company generated positive cash flow from operating activities in the amount of $12.0 million. The positive cash flow is the result of the favorable earnings during the first half of fiscal 1995. Capital expenditures year-to-date for fiscal 1995 amounted to $7.7 million, which is consistent with the Company's projected spending plan for 1995.

        At October 1, 1995, the Company's wholly-owned German subsidiary (Raybestos Industrie-Produkte GmbH) had available unused lines of credit amounting to DM1,978 ($1,386) which expire as follows: DM571 ($400) August 31, 1995; DM648 ($454) on demand;
  DM749 ($525) which expires January 30, 1996 and DM10 ($7) on demand.

        In September 1993 and January 1994, Raytech Composites,
  Inc., a wholly-owned subsidiary of the Company, entered loan agreements with Raymark for $2.5 million and $3 million, respectively, and as of October 1, 1995, has borrowed $2.5 million and $.5 million under the loan agreements, respectively. The loans bear interest at 6% per annum with principal and accrued interest due in April 1996.

        In January 1995, the Company's wholly-owned German subsidiary (Raybestos Industrie-Produkte GmbH) received DM2,475
  ($1,530) due from the sale of the Radevormwald plant and certain equipment.

        In March 1995, Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, entered into a loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. The amount outstanding under this loan at October 1, 1995 was $5,847.

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

      In October 1988, in a case captioned Raymond A. Schmoll v. ACands, Inc., et al., the U.S. District Court for the District of Oregon ruled, under Oregon equity law, Raytech to be a successor to Raymark's asbestos-related liability. In this case the liability was negotiated to settlement for a negligible amount. The successor ruling was appealed by Raytech, and in October 1992, the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion.
  The effect of this decision extends beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

          As the result of the inability of Raymark to fund
  Raytech's cost of defense recited above and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, on March 10, 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filing operating subsidiaries continue to operate their businesses in the ordinary course. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, pursuant to an order of the Bankruptcy Court an official committee of equity security holders was appointed for a limited time relating to a determination of equity security holders interest in the estate.

          Since the bankruptcy filing, several entities have asserted claims in Bankruptcy Court alleging environmental liabilities of Raymark based upon similar theories of successor liability against Raytech as alleged by asbestos claimants. These claims are not covered by the class action referenced below and will be resolved in the bankruptcy case. The environmental claims include a claim of the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating, treatment and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U.S. Environmental Protection Agency for civil penalties charged Raymark in the amount of $12 million arising out of alleged Resource Conservation and Recovery Act violations at Raymark's Connecticut manufacturing facility.

          Under bankruptcy rules, the debtor-in-possession had an exclusive period in which to file a reorganization plan. Such exclusive period had been extended by the Bankruptcy Court pending the conclusion of the successor liability litigation. However, in December 1992, the creditors' committee filed a motion to terminate the exclusive period to file a plan of reorganization. At a hearing in May 1993 the motion was denied by the Bankruptcy Court but was appealed by the creditors' committee. In November 1993, the U.S. District Court reversed the Bankruptcy Court and terminated the exclusive period to file a plan of reorganization effective in January 1994. Accordingly, any party in interest, including the debtor, the creditors' committee or a creditor may file a plan of reorganization.

      In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include litigation in the Bankruptcy Court to determine the remedy for Raytech as a successor to the asbestos-related liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech believes the Debtor's Plan to be confirmable. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan (Creditor's Plan). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. A mediator has been selected and the mediation process commenced in October 1995. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

      In June 1989 Raytech filed a class action in the Bankruptcy Court captioned Raytech v. Earl White, et al. against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U. S. District Court, and since the authority of the Bankruptcy Court is referred from the U.S. District Court, upon its motion and argument the U.S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Schmoll case recited above under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U.S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court for Connecticut transferred the case in its entirety to the U. S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U.S. District Court granted the motion to certify and the successor liability dismissal was accordingly appealed. In May 1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Schmoll case recited above, affirming the U.S. District Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling leaves the Schmoll case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

          Costs incurred by the Company for asbestos related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992 the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Cost incurred in 1994 were applied as a reduction of the note obligations pursuant to the agreements.

      In October 1992, the Secretary of the Department of Labor filed suit against Raymark and certain named fiduciaries in the U.S. District Court for Connecticut captioned Robert B. Reich, Secretary of the U.S. Department of Labor vs. Raymark Industries, Inc, et al. naming the Company as a successor to Raymark, alleging the breach of fiduciary duties required under ERISA in connection with the purchase of a group annuity contract from Executive Life Insurance Company to fund the benefits of participants and beneficiaries of three pension plans. Executive Life was placed in conservatorship by the California insurance Commission in April 1991. The Department of Labor filed a claim against Raytech in the Bankruptcy Court in the amount of $22.8 million for successor liability to the damages alleged in the suit. This litigation was settled by the parties as approved by the Court in October 1995, wherein Raytech was dismissed without liability.

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

      The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S.
  Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon)
  1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities. Determination of Raytech's actual liabilities are subject to the Bankruptcy Court's deliberations and rulings and the competing plans of reorganization filed in the Bankruptcy Court referenced above.

      The ultimate liability, if any, of the Company with respect to asbestos-related, environmental, or other claims cannot presently be determined. Accordingly, no provision for such liability has been recorded in the financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. An unfavorable result on the matters described above would have a material adverse effect on the Company's results of operations and financial position. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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