Form 10-K
period 1995-12-31
RAYTECH CORP
filed 1996-03-28
CIK 797917

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                   Commission File Number
    December 31, 1995                                 1-9298

                         RAYTECH CORPORATION
        (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                  06-1182033
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)

Suite 512, One Corporate Drive
Shelton, Connecticut                                   06484
(Address of Principal Executive Office)              (Zip Code)

                           (203) 925-8023
        (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange
       Title of Each Class                 On Which Registered
  Common Stock - $1.00 Par Value          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filed requirements for the past 90 days.

                    Yes   X       No

As of March 1, 1996, 3,230,080 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of these shares on the New York Stock Exchange) on such date held by non-affiliates was approximately $12.1 million.

                  Documents Incorporated by Reference

Portions of Registrant's definitive proxy statement pursuant to Regulation 14A for the 1995 Annual Meeting of Shareholders are incorporated by reference in Part III.

                     INDEX TO RAYTECH CORPORATION
                            1995 FORM 10-K

                                PART I.

                                                                 Page

Item 1.  Business

         (a)  General Development of Business ..................   4

         (b)  Summary of Financial Information .................   7

         (c)  Narrative Description of Business ................   7

              Introduction .....................................   7

              Sales Methods ....................................   9

              Raw Material Availability ........................   9

              Patents and Trademarks ...........................   9

              Competition, Significant Customers and Backlog ...  10

              Employees ........................................  11

              Capital Expenditures .............................  11

              Research and Development .........................  11

              Environmental Matters ............................  11

         (d)  Financial Information About Foreign Operations ...  11

Item 2.  Properties ............................................  12

Item 3.  Legal Proceedings .....................................  12

Item 4.  Submission of Matters to a Vote of Security Holders ...  19

                               PART II.

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters .........................  20

Item 6.  Selected Financial Data ...............................  21

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .................  22

Item 8.  Financial Statements ..................................  31

Item 9.  Disagreements on Accounting and Financial Disclosures..  76

                            PART III.
                                                                 Page

Item 10.  Directors and Officers of Registrant ................   76

Item 11.  Executive Compensation ..............................   76

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management .............................   76

Item 13.  Certain Relationships and Related Transactions ......   76

                               PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K ...............................   76

          (a)(1)  List of Financial Statements ................   76

          (a)(2)  List of Financial Statement Schedules .......   77

          (a)(3)  Exhibits ....................................   77

          (b)     Reports on Form 8-K .........................   77

          (c)     Index of Exhibits............................   77

          (d)     Index to Consolidated Financial Statements
                  and Financial Statement Schedules
                  (reference) .................................   80

Index to Consolidated Financial Statements and
  Financial Statement Schedules................................   81

Signatures ....................................................   86

Item 1.  Business

         (a)  General Development of Business.

              Raytech Corporation was organized in June 1986 as a Delaware corporation. On October 15, 1986, Raytech became the public holding company for its subsidiaries, Raymark Corporation and Raymark Industries, Inc. (jointly referred to as "Raymark"). At the Annual Stockholders' Meeting held in October 1986, the stockholders voted in favor of the establishment of a new holding company, Raytech, to serve as the continuing vehicle for public ownership of Raymark and of other businesses which may be acquired by Raytech. Pursuant to a plan of merger, the common stock of Raymark was, on October 15, 1986, the effective date of the merger, converted on a share for share basis into common stock of Raytech. Consequently, the stockholders of Raymark became the stockholders of Raytech. Additionally, each stockholder was granted a right to purchase a warrant for each share held. Most of the warrants were sold and the proceeds were used to cover Raytech's initial capitalization, organizational and operating expenses. The warrants expired on October 1, 1994.

              In 1986, Raytech sought the advice of counsel as to whether or not newly acquired assets and businesses would be subject to the asbestos-related claims against Raymark on theories of successor liability, piercing the corporate veil or fraudulent conveyance. Counsel advised Raytech that such determinations were heavily fact-dependent and were dependent upon how the transactions were ultimately structured and implemented. Such counsel further advised that, if Raytech made acquisitions of assets or businesses without the use of Raymark's assets or credit or made purchases of assets or businesses of Raymark that, although the case law in the area was still developing and applicable legal standards may vary considerably from state to state, it should be possible under existing case law to acquire such assets or businesses without thereby subjecting Raytech or such acquired assets or businesses to liability for the asbestos-related claims of Raymark under the doctrines of successor liability, piercing the corporate veil or fraudulent conveyance, so long as Raytech complied with the principles of (i) paying fair market value, (ii) acquiring businesses that did not give rise to any asbestos-related or other claims against Raymark, (iii) permitting Raymark to retain the proceeds for its ongoing business and creditors, (iv) entering the transactions in good faith and not to hinder, delay or defraud creditors, and (v) conducting its affairs independent of Raymark.

         Following the merger, Raytech sought to finance the acquisition of attractive businesses in industries that utilized management's operating expertise. In accordance with the stated purpose and goals of the restructuring, Raytech through its subsidiaries, and during 1987 purchased the non-asbestos businesses of Raymark as follows:


        1. In October 1987, Raytech Composites, Inc., a wholly-owned subsidiary of Raytech, acquired certain assets and assumed certain liabilities of the Wet Clutch and Brake Division of Raymark for $76.9 million.
            The purchase price initially was comprised of $14.9 million cash, $16 million of Raytech stock issuable in future installments and $46 million of notes. This acquisition was financed partially through the sale of Warrants and funds borrowed from a new lender. A 1991 amendment provided for cash in lieu of future installments of stock.

        2. In November 1987, Raytech acquired the stock of Raybestos Industrie-Produkte GmbH, a German subsidiary, from Raymark for $8.2 million. The purchase price initially was comprised of a DM7 million note, equating to approximately $4.3 million, and DM6.5 million, equating to approxi-mately $3.9 million, of Raytech stock issuable in future installments. A 1991 amendment provided for cash in lieu of future installments of stock.

             In the anticipation of such purchases by Raytech, Raymark retained Duff & Phelps, Inc., nationally-known independent investment and financial analysts, to determine the fair market value of certain Raymark assets and businesses exclusive of all asbestos-related actual and contingent liabilities or litigation being transferable to the buyer or buyers. Duff & Phelps, Inc. completed its assigned responsibilities and provided Raymark with its opinion regarding the current fair market value of the assets and businesses of Raymark reflecting the assumption that no actual or contingent liabilities arising from asbestos-related liabilities or litigation could be transferred to prospective purchasers. In addition, Raymark retained Dean Witter Reynolds, Inc. as its investment banker for purposes of exercising its efforts to obtain bids for the purchase of certain of its assets and businesses and to otherwise advise and assist in the sale and divestiture thereof. These processes were the basis for determining the purchase prices.

             As part of the continuing restructuring of Raytech and in order to attempt to alleviate itself of the substantial asbestos-related liabilities and litigation surrounding Raymark, management, believing it to be in the best interest of Raytech, recommended to the Board of Directors the sale of Raymark stock. The sale was approved by the Raytech Board of Directors subject to shareholder approval. In May 1988 following shareholder approval, Raytech sold all of the Raymark stock to Asbestos Litigation Management, Inc. ("ALM"), thereby divesting itself of Raymark. Consideration received for the Raymark stock consisted of $50 cash paid at the closing and a 7-l/2% $950 promissory note to be paid in six equal annual installments beginning one year after the closing with interest payable annually. ALM was a wholly-owned subsidiary of Litigation Control Corporation
("LCC"). At the time of the said sale and purchase, LCC was 60% beneficially owned by Craig R. Smith, President and Chief Executive Officer of Raytech (15% through his son, Bradley C. Smith). The basis for determining the purchase price of the stock was negotiations between the parties but was affected by Raymark's substantial asbestos-related liabilities.

             Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech has been named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with an indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987. In February 1989, an involuntary petition for bankruptcy was filed against Raymark and remains pending. Subsequent to the bankruptcy proceedings against Raymark, a restrictive funding order was issued by an Illinois Circuit Court which required one of Raymark's insurance carriers to pay claims but not defense costs and another insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech under its indemnification agreement. (For a discussion regarding Raymark's insurance, refer to Item 3. Legal Proceedings, third paragraph herein.) With the loss of indemnification from Raymark, the defense of such lawsuits shifted directly to Raytech as it had no insurance providing coverage for asbestos-related liabilities. As a result of the above factors and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, in March 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. The bankruptcy proceedings have imposed little or no limitation to the manufacturing and selling of products and other day-to-day operations of the businesses.

        In an asbestos-related personal injury case decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992, the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extends beyond the Oregon District due to a 1995 Third Circuit Court of Appeals decision in a related case wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities and a petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. (For a further discussion regarding this liability, refer to Item 3. Legal Proceedings herein.)

             In June 1992, Raybestos Reibbelag GmbH, a newly established German subsidiary of the Company, acquired all of the inventories, intangible assets and business of Ferodo Beral GmbH located in Morbach, Germany. Simultaneously, Raytech Composites, Inc., also a subsidiary of the Company, acquired all of the land, buildings, machinery and equipment of Ferodo Beral GmbH located in Morbach, Germany, which are leased to Raybestos Reibbelag GmbH. The purchased assets are used primarily to produce clutch facings for the automotive industry and other friction material related industrial products. In October 1993, Raybestos Reibbelag GmbH was merged into Raybestos Industrie-Produkte GmbH, the Company's long-established subsidiary, and the operations were consolidated at the Morbach, Germany, location during 1994. Simultaneously, certain assets were shifted to a new subsidiary in Liverpool, England, Raybestos U.K. Ltd., to produce friction products operating in an oil emersed environment.

             Barring an unforeseen downturn in business and assuming that the reorganization plan filed by Raytech to limit its legal responsibility for Raymark's asbestos-related and other liabilities will be confirmed in the bankruptcy proceedings, Raytech believes it will generate sufficient cash flow to satisfy 1996 debt maturities, working capital and capital spending needs. However, the outcome of these matters is uncertain and should Raytech be held fully liable, there would be a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities and environmental liabilities and related costs of litigation as defined further in Item 3. Legal Proceedings.

         (b) Summary of Financial Information

             The sales and operating income from continuing operations of Raytech on a consolidated basis, and its identifiable assets for the fiscal years ended December 31, 1995, January 1, 1995, and January 2, 1994 are set forth herein on pages 32 and 33.

         (c) Narrative Description of Business

             Introduction

             Raytech, through its principal subsidiaries, is a multinational manufacturer and marketer of specialty engineered products for heat resistant, inertia control, energy absorption and transmission applications. Its products are used in the vehicular, aerospace, nucleonics, petrochemical, energy, metal working, construction, agriculture, utility, and electronic industries, among others.

             Raytech operates through six business units:
Raybestos Products Company, located in Crawfordsville, Indiana; Raybestos Industrie-Produkte GmbH, located in Morbach, Germany; Raybestos Reibtechnik GmbH, located in Leverkusen, Germany; Raybestos U.K. Ltd., located in Liverpool, England; Allomatic Products Company, located in Sullivan, Indiana; and Raybestos Aftermarket Products Company located in Crawfordsville, Indiana. The percentage of sales of products represented by each of these business units for the last three years was as follows:

  Business Unit                 1995         1994         1993

Raybestos Products Company       47%          48%          46%

Raybestos Industrie-
Produkte GmbH                    23%          22%          15%

Raybestos Reibtechnik GmbH        4%           4%           3%

Raybestos U.K. Limited           <1%           -            -

Allomatic Products Company       14%          13%          12%

Raybestos Aftermarket
  Products Company               12%          14%          13%

Raybestos Reibbelag               -            -           11%*

*(Prior to the merger with Raybestos Industrie-Produkte GmbH in October 1993.)

             Raybestos Products Company manufactures and markets a variety of products utilizing friction materials, consisting of paper, elastomeric, graphitic and sintered metal, among others, which operate in an oil-immersed environment. The products are used to absorb energy in automatic transmissions, clutches and brakes in automotive and heavy duty off-highway vehicular applications.

             Raybestos Industrie-Produkte GmbH manufactures and markets dry friction material products consisting of clutch facings and friction washers used in passenger cars, trucks, tractors, off-highway vehicles, specialized vehicles and machines.

             Raybestos U.K. Ltd. manufactures and markets friction material products which operate in an oil immersed environment. The products are used in automatic transmissions, clutches and brakes in automotive and heavy duty off-highway vehicular applications.


             Allomatic Products Company manufactures and markets automatic transmission products, including friction plates, filters and bands for the automotive aftermarket industry.

             Raybestos Aftermarket Products Company, which operates a distribution facility in Crawfordsville, Indiana, markets automatic transmission products and other friction materials in the aftermarket.

             Raybestos Reibtechnik GmbH markets and distributes friction material products for oil immersed applications throughout Europe.

             Sales Methods

             Raytech serves the on-highway and off-highway vehicular markets by sale of its products to Original Equipment
Manufacturers (OEM) of heavy trucks, buses, automobiles, construction and mining equipment and agricultural machinery, and through distributors supplying components and replacement parts for these vehicles.

             The construction and mining equipment and agricultural machinery industries comprise the off-highway vehicle market. Each has two segments: OEM and aftermarket.
The aftermarket is supplied primarily through the OEM's, who sell products directly to equipment distributors.

             Sales are made both to OEM's and distributors by company sales representatives. Sales in both the original equipment and replacement markets are made under standard sales contracts for all or a portion of a customer's products over a period of time, or on an open order basis.

             Raytech's products are sold around the world, through export from the U.S. plants, through its wholly-owned subsidiaries in Germany and the United Kingdom, and through distributors.

             Raw Material Availability

             The principal raw materials used in the manufacture of energy absorption and transmission products include cold-rolled steel, metal powders, synthetic resins, plastics and synthetic and natural fibers. All of these materials are readily available from a number of competitive suppliers.

             Patents and Trademarks

             Raytech owns a number of patents both foreign and domestic. Such patents expire between 1996 and 2018. In the opinion of management, the business is not dependent upon the protection of any of its patents or licenses and would not be

materially affected by the expiration of any of such patents and licenses.

             Raytech operates under a number of registered and common law trademarks, including the trademark "RAYBESTOS."
Certain trademarks have been licensed on a limited basis. Some trademarks are registered internationally.

             Competition, Significant Customers and Backlog

             Raytech faces vigorous competition with respect to price, service and product performance in all of its markets from both foreign and domestic competitors. In the original equipment automotive automatic transmission parts sector there are approximately four competitors, including one foreign company utilizing price, service and product performance to attempt to gain market share.  Though not the largest company competing in this market, Raytech is highly competitive due to cost efficient plants, dedicated and skilled employees and products that are high in quality and reliability. The original equipment heavy-duty, off-highway vehicle sector is highly competitive with approximately three companies vying for the business, including two foreign companies.  Price, service and product performance are competitive factors.  Raytech is the leading competitor in these markets and sets the standards for the industry, resulting from its integrated, cost efficient operations and its high
quality products and service. The European markets in which the Company participates are competitive with approximately two competitors in the passenger car clutch sector and approximately three competitors for the oil-immersed friction plate sector.
Raytech is not the leader but has enhanced its competitive
position in the European markets, having significantly increased its market share through acquisition and restructuring. In the domestic automotive automatic transmission aftermarket sector there are approximately five competitors. Here, Raytech believes that some of its competitors have greater financial resources, but its competitive position is increasing due to the customer acceptance of both its high quality and low cost product lines.
The transmission filter business is competitive with
approximately five competitors.  Raytech is not a major
competitor, having recently entered this market.  Domestic sales to a single customer, Caterpillar, Inc., were 14%, 16% and 15% of
consolidated sales in 1995, 1994 and 1993, respectively.   The
Company's German subsidiaries had combined sales to two customers, Fichtel & Sachs, amounting to 9%, 9% and 9% of consolidated sales in 1995, 1994 and 1993, respectively, and 8%, 9% and 10% to LUK in 1995, 1994 and 1993, respectively. Sales backlog at the end of 1995, 1994 and 1993 was approximately $75 million, $72 million and $61 million, respectively. It is anticipated that current backlog will be filled in 1996.
Competition in all markets served by Raytech is based on product quality, service and price. On such basis Raytech believes that it is highly competitive in all markets in which it is engaged.


             Employees

             At December 31, 1995, Raytech employed approximately 1,244 employees, compared with a slightly higher number of employees at the end of 1994. Raytech has agreements with labor unions relating to wages, hours, fringe benefits and other conditions of employment which cover most of its production employees. The term of the labor contract at Raybestos Products Company is due to expire in May 1997.

             Capital Expenditures

             Capital expenditures were $10.3 million, $11.4 million, and $7.8 million for 1995, 1994 and 1993, respectively.
Capital expenditures for 1996 are projected at $12.0 million.

             Research and Development

             Research and development costs were approximately $5.9 million, $5.3 million, and $4.3 million for 1995, 1994 and 1993, respectively. Separate research and development facilities are maintained at appropriate manufacturing plants for the purpose of developing new products, improving existing production techniques, supplying technical service to the business units and customers, and discovering new applications for existing products. Research and development costs for 1996 are projected at $5.8 million.

             Environmental Matters

             Various federal, state and local laws and regulations related to the discharge of potentially hazardous materials into the environment, and the occupational exposure of employees to airborne particles, gases and noise have affected and will continue to affect the Registrant's operations, both directly and indirectly, in the future. The Company's operations have been designed to comply with applicable environmental standards established in such laws and regulations. Pollution and hazardous waste controls are continually being upgraded at the existing manufacturing facilities to ensure environmental compliance. Expenditures for upgrading of pollution and hazardous waste controls for environmental compliance, including capital expenditures, are projected to be $.6 million for 1996. Because environmental regulations are constantly being revised and are subject to differing interpretations by regulatory agencies, Raytech is unable to predict the long-range cost of compliance with environmental laws and regulations. Nevertheless, management believes that compliance should not materially affect earnings or its competitive position.

         (d) Financial Information about Foreign Operations

             Financial information about the foreign operations of Raytech for the fiscal years ended December 31, 1995,
January 1, 1995, and January 2, 1994 is set forth in Note K to
Consolidated Financial Statements, included herein.


Item 2.  Properties

         Raytech, through its subsidiaries, has plants located in Crawfordsville and Sullivan, Indiana; Liverpool, England, and in Morbach, Germany. All of these plants are used for the manufacturing and warehousing of products produced by Raytech. The Crawfordsville facility is owned and consists of approximately 455,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The productive capacity is underutilized, leaving space for future demand. The Sullivan facility was purchased in March 1994 and consists of 96,000 square feet of office, production and warehousing space that is suitable and adequate to provide the productive capacity to meet anticipated demand of products. The productive capacity is underutilized, leaving space for future demand. The Liverpool, England facility is leased and consists of 27,000 square feet of office, production, research and warehousing space. The Morbach, Germany, plant is owned and consists of 108,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the production capacity to meet reasonably anticipated demand of products. The property owned in Morbach, Germany, is pledged as collateral under various lending agreements. Raytech also leases warehouse space in Crawfordsville, Indiana, for aftermarket distribution, office space in Leverkusen, Germany, for Raybestos Reibtechnik GmbH and office space in Shelton, Connecticut, for its headquarters staff.

         Raytech and its subsidiaries believe that their properties are substantially suitable and adequate for their purposes. All of the production facilities are continually being upgraded to comply with applicable environmental standards and to improve efficiency.


Item 3.  Legal Proceedings

         The formation of Raytech and the implementation of the restructuring plan more fully described in Item 1 above was for the purpose of providing a means to acquire and operate businesses in a corporate structure that would not be subject to any asbestos-related or other liabilities of Raymark.

         Prior to the formation of Raytech, Raymark was first sued in an asbestos-related claim in 1971 and has since been named as a defendant in more than 88,000 lawsuits in which substantial damages have been sought for injury or death from exposure to airborne asbestos fibers. More than 35,000 of such lawsuits were disposed of by settlements, dismissals, summary judgments and trial verdicts at a cost in excess of $333 million principally covered by Raymark's insurance. Subsequent to the sale of Raymark in 1988, lawsuits continued to be filed against Raymark at the rate of approximately 1,000 per month until an involuntary petition in bankruptcy was filed against Raymark in February 1989 which stayed all its litigation and remains pending.

         Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. However, subsequent to the involuntary bankruptcy proceedings against Raymark, a restrictive funding order was issued by an Illinois Circuit Court which required one of Raymark's insurance carriers to pay claims but not defense costs and another insurance carrier has been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech under its indemnification agreement. Raymark's cost of defense and disposition of cases up to the automatic stay of litigation under the involuntary bankruptcy proceedings has been approximately $333 million of Raymark's total insurance coverage of approximately $395 million. Of the $62 million remaining, $32 million is covered by the insolvent carrier and the remaining is either blocked due to lower levels not being exhausted or does not provide for defense of the claims.

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

         As the result of the inability of Raymark to fund Raytech's cost of defense recited above, and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, on March 10, 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filing operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, pursuant to an order of the Bankruptcy Court, an official committee of equity security holders was appointed for a limited time relating to a determination of equity security holders' interest in the estate.

         Since the bankruptcy filing, several entities have asserted claims in Bankruptcy Court alleging environmental liabilities of Raymark based upon similar theories of successor liability against Raytech as alleged by asbestos claimants.
These claims are not covered by the class action referenced below and will be resolved in the bankruptcy case. The environmental claims include a claim of the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating, treatment and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U.S. Environmental Protection Agency for civil penalties charged Raymark in the amount of $12 million arising out of alleged Resource Conservation and Recovery Act violations at Raymark's Stratford, Connecticut, manufacturing facility.

         It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark. Determination of Raytech's liability for such future possible claims, if any, would be subject to Bankruptcy Court deliberations and proceedings.

         Under bankruptcy rules, the debtor-in-possession has an exclusive period in which to file a reorganization plan. Such exclusive period had been extended by the Bankruptcy Court pending the conclusion of the successor liability litigation. However, in December 1992, the creditors' committee filed a motion to terminate the exclusive period to file a plan of reorganization. At a hearing in May 1993, the motion was denied by the Bankruptcy Court but was appealed by the creditors' committee. In November 1993, the U.S. District Court reversed the Bankruptcy Court and terminated the exclusive period to file a plan of reorganization effective in January 1994. Accordingly, any party in interest, including the debtor, the creditors' committee or a creditor could thereafter file a plan of reorganization.

         In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include a final judgment in the litigation to determine whether Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full.
Raytech believes the Debtor's Plan to be confirmable. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech and its creditors will now return to Bankruptcy Court procedures. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

         In June 1989 Raytech filed a class action in the Bankruptcy Court captioned Raytech v. Earl White, et al. against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U.S. District Court, and since the authority of the Bankruptcy Court is referred from the U.S. District Court, upon its motion and argument the U.S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Schmoll case recited above under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U.S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the U.S. District Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U.S. District Court granted the motion to certify and the successor liability dismissal was accordingly appealed. In May 1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling leaves the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

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

         In October 1992, the Secretary of the Department of
Labor filed suit against Raymark and certain named fiduciaries in the U.S. District Court for Connecticut captioned Robert B.
Reich, Secretary of the U.S. Department of Labor vs. Raymark
Industries, Inc, et al. naming the Company as a successor to Raymark, alleging the breach of fiduciary duties required under ERISA in connection with the purchase of a group annuity contract from Executive Life Insurance Company to fund the benefits of participants and beneficiaries of three pension plans. Executive
Life was placed in conservatorship by the California insurance
Commission in April 1991. The Department of Labor filed a claim in the Bankruptcy Court in the amount of $22.8 million covering its theory of damages alleged in the suit. This litigation was settled by the parties as approved by the Court in October 1995, wherein Raytech was dismissed without liability.

         In February 1994, a jury in a case in the U.S. District Court for the Southern District of Indiana captioned Raybestos Products Company vs. Gilbert W. Younger, et al. returned a verdict in favor of Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, for $2.9 million plus costs and against Gilbert W. Younger and Transgo, a corporation. RPC had sued the defendants in 1990 for defamation of products and injurious falsehoods concerning RPC's manufactured products. In April 1994, the Court granted RPC its costs, attorneys' fees and interest in addition to the damages awarded by the jury. The defendants filed for bankruptcy under Chapter 11 in 1992 and the defendant's plan of reorganization was confirmed in September 1994 by a California Bankruptcy Court. Under the plan of reorganization and ordered by the Court, the total amount of the awarded damages had been placed in a secured escrow account pending appeals. In April 1995, the Seventh Circuit Court of Appeals affirmed the verdict except for the award of prejudgment interest. In June 1995, RPC received the awarded damages, including post-judgment interest, in the amount of $4.6 million, bringing the case to a final conclusion.

         The adverse ruling in the Third Circuit Court of Appeals of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities. Determination of Raytech's actual liabilities are subject to the Bankruptcy Court's deliberations and rulings and the competing plans of reorganization filed in the Bankruptcy Court referenced above.

         The ultimate liability of the Company with respect to asbestos-related, environmental, or other claims cannot presently be determined. Accordingly, no provision for such liability has been recorded in the financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. An unfavorable result on the matters described above would have a material adverse effect on the Company's results of operations and financial position.
These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 4.  Submission of Matters to a Vote of Security Holders.

       The Annual Shareholders' Meeting of Raytech was held May 19, 1995. The matters submitted to stockholder vote and the vote count on each matter were as follows:

       1. Proposal to elect one Class III Director for a full three-year term and until his respective successor is elected:

           For Robert L. Bennett               Withheld
             2,560,016                          42,020


       2. Proposal to ratify the appointment of Coopers & Lybrand as auditors for 1995:

              For                 Against             Abstain
           2,564,846              26,452              10,738

      Abstentions and "non-votes" have the same effect as votes against proposals presented to stockholders other than election of directors. A "non-vote" occurs when a nominee holding shares for a beneficial owner votes on one proposal but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.

       Pursuant to the vote of shareholders, proposals 1 and 2 above were adopted and effective on May 19, 1995.

       Directors whose terms of office as Directors continued after the Annual Shareholders' Meeting include:

                         Robert M. Gordon
                         Dennis G. Heiner
                         Donald P. Miller
                         Robert B. Sims
                         Craig R. Smith


                         PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

       The Registrant's (Raytech) common stock is traded on the New York Stock Exchange under the trading symbol RAY. As of
March 1, 1996, there were 2,260 holders of record of the Registrant's common stock.

       Information regarding the quarterly high and low sales prices for 1995 and 1994 and information with respect to dividends is set forth in Note L of the Consolidated Financial
Statements, Part II, Item 8 hereof.


Item 6.  Selected Financial Data

FIVE-YEAR REVIEW OF OPERATIONS
(in thousands, except share data)
                                       1995      1994      1993      1992      1991


Operating Results
  Net sales                         $177,498  $167,615  $139,290  $125,540  $103,310
  Gross profit                        48,699    44,548    37,463    31,612    24,534
  Operating profit                    20,959    17,936    14,423    10,516     7,148
  Interest expense                    (2,647)   (2,601)   (3,816)   (5,442)   (5,646)
  Income before cumulative effect
    of accounting changes             14,337(2)  8,643     8,556     3,413     1,124
  Cumulative effect of changes in
    accounting principles                          -      (3,808)(1)   -         -
Net income                          $ 14,337  $  8,643  $  4,748  $  3,413  $  1,124


Per share of common stock
  Income before cumulative effect
    of changes in accounting
    principles                         $4.26  $   2.52  $   2.60  $   1.04  $    .36
  Cumulative effect of changes
    in accounting principles             -         -       (1.16)      -         -

Net income per share                   $4.26  $   2.52  $   1.44  $   1.04  $    .36

Balance sheet
  Total assets                      $114,436  $ 91,809  $ 79,488  $ 73,287  $ 65,236
  Working capital                      5,323       240       442     5,262     1,023
  Long-term obligations               34,966    41,959    46,019    54,218    50,061
  Commitments and contingencies
    (see Notes A & N)
  Total shareholders'
    equity (deficit)                $ 18,680  $  3,716  $ (5,860) $ (9,902) $(13,622)

Property, plant and equipment
  Capital expenditures              $ 10,275  $ 11,354  $  7,818  $  5,579  $  4,511
  Depreciation                      $  7,566  $  6,892  $  6,680  $  6,385  $  6,216
Weighted average shares
  outstanding                      3,369,003 3,426,034 3,290,912 3,282,691 3,139,403

Dividends declared per share        $    -    $    -    $    -    $    -    $    -



(1)  Reflects the adoption of Statement of Financial Accounting Standards (SFAS) No.
     106, "Accounting for Postretirement Benefits Other Than Pensions," and Statement
     of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

(2)  Includes $4.6 million of pretax income ($2.7 aftertax and $.80 per share) related to a favorable litigation judgment.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations and Liquidity and Capital Resources

1995 vs. 1994

     Net income for the 1995 fiscal year amounted to $14.3 million or $4.26 per share as compared to $8.6 million or $2.52 per share in fiscal 1994. Included in the results of operations for fiscal 1995 is a one-time pretax gain of $4.6 million (approximately $2.7 million after tax) which resulted from a favorable judgment in regard to a product defamation lawsuit.

     Included in the results for fiscal 1994 is a pretax charge of $.4 million representing additional costs associated with a commitment by the Company to make additional contributions to reinstate certain designated investment values lost in employee savings plans investment contracts (refer to Note J). Also included in the results for 1994 are pretax charges of $1.8 million relating to the consolidation of the Company's operations in Germany, offset in part by a $1.1 million pretax gain on the sale of the Radevormwald, Germany, plant and other machinery and equipment.

Net Sales Improvement

     Net sales increased 6% for fiscal 1995 and amounted to $177.5 million as compared with net sales of $167.6 million in fiscal 1994. The overall improvement is the result of strong performance in the agriculture, construction and automotive original equipment market segments. The aftermarket segment encountered severe pressure within its market segment but still managed modest growth for 1995. The Company's German operations experienced a significant increase in sales as compared to last year primarily due to foreign currency fluctuation.

Results of Foreign Operations

     Net sales of the combined German operations, which accounted for 27% of the consolidated sales of the Company in 1995, increased to $48 million as compared with $43 million in fiscal 1994. The increase is due to foreign currency fluctuation. On a combined basis, the German operations reported operating income of $1.1 million in fiscal 1995 as compared with an operating loss of $2.6 million in fiscal 1994. The 1994 operating loss includes an additional net charge of $.7 related to the consolidation of the Radevormwald and Morbach facilities which had begun in 1993. This net charge relates to additional costs to relocate and reinstall production equipment, partially offset by a $1.1 million gain on the sale of the Radevormwald facility and certain machinery and equipment. Of these amounts, the Company has remaining accruals as of December 31, 1995 of $448 relating to future severance payments and anticipated repayments of certain grants.

Gross Profit Margin Improvement

     Gross profit margin improved 9% as compared with 1994. This improvement is the result of the favorable absorption of overhead as domestic unit production increases to meet the additional unit volume sales demands coupled with a favorable mix of higher margin units being sold. These improvements were partially offset by mechanical problems within the manufacturing process which reduced gross profit by $700. The Company's German consolidation program completed one year ago has achieved production efficiencies which have returned the operations to profitability.

Selling, General and Administrative

     Selling, general and administrative expenses increased 4% for fiscal 1995 as compared with fiscal 1994. The increase is primarily due to higher levels of research and development, increased distribution expenses due to higher sales volume, legal and other professional fees and general inflationary increases.

Other Operating Expenses, Net

     Other operating expenses, net in 1995 includes the write-down of certain production equipment.

     Other operating expenses, net in 1994 includes a provision of $1.8 million relating to the German plant consolidation, income of $1.1 million related to the sale of the Radevormwald plant and certain equipment and a charge of $.4 million related to a commitment by the Company to make additional contributions to reinstate certain designated investment values lost in employee savings plans investment contracts that were placed with Executive Life Insurance Company (refer to Note J).

Other Income and Expense, Net

     Other income and expense, net in 1995 incudes a one-time pretax gain of $4.6 million which resulted from a favorable judgment in regard to a product defamation lawsuit.

Interest Expense

     Interest expense remained consistent with the same period a year ago and relates principally to the interest on the debt to Raymark.

Income Taxes

     The effective tax rate of 37.2% exceeded the U.S. statutory rate by 2.2% primarily due to state income taxes, net of federal benefit, offset, in part, by net increase in benefit from carryback of future deductible amounts (refer to Note I). The valuation allowance against deferred tax assets increased by $82 during 1995 The net deferred tax asset of $3.5 million represents future tax deductions that can be realized upon carryback to prior years.

Recently Issued Accounting Pronouncements

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has not yet determined whether it will choose to recognize compensation expense or opt to comply with the disclosure requirements when Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is adopted in 1996.

     In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") was issued, effective January 1, 1996. SFAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The Company does not expect the adoption of this statement to have a material effect on its financial condition or results of operations.

1994 vs. 1993

     Net income for the 1994 fiscal year amounted to $8.6 million or $2.52 per share as compared to $4.7 million or $1.44 per share in fiscal 1993. Included in the results for fiscal 1994 is a charge of $.4 million representing additional costs associated with a commitment by the Company to make additional contributions to reinstate certain designated investment values lost in employee savings plans investment contracts (refer to Note J). Also included in the results for 1994 are charges of $1.8 million relating to the consolidation of the Company's operations in Germany, offset in part by a $1.1 million gain on the sale of the Radevormwald, Germany, plant and other machinery and equipment. Included in the results for fiscal 1993 is a cumulative charge of $3.8 million or $(1.16) per share as a result of the required adoption of new accounting standards for postretirement benefits and income taxes. Also included in the results of fiscal 1993 operations is a charge of $3.3 million related to the estimated cost of consolidating the Company's operations in Germany and a charge of $.7 million representing the estimated cost associated with the aforementioned commitment by the Company to make additional contributions to reinstate certain designated investment values lost in employee savings plans investment contracts, offset in part by a $1.4 million insurance recovery.

Net Sales Improvement

     Net sales increased 20% for fiscal 1994 and amounted to $167.6 million as compared with net sales of $139.3 million in fiscal 1993. The improvement in sales are directly attributable to continued unit volume increases in the domestic automotive original equipment and aftermarket segments as well as continued improvement in the domestic construction and agricultural markets. The Company has experienced some improvement at its German operations with sales volume up slightly as compared to fiscal 1993.

Results of Foreign Operations

     Sales of the combined German operations, which accounted for 26% of the consolidated sales of the Company in 1994, increased to $43 million as compared with $40 million in fiscal 1993. On a combined basis, the German operations reported an operating loss of $2.6 million in fiscal 1994 as compared with an operating loss of $3.7 million in fiscal 1993. The 1994 operating loss includes an additional net charge of $.7 related to the consolidation of the Radevormwald and Morbach facilities which had begun in 1993. This net charge relates to additional costs to relocate and reinstall production equipment, partially offset by a $1.1 million gain on the sale of the Radevormwald facility and certain machinery and equipment. Of these amounts, the Company has remaining accruals as of January 1, 1995 of $630 relating to future severance payments and anticipated repayments of certain grants. It should be mentioned that although the German sales have improved, the impact of the move from Radevormwald to Morbach hampered the Company efforts to service its customers due to production inefficiencies and downtime.

Gross Profit Margin Improvement

     Gross profit margin improved 19% as compared with 1993.
This improvement is the result of the favorable absorption of overhead as domestic unit production increases to meet the additional unit volume sales demands coupled with a favorable mix of higher margin units being sold. The domestic improvements have been partially offset by lower margins experienced by the Company's German operations as a result of unfavorable absorption of overhead of approximately $1.7 million. The additional costs were due to production inefficiencies and downtime relating to the plant consolidation.

Selling, General and Administrative

     Selling, general and administrative expenses increased 23% for fiscal 1994 as compared with fiscal 1993. The increase is primarily due to increased legal fees unrelated to the bankruptcy proceedings, higher levels of research and development spending, increased distribution expenses due to higher sales volume and general inflationary increases.
Other Operating Expenses, Net

     Other operating expenses, net in 1994 includes a provision of $1.8 million relating to the German plant consolidation, income of $1.1 million related to the sale of the Radevormwald plant and certain equipment and a charge of $.4 million related to a commitment by the Company to make additional contributions to reinstate certain designated investment values lost in employee savings plans investment contracts that were placed with Executive Life Insurance Company which has since been placed in conservatorship (refer to Note J).

Interest Expense

     Interest expense decreased to $2.6 million as compared with $3.8 million in 1993 reflecting the Company's continuing efforts in reducing its debt levels.

Income Taxes

     The effective tax rate of 40.2% exceeded the U.S. statutory rate by 5.5% primarily due to foreign losses not deductible and state income taxes, net of federal benefit offset, in part, by utilization of tax credits and adjustment of prior years' accruals (refer to Note K). The valuation allowance against deferred tax assets increased by $2.4 million during 1994 because of an increase in foreign loss carryforwards for which realization is uncertain. The net deferred tax asset of $2.6 million represents future tax deductions that can be realized upon carryback to prior years.

Liquidity and Capital Resources

     The Company generated cash flow from operating activities of $16.9 million during fiscal 1995 as compared with $15.9 million a year earlier and $18.3 million during fiscal 1993. Included in the Company's cash flow from operating activities in fiscal 1995 is a one-time aftertax net gain of approximately $2.7 which resulted from a favorable judgment in regard to a product defamation lawsuit. The Company's cash flow from operating activities in 1994 was the result of improved earnings. Operating cash flows in fiscal 1993 includes an insurance recovery of $1.4 million.

     Capital expenditures totaled $10.3 million in fiscal 1995 as compared with $11.4 million and $7.8 million in fiscal 1994 and 1993 respectively. The Company has an ongoing program for upgrading its machinery and equipment in order to optimize manufacturing quality, productivity and cost effectiveness.

     In March 1995, RPC, a wholly-owned subsidiary of the Company, entered into a five-year loan agreement with The CIT
Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10

million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The amount of borrowing is predicated on satisfying an asset based formula related to levels of certain accounts receivable, inventories and machinery and equipment. The loans are collateralized by all assets, excluding land and buildings at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. Under the terms of the loan agreement, RPC is required to maintain certain cash flow levels and is prohibited from declaring or paying dividends, except under certain conditions. The amount outstanding under this loan at December 31, 1995 was $3,775. The additional borrowing availability at December 31, 1995 is $11 million based upon the asset borrowing formula.

     The Company's wholly-owned German subsidiary, Raybestos Industrie-Produkte GmbH, has available lines of credit amounting to DM7,910 ($5,506) of which DM1,572 ($1,094) remains unused at December 31, 1995. The Company used the available lines of credit to fund working capital and capital expenditure needs.

Future Liquidity

       Since the formation of Raytech and the restructuring that occurred in 1986, Raytech has been named a co-defendant in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987. In February 1989, an involuntary petition in bankruptcy was filed against Raymark and remains pending. Subsequent to the bankruptcy proceedings against Raymark, a restrictive funding order was issued by an Illinois Circuit Court which required one of Raymark's insurance carriers to pay claims but not defense costs and another insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above as provided in the indemnity section of the acquisition agreement.

       In an asbestos-related personal injury case decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992, the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extends beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.


       As the result of the inability of Raymark to fund Raytech's costs of defense recited above and in order to obtain a ruling binding across all jurisdictions as to whether Raytech is liable as a successor for asbestos-related and other claims, including claims yet to be filed relating to the operations of Raymark and its predecessors, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers and suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, pursuant to an order of the Bankruptcy Court, an official committee of equity security holders was appointed for a limited time relating to a determination of equity security holders' interest in the estate.

       In June 1989 Raytech filed a class action in the Bankruptcy Court against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U.S. District Court, and since the authority of the Bankruptcy Court is referred from the U.S.
District Court, upon its motion and argument the U.S. District
Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September
1991, the U.S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Oregon case under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U.S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992.
Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S.
District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District
Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the U.S. District Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U.S. District Court granted the motion to certify and the successor liability dismissal was accordingly appealed. In May
1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal.
A petition for a writ of certiorari was denied by the U.S.
Supreme Court in October 1995. The ruling leaves the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

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

       The ultimate liability of the Company with respect to asbestos-related, environmental, or other claims cannot presently be determined. Accordingly, no provision for such liability has been recorded in the financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. An unfavorable result on the matters described above would have a material adverse effect on the Company's results of operations and financial position.
These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

       The Company has a long-term obligation to Raymark resulting from the purchase of the wet clutch and brake business and the German subsidiary in 1987. At December 31, 1995 the amount owed Raymark was approximately $41 million. In December 1992 the Company reached an agreement with Raymark to restructure its obligations resulting in the reduction of the interest rate from 10.48% to 6%, replacing a required balloon payment that was due in October of 1994 with an amortization schedule requiring equal monthly installments of $.7 million through July of 1999 to be paid into an escrow account and suspension of payments due under the German stock acquisition until the assets purchased are free of all Raymark related encumbrances and liabilities.
Subsequently, in May 1995, the monthly installments were suspended, and the escrow account containing previously paid installments was retracted pending the assets purchased being free of Raymark related encumbrances and liabilities. The debt obligations related to the German subsidiary are denominated in DM's and amount to $3,091 at December 31, 1995. As such, the Company is at risk to future currency fluctuations with respect to this debt.


While the Company experienced improving conditions in its domestic market segments during fiscal 1995, management is cautiously optimistic about sustained improvement through fiscal 1996 and is projecting only modest growth in its 1996 forecast. Subject to the outcome of the legal matters discussed above, management believes that the Company will generate sufficient cash flow during 1996 to meet all of the Company's obligations arising in the normal course of business. In addition, in the event the Company falls short of its cash flow forecast, the Company has an available line of credit with The CIT Group/Credit Finance, Inc.

Impact of Inflation

       The Company's business is subject to the impact of inflation. During the past year, this impact has been minimal. Management's strategy is to try to reclaim any cost increases through more efficient manufacturing and when competitively feasible, higher selling prices.

Item 8.  FINANCIAL STATEMENTS

         Financial Statements:

           Consolidated Balance Sheets
           December 31, 1995 and January 1, 1995

           Consolidated Statements of Operations
           for the 1995, 1994 and 1993 Fiscal Years

           Consolidated Statements of Cash Flows
           for the 1995, 1994 and 1993 Fiscal Years

           Consolidated Statements of Shareholders'
           Equity (Deficit) for the 1995, 1994, and
           1993 Fiscal Years

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

           (Refer to Index to Consolidated Financial
           Statements at Page 81.)


RAYTECH CORPORATION

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

Fiscal Year                                                     1995            1994

ASSETS
Current assets
  Cash and cash equivalents                                  $ 19,597        $  4,778
  Trade accounts receivable, less allowance of $822
    for 1995 and $519 for 1994                                 17,553          13,718
  Inventories                                                  23,573          22,859
  Other current assets                                          5,390           5,019
      Total current assets                                     66,113          46,374

Property, plant and equipment                                 114,437         111,147
  Less accumulated depreciation                                72,235          70,292
      Net property, plant and equipment                        42,202          40,855
Other assets                                                    6,121           4,580
Total assets                                                 $114,436        $ 91,809


LIABILITIES
Current liabilities
  Notes payable                                              $  8,187        $  4,928
  Current portion of long-term debt (including $22,696 and
    $6,855 due to Raymark in 1995 and 1994, respectively)      22,839           8,001
  Accounts payable                                              9,388          12,055
  Accrued liabilities                                          20,376          21,150
      Total current liabilities                                60,790          46,134

Long-term debt due to Raymark                                  18,476          30,627
Long-term debt                                                    242             245
Postretirement benefits other than pensions                     8,253           7,436
Other long-term liabilities                                     7,995           3,651
Total liabilities                                              95,756          88,093
COMMITMENTS & CONTINGENCIES


SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
  Cumulative preferred stock, no par value
    800,000 shares authorized, none issued                        -               -
  Common stock, par value $1.00
    7,500,000 shares authorized; 5,362,139 and 5,351,024
    issued in 1995 and 1994, respectively                       5,362           5,351
Additional paid in capital                                     70,192          70,148
Accumulated deficit                                           (54,913)        (69,250)
Cumulative translation adjustment                               2,600           2,028
                                                               23,241           8,277
Less treasury shares at cost                                   (4,561)         (4,561)
      Total shareholders' equity                               18,680           3,716
Total liabilities and shareholders' equity                   $114,436        $ 91,809

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share data)




Fiscal year                               1995           1994       1993

Net sales                              $ 177,498      $ 167,615  $ 139,290
Cost of sales                            128,799        123,067    101,827

  Gross profit                            48,699         44,548     37,463

Selling, general and administrative
  expenses                               (25,994)       (25,045)   (20,440)
Other operating expense, net              (1,746)        (1,567)    (2,600)
  Operating profit                        20,959         17,936     14,423

Currency transaction gains (losses)          (43)          (163)       (11)
Interest expense - Raymark                (2,006)        (2,347)    (2,827)
Interest expense                            (641)          (254)      (989)
Other income (expense), net                5,917           (714)       140

Income before provision for income
  taxes and cumulative effect of
  changes in accounting principles        24,186         14,458     10,736

Provision for income taxes                (9,009)        (5,815)    (2,180)
Minority interest                           (840)           -          -
Income before cumulative effect of
  changes in accounting principles        14,337          8,643      8,556

Cumulative effect of changes in
  accounting principles                      -              -       (3,808)

Net income                             $  14,337      $   8,643  $   4,748

Earnings per common share
  before cumulative effect of
  accounting changes                   $    4.26      $    2.52  $    2.60

Cumulative effect of changes in
  accounting principles                      -               -       (1.16)

Earnings per share                     $    4.26      $    2.52  $    1.44

Weighted average shares outstanding    3,369,003      3,426,034  3,290,912


The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Fiscal Year                                           1995       1994      1993
Cash flows from operating activities:
 Net income                                         $ 14,337   $ 8,643   $ 4,748
 Adjustments to reconcile net income
  to net cash provided by operations:
   Cumulative effect of changes in
    accounting principles                                -         -       3,808
   Deferred income tax                                  (853)   (1,086)       77
   Depreciation and amortization                       7,654     7,007     6,803
   Income applicable to minority interest                840       -         -
   Other items not providing or
    requiring cash (Note C)                            2,128      (271)      582
   Changes in operating assets and liabilities:
    Trade receivables                                 (3,758)       52      (177)
    Inventory                                           (292)   (2,504)   (2,636)
    Other current assets                                  42       (63)     (366)
    Other long-term assets                              (149)     (252)     (606)
    Accounts payable                                  (2,723)    1,938     2,731
    Accrued liabilities                               (1,451)    3,159     4,543
    Other long-term liabilities                        1,194      (733)   (1,168)

     Net cash provided by operating activities        16,969    15,890    18,339

Cash flow from investing activities:
  Capital expenditures                                (9,684)  (10,668)   (7,520)
  Proceeds on sales of property, plant
   and equipment                                       2,206       101       190
  Purchase of subsidiary stock                           -         -         (44)

     Net cash used in investing activities:           (7,478)  (10,567)   (7,374)

Cash flow from financing activities:
  Proceeds from short-term borrowings                  3,775     4,719       -
  Payment on short-term borrowings                      (905)      -      (1,441)
  Principal payments on long-term debt                  (689)   (2,876)   (5,113)
  Proceeds from borrowings from Raymark                6,258       500     2,500
  Payments on borrowings from Raymark                 (3,085)   (5,966)   (5,016)
  Other                                                  (73)      (47)      (94)

     Net cash used in financing activities:            5,281    (3,670)   (9,164)

Effect of exchange rate changes on cash                   47       135       -

Net change in cash and cash equivalents               14,819     1,788     1,801
Cash and cash equivalents at beginning of year         4,778     2,990     1,189
Cash and cash equivalents at end of year            $ 19,597  $  4,778   $ 2.990

The accompanying notes are an integral part of these statements.



              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)



                           Number                        Paid                  Cumulative
                          of Shares   Common              in   Accumulated    Translation        Treasury Stock
                           Issued      Stock  Warrants  Capital  Deficit       Adjustment       Cost      Shares

Balance,
 January 3, 1993          5,329,105  $ 5,329  $ 3,998   $66,160  $(82,379)      $ 1,289       $(4,299) (2,052,022)

Stock options excercised      2,050        2                  2


Treasury stock received
 under Raymark
 indemnification                                                                                 (262)    (80,000)

Cumulative translation
  adjustment                                                                       (274)


Purchase of subsidiary
  stock                                                     (44)

Other                                                                (130)


Net income for fiscal year
 ended January 2, 1994                                              4,748
Balance,
  January 2, 1994         5,331,155  $ 5,331  $ 3,998   $66,118  $(77,761)      $ 1,015       $(4,561) (2,132,022)

The accompanying notes are an integral part of these statements.

Continued, page 2





          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)



                           Number                        Paid                Cumulative
                          of Shares   Common              in   Accumulated   Translation     Treasury Stock
                           Issued      Stock  Warrants  Capital   Deficit    Adjustment     Cost      Shares

Balance,
  January 2, 1994         5,331,155  $ 5,331  $ 3,998   $66,118  $ (77,761)    $ 1,015    $(4,561) (2,132,022)

Stock options exercised      19,869       20                 32

Warrants expired                               (3,998)    3,998

Cumulative translation
  adjustment                                                                     1,013

Purchase of treasury
  stock                                                                                       -           (34)

Other                                                               (132)

Net income for fiscal year
 ended January 1, 1995                                             8,643
Balance,
 January 1, 1995          5,351,024  $ 5,351  $  -      $70,148 $(69,250)      $ 2,028    $(4,561) (2,132,056)

The accompanying notes are an integral part of these statements.

Continued, page 3


                                             RAYTECH CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)


                           Number                        Paid                  Cumulative
                          of Shares   Common              in   Accumulated    Translation       Treasury Stock
                           Issued      Stock  Warrants  Capital  Deficit       Adjustment       Cost      Shares

Balance,
  January 1, 1995         5,351,024  $ 5,351  $   -     $70,148  $(69,250)      $ 2,028       $(4,561) (2,132,056)

Stock options exercised      11,115       11                 44

Cumulative translation
  adjustment                                                                        572

Purchase of treasury
  stock                                                                                           -            (3)

Net income for the fiscal
  year ended December 31,
  1995                                                             14,337
Balance,
 December 31, 1995        5,362,139  $ 5,362  $    -    $70,192  $(54,913)      $ 2,600       $(4,561) (2,132,059)

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except share data)

Note A - Formation of Raytech Corporation, Sale of Raymark,
         Chapter 11 Proceeding and Other Litigation

       Raytech Corporation ("Raytech" or the "Company") was incorporated on June 13, 1986 in Delaware and held as a subsidiary of Raymark Corporation ("Raymark"). In October 1986, Raytech became the publicly traded (NYSE) holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders at its October 1986 Annual Meeting whereby each share of common stock of Raymark was automatically converted into both a share of Raytech common stock and a right to purchase a warrant for Raytech common stock. Each warrant entitled the holder to purchase one share of Raytech common stock at a price of $9.00 at any time, subject to certain limitations, prior to October 1, 1991, extended to 1994. The warrants expired on October 1, 1994. Raymark, thereby, became a wholly-owned subsidiary of Raytech. The purpose of the formation of Raytech and the restructuring plan was to provide a means to gain access to new sources of capital and borrowed funds to be used to finance the acquisition and operation of new businesses in a corporate structure that should not subject it or such acquired businesses to any asbestos-related or other liabilities of Raymark.

       Prior to the formation of Raytech, Raymark was first sued in an asbestos-related claim in 1971 and has since been named as a defendant in more than 88,000 lawsuits in which substantial damages have been sought for injury or death from exposure to airborne asbestos fibers. More than 35,000 of such lawsuits have been disposed of by settlements, dismissals, summary judgments and trial verdicts at a cost in excess of $333,000 principally covered by Raymark's insurance. Subsequent to the sale of Raymark as described below lawsuits continued to be filed against Raymark at the rate of approximately 1,000 per month until an involuntary petition in bankruptcy was filed against Raymark in February 1989, which stayed all its litigation and remains pending.

       In accordance with the restructuring plan, Raytech purchased the Wet Clutch and Brake Division and German subsidiary in 1987 from its then wholly-owned subsidiary, Raymark. Each such acquisition was financed through borrowed funds from new lenders and Raytech stock and notes. Pursuant to these acquisitions, Raymark agreed to indemnify Raytech for any future legal liabilities and costs that may result from asbestos litigation. Management believes that each purchase by Raytech from Raymark complies with Raytech's restructuring plan principles of (i) paying fair market value, (ii) acquiring businesses that did not give rise to any asbestos-related or other claims against

Note A, continued


Raymark, (iii) permitting Raymark to retain the proceeds for its ongoing business and creditors, (iv) entering the transactions in good faith and not to hinder, delay or defraud creditors, and (v) conducting its affairs independent of Raymark.

       In May 1988, following shareholder approval, Raytech sold all of the Raymark stock to Asbestos Litigation Management, Inc., thereby divesting itself of Raymark. Consideration received for the Raymark stock consisted of $50 cash paid at the closing and a 7-l/2% $950 promissory note to be paid in six equal annual installments beginning one year after the closing with interest payable annually. This transaction resulted in a pretax loss of approximately $59,000 which was reflected in the 1988 consolidated financial statements.

       Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. The dollar value of these lawsuits cannot be estimated. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet
Clutch and Brake Division and German subsidiary from Raymark in 1987. In February 1989, an involuntary petition in bankruptcy was filed against Raymark and remains pending. Subsequent to the bankruptcy proceedings against Raymark, a restrictive funding order was issued by an Illinois Circuit Court, which required one of Raymark's insurance carriers to pay claims but not defense costs, and another insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above, as provided in the indemnity section of the acquisition agreement. Raymark's cost of defense and disposition of cases up to the automatic stay of litigation under the involuntary bankruptcy proceedings has been approximately $333 million of Raymark's total insurance coverage of approximately
$395 million. Of the $62 million remaining, $32 million is covered by the insolvent carrier, and the remaining is either blocked due to lower levels not being exhausted or does not provide for defense of the claims.

       In an asbestos-related personal injury case decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision

Note A, continued


extends beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

       As the result of the inability of Raymark to fund Raytech's costs of defense recited above, and in order to obtain a ruling binding across all jurisdictions as to whether Raytech is liable as a successor for asbestos-related and other claims, including claims yet to be filed relating to the operations of Raymark or its predecessors, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, pursuant to an order of the Bankruptcy Court, an official committee of equity security holders was appointed for a limited time relating to a determination of equity security holders' interest in the estate.

       Since the bankruptcy filing several entities have asserted claims in Bankruptcy Court alleging environmental liabilities of Raymark based upon similar theories of successor liability against Raytech as alleged by asbestos claimants. These claims are not covered by the class action referenced below and will be resolved in the bankruptcy case. The environmental claims include a claim of the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating treatment and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U.S. Environmental Protection Agency for civil penalties charged

Note A, continued


Raymark in the amount of $12 million arising out of alleged
Resource Conservation and Recovery Act violations at
Raymark's Stratford, Connecticut, manufacturing facility.

       It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark. Determination of Raytech's liability for such future possible claims, if any, would be subject to Bankruptcy Court deliberations and proceedings.

       Under bankruptcy rules, the debtor-in-possession has an exclusive period in which to file a reorganization plan. Such exclusive period had been extended by the Bankruptcy Court pending the conclusion of the successor liability litigation. However, in December 1992, the creditors' committee filed a motion to terminate the exclusive period to file a plan of reorganization. At a hearing in May 1993, the motion was denied by the Bankruptcy Court but was appealed by the creditors' committee. In November 1993, the U.S. District Court reversed the Bankruptcy Court and terminated the exclusive period to file a plan of reorganization effective in January 1994. Accordingly, any party in interest, including the debtor, the creditors' committee, or a creditor could thereafter file a plan of reorganization.

       In May 1994, Raytech filed a Plan of Reorganization
("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include a final judgment in the litigation to determine whether Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full.
Raytech's management believes the Debtor's Plan to be confirmable. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's
Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on

Note A, continued


a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech and its creditors will now return to Bankruptcy Court procedures. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

       In June 1989 Raytech filed a class action in the Bankruptcy Court against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U.S. District Court, and since the authority of the Bankruptcy Court is referred from the U.S. District Court, upon its motion and argument the U.S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Oregon case, previously discussed, under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U.S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the U.S. District Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U.S. District Court granted the motion to certify and the successor liability dismissal was accordingly appealed. In May 1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District

Note A, continued


Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling leaves the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

       Costs incurred by the Company for asbestos-related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 177,570 shares in 1990, 163,303 shares in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994 and 1995 were applied as a reduction of the note obligations pursuant to the agreements.

       In October 1992, the Secretary of the Department of Labor filed suit against Raymark and certain named fiduciaries in the U.S. District Court for Connecticut naming the Company as a successor to Raymark, alleging the breach of fiduciary duties required under ERISA in connection with the purchase of a group annuity contract from Executive Life Insurance Company to fund the benefits of participants and beneficiaries of three pension plans. Executive Life was placed in conservatorship by the California Insurance Commission in April 1991. The Department of Labor filed a claim in the Bankruptcy Court in the amount of $22.8 million covering its theory of damages alleged in the suit. This litigation was settled by the parties as approved by the Court in October 1995, wherein Raytech was dismissed without liability.

       In February 1994, a jury in the U.S. District Court for the Southern District of Indiana returned a verdict in favor of Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, for $2.9 million plus costs and against Gilbert W. Younger and Transgo, a corporation. RPC had sued the defendants in 1990 for defamation of products and injurious falsehoods concerning RPC's manufactured products. In April 1994, the Court granted RPC its costs, attorneys' fees and interest in addition to the damages awarded by the jury. The defendants filed for bankruptcy under Chapter 11 in 1992 and the defendant's plan of reorganization was confirmed in September 1994 by a California Bankruptcy Court. Under the plan of reorganization and ordered by the Court, the total amount of the awarded damages had been placed in a secured escrow account pending appeals. In April 1995, the Seventh Circuit Court of Appeals affirmed the verdict except for the award of prejudgment interest. In June 1995, RPC Note A, continued


received the awarded damages, including post-judgment interest, in the amount of $4.6 million, bringing the case to a final conclusion.

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

       The ultimate liability of the Company with respect to asbestos-related, environmental, or other claims cannot presently be determined. Accordingly, no provision for such liability has been recorded in the financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. An unfavorable result on the matters described above would have a material adverse effect on the Company's results of operations and financial position.
These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.
Note B - Summary of Significant Accounting Policies


1.  Background and Basis of Presentation

    Raytech, through its principal subsidiaries, is a multinational manufacturer and marketer of specialty engineered products for heat resistant, inertia control, energy absorption and transmission applications. Its products are used in the vehicular, aerospace, nucleonics, petrochemical, energy, metal working, construction, agriculture, utility and electronic industries, among others.

    Raytech operates through six business units: Raybestos Products Company ("RPC"), located in Crawfordsville, Indiana; Raybestos Industrie-Produkte GmbH, located in Morbach, Germany; Raybestos U.K. Ltd., located in Liverpool, England; Allomatic Products Company, located in Sullivan, Indiana;
    and Raybestos Aftermarket Products Company located in
    Crawfordsville, Indiana.

    Demand for the Company's product is derived primarily from the automotive original equipment, agriculture, construction and aftermarket segments which are highly competitive.
    These markets can be highly influenced by prevailing economic conditions such as interest rates and employment issues.

    The consolidated financial statements include the accounts of Raytech Corporation and its majority-owned subsidiaries.
    Intercompany balances and transactions have been eliminated in consolidation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

    Certain 1994 amounts have been reclassified to conform to the current year's presentation.

2.  Fiscal Year

    The Company reports on a 52-53 week fiscal year; the last three fiscal years ended December 31, 1995, January 1,
    1995, and January 2, 1994.

3.  Cash and Cash Equivalents

    Cash equivalents are recorded at cost, which approximates market, and consist primarily of U.S. Treasury notes and tax exempt mutual funds with maturities of three months or less.

    Note B, continued


4.  Inventories

    Inventories are stated at the lower of cost or market with cost determined primarily by using the FIFO (first in, first out) method.

5.  Property, Plant and Equipment

    Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is based on the estimated service life of the related asset and is provided using the straight line method for assets acquired after 1980 and accelerated methods for previously acquired assets. Maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Interest is capitalized on major capital expenditures during the period of construction and to the date such asset is placed in service. Upon disposal of property, plant and equipment, the appropriate accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the Consolidated Statements of Operations.

6.  Employee Benefits

    Raytech has several pension plans covering substantially all employees. Pension expense for the defined benefit plan includes current service costs and the amortization of prior service costs over 15 years.

    The Company also provides self-insured health care and life insurance benefits for its active and retired employees. The Company adopted the provisions of Statement of Financial Accounting Standards No. 106, Accounting for Postretirement Benefits Other Than Pensions, in the first quarter of fiscal 1993 (refer to Note J).

    The Company adopted the provisions of Statement of Financial
    Accounting Standards (SFAS) No. 112, "Employers Accounting for Postemployment Benefits," in the first quarter of fiscal
    1994 (refer to Note J).

7.  Income Taxes

    The Company provides for income taxes based on pretax financial accounting income or loss, including deferred taxes for the effect of temporary differences between financial accounting and taxable earnings. The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in the first quarter of fiscal 1993 (refer to Note I).

    Note B, continued


8.  Net Income Per Share

    Primary net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted net income per common share is not presented since it does not differ materially from primary net income per common share or is anti-dilutive.

9.  Translation of Foreign Currencies

    The local currencies of the Company's subsidiaries in Germany and the United Kingdom have been designated as the functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, and an average exchange rate in effect during the year for revenue and expense items. The effects of translating the Company's foreign subsidiaries' financial statements are recorded as a separate component of shareholders' equity (deficit).

10. Revenue Recognition

    Sales are recorded by the Company when products are shipped to customers.

11. Recently Issued Accounting Pronouncements

    The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has not yet determined whether it will choose to recognize compensation expense or opt to comply with the disclosure requirements when Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is adopted in 1996.

    In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") was issued, effective January 1, 1996. SFAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The Company does not expect the adoption of this statement to have a material effect on its financial condition or results of operations.

    Note C - Statements of Cash Flows


    Other items not providing or requiring cash consist of:

                                      1995        1994      1993


Net loss (gain) on sale/writedown
  of fixed assets                   $1,994      $(1,960)   $   53
Nonmonetary yarn purchases
  (Note H)                              -         1,570        -
Interest expensed but not paid         204          196       434
Other non-cash items                   (70)         (77)       95

                                    $2,128      $  (271)   $  582


    Income taxes paid were $10,202, $7,719, and $2,633 during 1995, 1994 and 1993, respectively.

    Interest paid was $2,449, $2,607, and $3,382 during 1995,
1994 and 1993, respectively.

    The Company has classified temporary investments as cash equivalents if the original maturity of such investments is three months or less.

    Excluded from the 1995, 1994 and 1993 Consolidated
Statements of Cash Flows is $791, $686, and $298, respectively, of plant and equipment acquisitions in accounts payable or under capital leases. The 1994 Consolidated Statement of Cash Flows excludes the sale of the Radevormwald, Germany, facility for a $1,530 receivable from the buyer, which was paid in January 1995.

Note D - Inventories


Inventories consist of the following:


Fiscal Year                           1995         1994

Raw materials                      $ 6,901     $  6,367
Work-in-process                      6,143        6,524
Finished goods                      10,529        9,968

                                   $23,573     $ 22,859




Inventory Reserves


Fiscal Year               1995        1994         1993

Beginning balance      $ 2,601     $ 1,423      $ 1,903
Provisions                (113)      2,435           30
Charge-offs               (231)     (1,257)        (510)
Ending balance         $ 2,257     $ 2,601      $ 1,423

Note E - Property, Plant and Equipment


    Property, plant and equipment, at cost, is summarized as follows:

                                                        Estimated
                                                          Useful
                                                          Lives
Fiscal Year                       1995          1994      (Years)


Land                          $    546      $    533         -

Buildings and improvements      17,553        15,890       5-40

Machinery and equipment         91,638        89,981       3-20

Capitalized leases               1,283           772    See Below

Construction in progress         3,417         3,971         -

                               114,437       111,147

Less accumulated depreciation
  and amortization              72,235        70,292

Net property, plant and
  equipment                   $ 42,202      $ 40,855


    Capitalized leases consist primarily of automobiles and telephone and computer equipment and are amortized over the economic life of the assets or the term of the leases, whichever is shorter.

    Maintenance and repairs charged to expense amounted to approximately $11.1 million, $9.3 million, and $5.9 million for 1995, 1994 and 1993, respectively.

    Depreciation and amortization expenses relating to property, plant and equipment were $7,566, $6,892, and $6,680 for 1995, 1994 and 1993, respectively.

Note F - Debt


Debt consists of the following:

Fiscal Year                                    1995          1994

Notes due to Raymark (a)                   $ 41,172       $37,482
Notes payable to banks (c)                    8,187         4,928
Attorney notes (including accrued
  interest of $398 in 1994) (b)                 -           1,016
Capitalized leases and other
  obligations                                   385           375
Total borrowings                             49,744        43,801
Less current portion                         31,026        12,929

Long-term debt                             $ 18,718      $ 30,872

       The aggregate maturities of debt are as follows:

                     1996                 31,026
                     1997                  7,006
                     1998                  7,400
                     1999                  4,312

                    Total Debt          $ 49,744

       (a) The notes due to Raymark amounting to $41,172 and $37,482 at December 31, 1995 and January 1, 1995, respectively, are the result of the purchase of the Wet Clutch and Brake
Division and the German subsidiary from Raymark in 1987.

            In December 1992, the Company and Raymark amended the Asset Purchase Agreement of the Wet Clutch and Brake Division. Under the terms of the amendment, the original note in the principal amount of $23,074 plus accrued interest of $17,543 was canceled and replaced by an uncollateralized promissory note in the amount of $40,617, bearing interest at the rate of 6% per annum and payable in equal monthly installments of $650 commencing April 1993. The principal portion of the monthly installments was to be paid into an escrow account pending clearance of all Raymark encumbrances and liabilities as provided by the agreement (refer to Note A). In May 1995, the escrow agreement was amended, and the Company reclaimed the balance in the escrow and suspended payment of the monthly installments as a result of the Third Circuit Court of Appeals decision that jeopardizes the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities.

          As agreed by the Company and Raymark, remaining obligations under the German subsidiary note, payable in German deutsche marks (DM) are suspended pending the assets purchased being free of all Raymark related encumbrances and liabilities. At December 31, 1995, the balance due on the German note amounted to DM4,440 ($3,091), including interest.

Note F, continued


          The Company has classified its acquisition-related debt to Raymark consistent with the repayment terms in effect prior to the May 1995 elimination of the escrow account and the suspension of the German note payments. Accordingly, $22,696 of the Raymark debt is classified as current portion of long-term debt on the consolidated balance sheets, which includes $1,746 reclaimed from the escrow account. Costs incurred by the Company subject to the indemnification clause of the 1987 agreements will be applied as a reduction of the note obligations (refer to Note H). The repayment terms of this debt could be further affected by the Bankruptcy Court proceedings referred to in Note A.

          In September 1993 and January 1994, Raytech Composites, Inc., a wholly-owned subsidiary of the Company, entered loan agreements with Raymark for $2.5 million and $3 million, respectively, and as of December 31, 1995 has borrowed $2.5 million and $.5 million under the loan agreements, respectively. The loans bear interest at 6% per annum with principal and accrued interest due in April 1996.

     (b) In February 1995, a lawsuit brought by a certain law firm holding uncollateralized 10.48% notes originally due in October 1994 was settled for $542.

     (c) The Company's wholly-owned German subsidiary (Raybestos Industrie-Produkte GmbH) has available lines of credit with several German banks amounting to DM7,910 ($5,506). Interest is charged at rates approximating 3-5% above the German Federal Bank rate. At December 31, 1995, the weighted average rate on the outstanding borrowings was 7.9%. The expiration of the lines varies through January 30, 1996. At December 31, 1995, the remaining available lines of credit amounted to DM1,572 ($1,094).

          In March 1995, RPC, a wholly-owned subsidiary of the Company, entered into a five-year loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The amount of borrowing is predicated on satisfying an asset based formula related to levels of certain accounts receivable, inventories and machinery and equipment. The loans are collateralized by all assets, excluding land and buildings, at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. Under the terms of the loan agreement, RPC is required to maintain certain cash flow levels and is prohibited from declaring or paying dividends, except under certain conditions. The amount outstanding under this loan agreement at December 31, 1995 was $3,775. The additional borrowing availability at December 31, 1995 is $11 million based upon the asset borrowing formula.

Note G - Research and Development


     Cost of research and new product development amounted to $5,864 in 1995, $5,298 in 1994, and $4,320 in 1993 and is
included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note H - Related Parties


       During 1995 and other relevant periods of time, Raymark was owned by a corporation owned by Bradley C. Smith, son of Craig R.
Smith, Director and Chief Executive Officer of the Company.

       As discussed in Note A, in 1987, Raytech acquired certain assets and assumed certain liabilities of the Wet Clutch and Brake Division and acquired the stock of a German subsidiary from its then wholly-owned subsidiary, Raymark. The purchases from Raymark and subsequent transactions with Raymark took place as follows:

       Wet Clutch and Brake Acquisition

       The purchase price of $76,900 for the Wet Clutch and Brake Division was initially comprised of $14,900 cash, $16,000 of Raytech stock issuable in installments and $46,000 of notes (refer to Note F). The Raytech stock issuable to Raymark was due in six annual installments beginning October 30, 1987. The first installment was $10,000 and the remaining installments were $1,200 each. The number of shares to be issued was determined by taking the average closing price of Raytech stock for the five days prior to the payment date. Accordingly, Raytech issued 1,365,188 and 311,688 shares of stock to Raymark as of November 1987 and 1988, respectively. Pursuant to the 1987 Asset Purchase Agreement of the Wet Clutch and Brake Division, Raymark could require Raytech to repurchase or redeem any of the shares of its stock held by Raymark at the then current market price. In June 1988, the Company reached an agreement with Raymark for cash prepayments on a portion of promissory notes due Raymark for the purchase of the Wet Clutch and Brake Division in return for the elimination of the redemption rights on 1,365,188 shares of Raytech stock then held by Raymark. This cash prepayment of $4,500 was paid to Raymark over an eighteen-month period, $2,100 during 1988, and the remaining $2,400 in 1989. In November 1988, pursuant to the said Asset Purchase Agreement, Raytech issued 311,688 shares of Raytech stock to Raymark. Raymark exercised its option to require the Company to repurchase these shares. Accordingly, Raytech paid $1,200 to Raymark in return for 311,688 shares of Company stock. The 1989 and 1990 installments of $1,200 were paid in cash in lieu of stock at the request of Raymark. In August 1991, the Company and Raymark amended the Asset Purchase Agreement to require all future annual stock payments in cash in lieu of the issuance of shares of Common Stock in annual installments through November 1992. In December 1992, the Asset Purchase Agreement was again amended providing for payment of the 1991 and 1992 payments to be completed in March 1993. Such amendment also provided for a restructure of the remaining note defined below (see Note F).

Note H, continued


       The German Acquisition

       The purchase price of approximately $8,200 of the German subsidiary (Raybestos Industrie-Produkte GmbH) was initially comprised of a DM7.0 million note (approximately $4,300 at the acquisition date) and of DM6.5 million (approximately $3,900 at the acquisition date) of Raytech stock issuable in installments. The Raytech stock issuable to Raymark was due in eight installments commencing March 1987. The first installment was DM1.25 million ($694 at the issuance date) and the remaining installments were DM750 which are translated into dollars using the exchange rate in effect when each payment becomes due. The number of shares issuable was determined by the weighted average closing price of Raytech stock for the five days prior to the payment date. Accordingly, Raytech issued 72,038 and 63,565 shares of stock to Raymark as of March 1987 and 1988, respectively. The 1989 installment of DM750 was paid in April 1989 in cash in lieu of stock at Raymark's request in the amount of $396. Raytech issued 163,303 shares of stock to Raymark in March 1990 in payment of the 1990 installment. In August 1991, the Company and Raymark amended the Stock Purchase Agreement to require the three remaining annual stock payments in cash in lieu of the issuance of shares of Common Stock in annual installments through April 1994. In December 1992, the Stock Purchase Agreement was again amended providing for payment of the 1992 payments to be completed in March 1993. Payments due in 1993 and 1994 are suspended pending the purchased assets being free of all Raymark-related liabilities as required (see Note F).

       The Raymark Divestiture

       In May 1988, the common stock of Raymark Corporation was divested and sold to Asbestos Litigation Management, Inc. ("ALM"), a wholly-owned subsidiary of Litigation Control Corporation ("LCC"). At the time of the said sale, LCC was 60% beneficially owned by Craig R. Smith, President and CEO of Raytech (15% through his son, Bradley C. Smith).

       In September 1988, LCC entered a tripartite agreement with Celotex Corporation and Raymark for the purpose of sharing asbestos litigation costs. Consideration paid by Raymark to LCC was to assign $1,000 of its $33,530 note receivable due in 1994 from Raytech pursuant to the aforementioned Wet Clutch and Brake Division acquisition.

       In October 1988, LCC repurchased 75% of its outstanding stock consisting of all of the shares beneficially owned by Craig
R. Smith and Bradley C. Smith and another unrelated shareholder for $750. Consideration paid to Craig R. Smith and Bradley C.

Note H, continued


Smith was $450 and $150, respectively. Messrs. Smith and Smith were thereby completely divested of any stock ownership in LCC.

       In January 1989, LCC sold all of the outstanding stock of its subsidiary, ALM, to Bradley C. Smith, the son of Craig R. Smith, and another unrelated party for $17. Subsequently, Bradley C. Smith purchased the balance of the stock of ALM and is now the sole owner. ALM owns all of the common stock of Raymark. Except for the ownership of ALM by his son, Bradley C. Smith, Craig R. Smith has no relationship to, or control of Raymark.

       Other Matters

       During 1989, Raytech incurred costs, including bankruptcy related attorneys' fees and lender refinance charges, in the amount of $1,558 subject to the indemnification clause of the 1987 agreement covering the purchase of assets of the Wet Clutch and Brake Division. Pursuant to Raymark's request, Raytech accepted 926,821 shares of Raytech stock in payment therefor. During 1990, Raytech incurred similar costs in the amount of $1,033 and was indemnified by a return of $364 or 177,570 shares of Raytech stock held by Raymark, an offset against the April
1990 note payment due under the German acquisition of $521, and then a subsequent return in February 1991 of an additional $148 or 74,826 shares of Raytech stock. Additionally, in January
1991, the Company incurred $750 of additional refinance charges, which were also subject to the indemnification clause. Raytech accepted Raymark's request to a reimbursement in the form of all remaining shares of Raytech stock held by Raymark, which amounted to $175 or 88,477 shares and then a reduction of $575 of future stock obligations pursuant to the Wet Clutch and Brake and German subsidiary acquisitions. Accordingly, in April 1991, $446 of such credit was used to defray the April 1991 stock obligation pursuant to the German subsidiary acquisition leaving a balance of $132 to be applied toward the stock obligation due in November 1991 pursuant to the Wet Clutch and Brake acquisition. In July 1991, the Company and Raymark agreed that any future reimbursement of indemnified costs by Raymark will be taken in the form of a reduction of future stock obligations under the Stock Purchase Agreement for the German subsidiary and any excess to be taken as a reduction of the note due Raymark. In December 1992, the Company and Raymark amended the Asset Purchase
Agreement of the Wet Clutch and Brake Division. Under the terms of the amendment, the note in the principal amount of $23,074 plus accrued interest in the amount of $17,543 was canceled and replaced by an uncollateralized promissory note in the amount of $40,617, bearing interest at the rate of 6% per annum and payable in equal monthly installments of $650 commencing April 1993. The principal portion of the monthly installments was to be paid into an escrow pending, clearance of all Raymark encumbrances and

Note H, continued


liabilities as provided by the Agreements. Payments due in 1991 and 1992 under the acquisition agreements as amended and deferred by agreement, amounting to $1,875, including accrued interest, were paid in monthly installments of $650 until paid in full in March 1993 bearing interest at 6%. As agreed by the Company and Raymark, 1993 and 1994 obligations under the German subsidiary note were suspended pending the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. Also, costs incurred by the Company subject to the indemnification clause of the 1987 agreements were to be applied as a reduction of the note obligations. As agreed in April 1993, the Company received 80,000 shares of its stock from Raymark valued at $262 as a credit for reimbursement of costs incurred by the Company under the indemnification clause. As of December 1994, the Company had incurred $253 of additional costs subject to the indemnification clause which were applied as a reduction of the note obligations pursuant to the agreement. As of May 1995, the Company had incurred $460 of additional costs subject to the indemnification clause which was applied as a reduction of the note obligations pursuant to the agreement. Also, in May 1995, the Company reclaimed the balance in the escrow and suspended payment of the monthly installments as a result of the Third Circuit Court of Appeals decision that jeopardizes the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. As of December 1995, the Company had incurred $305 of additional costs subject to the indemnification clause.

       In 1990 and 1991, Raytech Powertrain, Inc., a subsidiary of the Company, and owner of all of the capital stock of Allomatic Products Company ("APC"), sold approximately 45% of the capital stock of APC to a group of investors, including Craig Smith, for the purpose of partially financing APC's move from New York to Indiana and for the further growth of its business.
Subsequently, all APC stock held by Craig Smith was transferred to relatives and related companies, including Universal Friction Composites, Inc., and accordingly, in the opinion of General Counsel of the Company, remains beneficially owned by him. The total current beneficial ownership of Craig Smith in APC stock is 40%. In March 1995, APC declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record in March 1995. At the record date, Craig Smith beneficially owned 41,658 shares of the outstanding shares of APC stock. The first, second and third quarter installments of the declared dividend were paid in 1995. The Company's Board of Directors reviewed Craig Smith's beneficial ownership of the APC stock and resulting payment of dividends at length and has recommended continued disclosure of the related party transactions and appointed the General Counsel of the Company to monitor and report all such related party transactions in the future.

Note H, continued


       In September 1993 and January 1994, Raytech Composites, Inc., a wholly-owned subsidiary of the Company, borrowed $2,500 and $500 under the loan agreements with Raymark. The loans bear interest at 6% per annum with principal and accrued interest due in April 1996.

       During 1995, the Company purchased yarn from Raymark amounting to $2,993, which included freight of $99, and at December 31, 1995, the related payable amounted to $239.

       During 1988, the Company repurchased 200,000 shares of its common stock from Echlin Inc. in exchange for $1.2 million of credit on future product sales from the Company to Echlin, which is pre-petition debt under the Company's bankruptcy filing. As of December 31, 1995, Echlin's voting interest in the Company is 16.9%.

       On March 20, 1996, 49% of the common stock of Raymark Corporation was purchased by Craig R. Smith from his son Bradley C. Smith for $7 in an agreement containing an option to purchase the balance of the common stock at a later date. This event occurred subsequent to the date of the audited report and is unaudited.

Note I - Income Taxes


     Effective January 4, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109, "Accounting For Income Taxes"). The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to the liability approach. Previously the Company deferred the past effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The Company elected to account for the change prospectively and has included a net amount of $2.2 million of income, primarily the result of the recognition of deferred tax assets, in the 1993 Consolidated Statements of Operations as the cumulative effect of the change.

     Income before provision for income taxes, minority interest and cumulative effect of accounting changes consists of both domestic and foreign as follows:

                                  1995      1994      1993

         Domestic               $23,811   $18,875   $14,394
         Foreign                    375    (4,417)   (3,658)

                                $24,186   $14,458   $10,736


       The Company's provision for taxes, excluding the cumulative effects of accounting changes, consists of the following:


                                       1995       1994       1993

         Current:
           Federal                    $ 7,876   $ 5,277    $1,017
             State                      1,852     1,590     1,062
           Foreign                        133        34        23

         Deferred:
             Federal                     (853)   (1,086)       57
           State                          -         -          20
           Foreign                          1       -          -

         Total income taxes           $ 9,009   $ 5,815    $2,180

         Note I, continued


       The analysis of the variance from the U.S. statutory income tax rate for consolidated operations is as follows:

                                       1995      1994      1993

     U.S. statutory rate               35.0%     34.7%     34.1%

       Increases (decreases)
       resulting from:
       Foreign losses not deductible    -        10.6      12.2
       Utilization of tax credits       (.1)     (5.0)    (13.6)
       Net increase in benefit from
         carryback of future
         deductible amounts            (3.6)     (2.4)     (7.5)
       State income taxes, net of
         federal benefit                5.0       7.2       6.6
       Adjustment of prior years'
         accruals                       (.1)     (4.8)    (11.7)
       Other                            1.0       (.1)       .2

       Effective income tax rate       37.2%     40.2%     20.3%

       Deferred tax assets (liabilities) are comprised of the following:


                                      1995      1994     1993

     Excess of book provisions
       over tax deductions          $ 5,247   $ 4,108   $ 2,905
     Postretirement benefit           3,238     2,892     2,493
     AMT credit carryforward            -         -         361
     Excess of tax basis over
       book basis of assets due
       to restructuring               2,277     2,580     2,854
     Foreign loss carryforwards       3,865     3,710     2,015
     Other                              798       982     1,034
     Gross deferred tax assets       15,425    14,272    11,662
     Deferred tax asset
       valuation allowance           (8,547)   (8,465)   (6,035)
     Deferred tax assets              6,878     5,807     5,627
     Gross deferred tax
       liabilities (excess of
       tax over book depreciation)   (3,352)   (3,134)   (4,040)

     Net deferred tax asset         $ 3,526   $ 2,673   $ 1,587

     Note I, continued


       The net deferred tax asset represents future tax deductions that can be realized upon carryback to prior years.

       The deferred tax asset valuation allowance increased by $82 during 1995. The deferred tax asset valuation allowance increased by $2,430 during 1994. The deferred tax asset valuation allowance decreased by $1,296 during 1993.

       During 1995, the Company utilized foreign loss carryforwards, which reduced income tax expense by $177. At
December 31, 1995, the Company had foreign loss carryforwards of $7,994, which do not expire.

Note J - Employee Benefits


     In January 1988, the Company formed Raytech Corporation's Retirement Plan for Hourly Employees (the "Raytech Plan"). The Raytech Plan covers substantially all hourly employees of RPC retroactive to November 1, 1987 and calls for benefits to be paid to eligible employees at retirement based upon an annual normal retirement allowance of $192.00 multiplied by the number of years of credited service. Effective in January 1994, the retirement allowance was raised to $198.00. Prior to November 1, 1987 all obligations due to Raybestos Products Company employees and the related assets were covered under Raymark Industries, Inc. Retirement Plan for Hourly Employees (the "Predecessor Plan"). In May of 1988, pursuant to the divestiture of Raymark, all assets and obligations of the Predecessor Plan transferred to Asbestos Litigation Management.

     Employees covered under the Raytech Plan are eligible to participate upon the attainment of age 21 and the completion of one year of service. The benefits are based on negotiated benefits and years of credited service. Employees who were eligible under the Predecessor Plan became immediately eligible at November 1, 1987 for the Raytech Plan. Upon retirement, these employees will receive benefits from both plans.

     The Company's funding policy is to contribute annually the minimum amount required by the Employee Retirement Income Security Act. The plan invests primarily in short-term investment contracts. The Company uses the "projected unit credit method" for determining the amounts and incidence of employer contributions to provide for pension benefits.

     The net periodic pension cost for defined benefit plans was comprised of:

                                             1995     1994      1993

     Service cost                          $  174    $ 214     $ 193
     Interest cost on projected benefit
       obligations                            124      107        82
     Actual return on plan assets             (79)     (59)      (26)
     Net amortization and deferral             11        8       (17)

     Net periodic pension cost              $ 230    $ 270     $ 232

     Note J, continued


     The unfunded status of the Raytech Plan is as follows:

                                           December 31,  January 1,
                                              1995          1995
Actuarial present value of
  benefit obligations:
    Vested                                 $(2,052)       $(1,351)
Non-vested                                    (148)           (83)
Total accumulated benefit obligations      $(2,200)       $(1,434)

Projected benefit obligations              $(2,200)       $(1,434)
Plan net assets at fair value                1,460          1,125
Excess of projected benefit
  obligation over plan assets                 (740)          (309)
Unrecognized past service cost                  79             87
Unrecognized actuarial loss                    502              8
Adjustment required to recognize
  minimum liability                           (581)           (95)
Net accrued pension liability              $  (740)        $ (309)


     The assumptions used for the fiscal years ending 1995, 1994 and 1993 were:

                                  Dec. 31,     Jan. 1,    Jan. 2,
                                    1995         1995       1994

Discount rate                       7.0%         8.5%       7.0%
Expected long-term rate of
  return on assets                  6.0%         8.0%       8.0%

     The Company's German subsidiaries have defined benefit plans covering certain employees.

     The net periodic pension cost for these defined benefit plans is comprised of:

                                            1995       1994     1993

Service cost                              $  105      $  91    $  77
Interest cost on projected
  benefit obligation                         190        161      154
Amortization of transition amount             62         55       54
Amortization of actuarial gain              (182)      (157)    (307)

Net periodic pension cost                 $  175      $ 150    $ (22)

Discount rate                                7.0%       7.0%     7.0%

Note J, continued


     The unfunded status of the German plans is as follows:

                                                Dec. 31,  Jan. 1,
                                                 1995      1995

Actuarial present value
  benefit obligations:
  Vested                                       $(2,387)   $(1,891)
  Non-vested                                      (164)      (370)
Total accumulated benefit obligations          $(2,551)   $(2,261)

Projected benefit obligations                  $(2,722)   $(2,409)
Unrecognized past service cost                     495        516
Unrecognized actuarial gain                       (159)      (282)
Current maturities                                 132        117

Net accrued pension liability                  $(2,254)   $(2,058)


     In June 1986, Raymark terminated its defined benefit plan for salaried employees and replaced it by modifying the defined contribution plan. Subsequent to the sale of Raymark, this defined contribution plan was replaced by a similar plan which covers essentially all salaried employees of Raytech. Contributions generally aggregate up to 6% of each salaried employee's base salary in stock or cash. The total expense in 1995, 1994 and 1993 under these defined contribution plans was $598, $603 and $540, respectively.

     The Company also provides certain postretirement life insurance and medical benefits covering substantially all hourly and salaried domestic employees. These benefits and similar benefits for active employees are provided through an insurance company and a third-party administrator whose premiums are based on benefits paid during the years.

     Under the Company's non-contributory postretirement life insurance plan, at retirement, participants meeting eligibility requirements, which are based on age and years of service, are entitled to receive a death benefit of $3 for hourly employees; or for salaried employees an amount equal to 50% of final annual base salary for pre-October 1, 1988 hires or an amount equal to the greater of $5 or 10% of final annual base salary for post-October 1, 1988 hires. These benefits are provided by the purchase of individual life insurance policies upon the participants' retirement.

     The Company also has a contributory, self-insured post-retirement health plan. The plan provides certain medical coverage to retirees and their dependents during the retirees' lifetime, and benefits are subject to deductibles, an 80% coinsurance provision and a $10 lifetime maximum for hourly employees and a $50 lifetime

Note J, continued


maximum for salaried employees. Eligibility is based on age and years of service. Hourly participant contributions are governed by the Company's collective bargaining agreement for pre-age 65 coverage and are based on scheduled amounts for post age-65 coverage. Contributions for pre-age 65 salaried participants are based on 15% of pooled cost for retirees and 25% of pooled cost for spouses with no contribution required for post-age 65 participants.

     The Company funds the costs associated with providing the post-retirement life insurance and health benefits on a "pay-as-you-go" basis.

     Effective the beginning of fiscal 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions," which requires companies to recognize the cost of providing postretirement benefits over the employees' service period. Prior to the requirements of SFAS 106, the Company recognized the cost of providing these benefits on an "as incurred" basis.

     The components of the accumulated postretirement benefit obligation are as follows:

                                                 1995     1994

Retirees and dependents                       $   979    $   737
Actives fully eligible                          3,076      2,254
Actives not fully eligible                      5,950      4,222
Unfunded accumulated postretirement
  benefit obligation                           10,005      7,213
Unrecognized net gain(loss)                    (1,566)       380
Accrued postretirement benefit cost             8,439      7,593
Less current portion                              186        157
                                              $ 8,253    $ 7,436

The Company elected to recognize the accumulated postretirement benefit obligation at the beginning of fiscal 1993 as a cumulative charge to earnings. This charge, which amounted to $5,972, is in the Company's Consolidated Statement of Operations as the cumulative effect of an accounting change.

     The components of net periodic postretirement benefit expense for fiscal 1995, 1994 and 1993 are as follows:

                                              1995    1994    1993

     Service cost                            $ 383  $  431   $ 313
     Interest cost on accumulated
       post-retirement benefit obligation      623     548     459
     Unrecognized net gain(loss)               (11)     73       0
      Net periodic expense                   $ 995  $1,052   $ 772

      Note J, continued


     The assumed discount rates used to measure the accumulated postretirement benefit obligation at December 31, 1995 and January 1, 1995 are 7.0% and 8.5%, respectively. The assumed health care cost trend rate used to measure the expected cost of benefits is 10% for both fiscal 1996 and 1995, gradually declining to attain an ultimate rate of 6% in the year 2016. The health care cost trend rate has a significant effect on the amounts reported. For example, a one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $900 and increase net periodic expense by $108.

     The following table summarizes the number of active and retired employees at the end of the last three fiscal years who are covered under these plans:

             Year            Active          Retirees

             1995            1,244               41
             1994            1,310               36
             1993            1,187               37

     Effective the beginning of fiscal 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which requires companies to recognize the cost of providing postemployment benefits over the employees' service period. The effect of implementing the provisions of SFAS 112 was immaterial.

     During 1988, certain assets of the employee savings plans were invested in a long-term investment contract with Executive Life Insurance Company. In April 1991, Executive Life Insurance Company was placed in conservation by the California Insurance Commission and pursuant to the terms of a Rehabilitation Plan approved by a California Superior Court effective September 1993, all contracts were restructured adjusting the values downward. In 1994, the Company committed to make additional contributions to the employee savings plans to reinstate certain designated employee investment values lost as a result of the Executive Life Insurance Company failure and subsequent conservation and rehabilitation plan. Following receipt of governmental approvals, the Company made the contributions to the employee savings plans in April 1995 in the amount of $1,068 covering full reinstatement of investment losses in Executive Life contracts. In October 1995, the Company was reimbursed $224 from Executive Life holdbacks.

Note K - Geographic Information


   Raytech, through its principal subsidiaries, is a multinational manufacturer and marketer of specialty engineered products for heat resistant, inertia control, energy absorption and transmission applications.  Its products are used in the vehicular, aerospace, nucleonics, petrochemical, energy, metal working, construction, agriculture, utility and electronic industries, among others.

    A summary of information about Raytech's operations by geographic segments at year-
end 1995, 1994 and 1993 and for the fiscal years then ended follows:


                               Operating
                        Net      Profit    Identifiable    Depreciation      Capital
                       Sales     (Loss)       Assets      & Amortization   Expenditures


1995

Domestic            $126,061   $ 19,835     $ 90,258        $  5,263       $  7,130
Germany               48,257      1,062       21,596           2,142          2,929
United Kingdom         3,180         62        2,582             161            216

  Consolidated      $177,498   $ 20,959     $114,436        $  7,566       $ 10,275


1994

Domestic            $124,116   $ 21,011     $ 70,550        $  5,131       $  6,797
Germany               43,499     (2,606)      19,928           1,740          3,866
Other                    -          -          1,331              21            691

  Consolidated      $167,615   $ 18,405     $ 91,809        $  6,892       $ 11,354


1993

Domestic            $ 98,828   $ 18,132     $ 62,223        $  5,072       $  5,296
Germany               40,462     (3,709)      17,265           1,731          2,522

  Consolidated      $139,290   $ 14,423     $ 79,488        $  6,803       $  7,818



     Domestic sales to a single customer, Caterpillar, Inc., were 14%, 16% and 15% of consolidated sales for 1995, 1994 and 1993, respectively.  The Company's German subsidiaries had sales to two customers, Fichtel & Sachs and LUK, of 9%, and 8% each of consolidated sales for 1995, 9% each of consolidated sales for 1994 and 10% each of consolidated sales for 1993.

NOTE L - Summarized Quarterly Financial Data (Unaudited)
         (in thousands except share and market data)



                                       Fiscal Quarters Ended 1995
                                April 2    July 2   October 1  December 31

Net sales                     $ 49,913   $ 45,705    $ 41,685   $ 40,195
Gross profit                    14,389     11,176      10,508     11,704
Income before provision
  for taxes and minority
  interest                       7,117      9,751       3,184      4,134
Net income                    $  4,577   $  5,645(a) $  1,586   $  2,529
Net income per share          $   1.33   $   1.67    $    .47   $    .75

Market range:
  -high                          4-5/8      4-3/8       4-1/4      3-3/4
  -low                           4          2-1/4       2-3/4      2-3/4
Dividends                          -          -           -          -





                                     Fiscal Quarters Ended 1994-1995
                                April 3    July 3   October 2  January 1

Net sales                     $ 43,555    $ 43,849   $ 42,062   $ 38,149
Gross profit                    11,781      11,439      9,511     11,817
Income before provision
  for taxes                      4,757       4,340      2,996      2,365
Net income                    $  2,990(b) $  2,589   $  1,906   $  1,158
Net income per share          $    .89    $    .75   $    .56   $    .33

Market range:
  -high                          5-l/4       5          4-3/4      5-7/8
  -low                           2-7/8       3-7/8      4          4-l/4
Dividends                          -           -          -          -


(a) Includes a one-time aftertax gain of $2.7 million, which resulted from a favorable judgment in regard to a product defamation lawsuit.

(b) Includes an additional charge of $400 associated with a commitment by the Company to reinstate certain designated investment values lost in certain employee savings plans investment contracts.

     Note M - Supplementary Financial Statement Detail


Fiscal Year                                 l995         l994

ACCRUED LIABILITIES

Property taxes                           $  2,023     $  1,826
Legal                                         324          476
Plant consolidation                           448          630
Taxes                                       2,050        2,820
Wages and related taxes                     4,239        5,327
Pensions and employee benefits              5,991        5,745
Product due Echlin (see Note H)             1,183        1,183
Other                                       4,118        3,143
                                         $ 20,376     $ 21,150


OTHER LONG-TERM LIABILITIES

Long-term pensions                       $  2,253     $  2,057
Deferred taxes                              2,856          380
Other                                       2,886        1,214
                                         $  7,995     $  3,651



Fiscal Year                          1995      1994       1993

OTHER OPERATING EXPENSE, NET

Production equipment write-down   $(1,746)      -          -
German plant consolidation            -     $(1,167)   $(3,300)
Insurance recovery                    -         -        1,400
Reinstatement of designated
 employee savings plans values        -        (400)      (700)
                                  $(1,746)  $(1,567)   $(2,600)


OTHER INCOME (EXPENSE), NET

Interest income                   $   227   $    82    $    48
Lawsuit judgment                    4,597        -          -
Note settlement                       489        -          -
Other                                 604      (796)        92
                                  $ 5,917   $  (714)   $   140


ALLOWANCE FOR BAD DEBTS

Beginning balance                 $   519   $   402    $   533
Provisions                            303       312        219
Charge-offs                           -        (195)      (350)
Ending balance                    $   822   $   519    $   402

Note N - Commitments and Contingencies


    Rental expense amounted to $894, $741, and $941 in 1995, 1994 and 1993, respectively. The approximate minimum rental commitments under non-cancelable leases at December 31, 1995 were as follows: 1996, $542; 1997, $465; 1998, $219; 1999, $138,
2000, $92 and 2001 and thereafter, $504.

Note O - Stock Option Plans


       The Company's 1980 Non-Qualified Stock Option Plan (the "Plan"), as amended, provides for the grant of options for up to 600,000 shares of common stock and any accompanying stock appreciation rights. The Company granted both non-qualified and incentive stock options. In general, options granted under the Plan are at 100% of the fair market value on grant date or par value, whichever is higher. Once granted, options become exercisable in whole or in part after one year and expire on the tenth anniversary of the grant. Prior to the merger (refer to Note A), options were generally exercisable at the cumulative rate of 20% per year beginning one year from the date of grant. At the 1986 Annual Meeting, par value was reduced to $1.00 per share, and options granted below par value in 1985 were approved. On the effective date of the merger, all outstanding options under the Plan were canceled and new non-qualified options were issued by the Company at an option price of $6.81 which was equal to the fair market value at the date of grant. The term during which any future options may be granted under the Plan expired on December 31, 1989.

       In 1991, the shareholders approved the adoption of a new non-qualified stock option plan ("1990 Plan") to replace the expired Plan. The terms and provisions of the 1990 Plan are similar to the expired Plan, providing for the grant of options for up to 500,000 shares of common stock authorized for such purpose by the shareholders. Effective November 1, 1992, the Company granted 479,071 non-qualified options at an option price of $2.75. At the date of grant the market price per share was $2.375.

The following summarizes activity in fiscal 1993, 1994 and 1995 under the Plan:


                               Option Price               Options
       Period                  Per Share ($)            Outstanding

  January 3, 1993               1.75 to 7.875             872,042

  Canceled                      1.75                         (650)
  Exercised                     1.75                       (2,050)

  January 2, 1994               1.75 to 7.875             869,342

  Canceled                      1.75 to 6.81              (36,418)
  Exercised                     1.75 to 2.75              (19,869)

  January 1, 1995               1.75 to 7.875             813,055

  Canceled                      1.75 to 6.81             (104,706)
  Exercised                     1.75 to 2.75              (11,115)

  December 31, 1995             1.75 to 7.875             697,234

  Note P - Concentration of Trade Receivables and
           Financial Instruments


       Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The primary businesses of the Company's U.S. subsidiaries are the automotive and heavy duty equipment markets and the related aftermarkets within the United States. As of December 31, 1995, the Company had uncollateralized receivables with two customers approximating $3,721, which represents 21% of the Company's trade accounts balance. During fiscal 1995, sales to these customers amounted to approximately $37,609, which represents 21% of the Company's revenues. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note Q - Subsequent Event


     On January 31, 1996, Raytech Composites, Inc., a subsidiary of the Company, acquired a minority share of 47% of the stock of Advanced Friction Materials Company ("AFM") located in Sterling Heights, Michigan, from Oscar E. Stefanutti and related family trusts for $9,400. Raybestos Products Company, the operating subsidiary of Raytech Composites, Inc., simultaneously entered into a technology exchange agreement with AFM and agreed to purchase certain operating assets and real property both on the closing and on the first anniversary date at a combined purchase price of $10,600 to be adjusted in part by an evaluation of certain current assets.

     AFM, the majority ownership of which remains in Oscar E.
Stefanutti and related family trusts, is engaged and will continue in the development, engineering and sales of automobile transmission component parts, including friction plates, bands and friction materials for torque converters, to original equipment manufacturers.





                             REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of Raytech Corporation:



We have audited the consolidated financial statements of Raytech Corporation (the "Company," a holding company) and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raytech Corporation and subsidiaries as of December 31, 1995 and January 1, 1995 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note A to the consolidated financial statements, Raymark Corporation ("Raymark") is a defendant in numerous lawsuits seeking substantial damages relating to airborne asbestos fibers. The Company has been named a co-defendant in approximately 3,300 of these asbestos-related lawsuits as a successor in liability to Raymark. In addition, the Company is co-defendant with Raymark in lawsuits involving environmental matters as a successor in liability to Raymark. On March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Under the provisions of the Bankruptcy Code, the Company is operating as a debtor-in-possession. The Company's operating subsidiaries, none of which have filed for protection under Chapter 11, continue to operate their businesses in the ordinary course of business. Raytech filed to protect itself from the lawsuits mentioned above and to obtain a binding ruling for all jurisdictions on whether Raytech is liable as a successor for asbestos-related claims, including any claims yet to be filed, relating to the operations of Raymark or its predecessors.
During 1995, Raytech received adverse rulings precluding it from relitigating the 1988 ruling holding Raytech to be a successor to Raymark's asbestos-related claims. Determination of Raytech's actual liabilities as successor to Raymark's asbestos-related and environmental claims is subject to the uncertainties inherent in the process of reorganizing under the Bankruptcy Code. Such liabilities could have a material adverse effect on the Company.
These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.

As discussed in Notes I and J to the consolidated financial statements, effective January 4, 1993, the Company changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes.





                                       COOPERS & LYBRAND L.L.P.



Stamford, Connecticut
March 15, 1996

Item 9.  Disagreements on Accounting and Financial Disclosures

         None


                                           PART III

Item 10.  Directors and Executive Officers of Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Item 13.  Certain Relationships and Related Transactions

         Responses to Items 10 through 13 are included in the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 1996 Annual Meeting of Shareholders.



                                           PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

(a)  The following financial statements are included in Part II,
     Item 8:

         (1)  Financial Statements

              Consolidated Balance Sheets - December 31, 1995 and
              January 1, 1995.

              Consolidated Statements of Operations for the 1995,
              1994 and 1993 fiscal years

              Consolidated Statements of Cash Flows for the 1995,
              1994 and 1993 fiscal years

              Consolidated Statements of Shareholders' Equity
              (Deficit) for the 1995, 1994 and 1993 fiscal years

              Notes to Consolidated Financial Statements

              Report of Independent Accountants


              (2)  Financial Statement Schedules

                   The following additional financial information is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements. Schedules not included with this additional financial information have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements.

                   - Schedule I - Condensed Financial Statements
                     of the Registrant (Parent)(Unaudited)

              (3)  The Exhibits are listed in the index of Exhibits at Item
                   (c) hereafter.

         (b)  Reports on Form 8-K

              On May 15, 1995, the Registrant filed a Form 8-K with the Commission with respect to a Ruling of the United States Court of Appeals for the Third Circuit in the case entitled Raytech Corporation v. Earl White, et al. (No. 94-1347) which affirmed a lower court ruling that had dismissed part of an action brought by the Registrant seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark Industries, Inc. from which the Registrant had purchased some of its operating assets. The lower court, the U.S. District Court of the District of Connecticut, had issued a ruling in 1991 dismissing the successor liability count of the class action citing as a reason the preclusive effect of a 1988 judgment of the U.S. District Court of the District of Oregon (Schmoll v. ACands, Inc., et al.) under the doctrine of collateral estoppel in which case the Registrant was ruled to be a successor to Raymark Industries, Inc. asbestos-related liabilities.

         (c)  Index of Exhibits                                         Page

              2(a) Plan or Reorganization dated May 31, 1994 filed by the Registrant (k)

              2(b)   Plan of Reorganization dated September 12,
                     1994 filed by the unsecured creditors'
                     committee (l)

              3(a)   Certificate of Incorporation of Raytech (d)

              3(b)   By-laws of Raytech (d)

              4(a)   Amendment No. 1 to Form S-4 Registration
                     Statement, Registration No. 33-7491 (b)

              10(a) Raytech Corporation's 1980 Non-Qualified Stock Option Plan, as amended (c)

                                                                 Page

              10(b)  Raytech Corporation's Variable Compensation
                     Program as amended and restated December 14, 1990
                     (g)

              10(c)  Amended and Restated Agreement and Plan of
                     Merger dated as of September 4, 1986 (a)

              10(d) Stock Purchase Agreement dated March 30, 1987 between Raymark Industries, Inc. and Raytech Composites (e), Amendment dated July 18, 1991
                     (h) and Amendment dated December 21, 1992 (i)

              10(e) Asset Purchase Agreement dated October 29, 1987 between Raymark Industries, Inc. and Raytech Composites, Inc. (e), Amendment dated July 18, 1991 (h) and Amendment dated December 21, 1992 (i)

              10(f) Stock Purchase Agreement dated May 18, 1988 between Raytech Corporation and Asbestos
                     Litigation Management, Inc. (f)

              10(g) Asset Purchase Agreement (Notarial Deed) dated June 19, 1992 between Ferodo Beral GmbH and
                     Raytech Composites, Inc. and Raybestos
                     Reibbelag GmbH (i)

              10(h) Loan Agreement dated September 16, 1993 between Raytech Composites, Inc. and Raymark Industries, Inc. (j)

              10(i) Loan Agreement dated January 10, 1994 between Raytech Composites, Inc. and Raymark Industries, Inc. (j)

              10(j) Loan and Security Agreement dated March 29, 1995 between Raybestos Products Company and The CIT Group/Credit Finance, Inc. (m)

              11     Statement re. Computation of Per Share Earnings        88

              22     Subsidiaries of Raytech                                89

              24     Consent of Independent Accountants                     90

         Footnotes to Exhibits

         (a)  Filed as an Exhibit to Registrant's Amendment No. 1 to
              Form S-4, Registration Statement, Registration No. 33-7491, filed with the Securities and Exchange Commission on September 5, 1986.


         (b) Filed with the Securities and Exchange Commission on September 5, 1986.

         (c) Included in Registrant's Registration Statement on Form S-8 (Registration No. 2-95251) filed with the Securities and Exchange Commission on January 11, 1985.

         (d) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 1987.

         (e) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1988, as amended by Form 8 filed on April 11, 1988 and Form 8 filed on April 19, 1988.

         (f) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1989.

         (g) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1991.

         (h) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on September 29, 1991, as amended by Form 8 filed on February 27, 1992.

         (i) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1993.

         (j) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 1994.

         (k) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 1994.

         (l) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 1994.

         (m) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on April 2, 1995.

         Copies of exhibits which are not included herewith and which have not previously been filed with the Securities and Exchange Commission may be obtained by submitting a written request, specifying the name of the exhibit and including payment of $2.00 for each exhibit to cover handling and postage, to:

         LeGrande L. Young, Secretary, Raytech Corporation, Suite 512, One Corporate Drive, Shelton, Connecticut 06484.

    (d) The Index to Consolidated Financial Statements and Financial Statement Schedules is included beginning on page 81 hereafter.



                          Index To Consolidated Financial Statements
                               and Financial Statement Schedules


                                                                Page
   Financial Statements:

     Consolidated Balance Sheets
     December 31, 1995 and January 1, 1995                        32

     Consolidated Statements of Operations
     for the 1995, 1994 and 1993 Fiscal Years                     33

     Consolidated Statements of Cash Flows
     for the 1995, 1994 and 1993 Fiscal Years                     34

     Consolidated Statements of Shareholders'
     Equity (Deficit) for the 1995, 1994, and 1993
     Fiscal Years                                                 35

     Notes to Consolidated Financial Statements                   38

     Report of Independent Accountants                            74

   Financial Statement Schedules:


     Schedule I - Condensed Financial Statements
                  of the Registrant (Parent)(Unaudited)           82

                                        RAYTECH CORPORATION



                            SCHEDULE I - Condensed Financial Statements
                                     of the Registrant (Parent)

                                     BALANCE SHEETS (UNAUDITED)
                                          (in thousands)


                                               ASSETS


                                                      1995              1994

Assets:
  Cash                                             $     65           $    52
  Other current assets                                    2               -
  Deferred taxes                                      3,977             1,222
  Due from Raytech Composites, Inc.
    (eliminated in consolidation)                     1,310             3,672

     Total current assets                             5,354             4,946

  Property, plant and equipment, net                    111               -
  Investment in majority-owned subsidiaries          22,262             3,028

  Deferred taxes                                      2,901             1,428
  Other long-term assets                              1,080               -
     Total assets                                  $ 31,708           $ 9,402


                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Accounts payable                                 $     33           $   160
  Accrued liabilities                                 8,871             4,503

     Total current liabilities                        8,904             4,663

  Other liabilities                                   4,124             1,023

     Total liabilities                               13,028             5,686

Investment in subsidiaries                              -                 -


Shareholders' equity (deficit)
  Common stock                                     $  5,362           $ 5,351
  Additional paid in capital                         70,192            70,148
  Accumulated deficit                               (54,913)          (69,250)
  Cumulative translation adjustment                   2,600             2,028

                                                     23,241             8,277

Less treasury stock at cost                          (4,561)           (4,561)

  Total shareholders' equity (deficit)               18,680             3,716

  Total liabilities and shareholders'
    equity (deficit)                               $ 31,708           $ 9,402

The accompanying notes and the notes to the consolidated financial statements are an integral part of the condensed financial statements.


                                        RAYTECH CORPORATION

                            SCHEDULE I - Condensed Financial Statements
                                     of the Registrant (Parent)

                                STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands, except share data)



                                                 1995          1994         1993



General and administrative expenses            $ 4,436      $ 4,774      $  (349)

Income (loss) before equity in earnings
  in subsidiaries                               (4,436)      (4,774)         349

Equity in earnings of subsidiaries              18,773       13,417        4,399

Net income                                    $ 14,337      $ 8,643      $ 4,748

Earnings per share                            $   4.26      $  2.52      $  1.44

Average shares outstanding                   3,369,003    3,426,034    3,290,912


The accompanying notes and the notes to the consolidated financial statements are an integral part of these condensed financial statements.

                                        RAYTECH CORPORATION

                            SCHEDULE I - Condensed Financial Statements
                                     of the Registrant (Parent)

                                STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          (in thousands)



                                                      1995            1994         1993


Net cash used in operating activities              $(2,082)        $(3,892)      $ (222)

Cash flow from investing activities:
  Dividends from subsidiary                          2,070           3,973          125

Net cash provided by
  investing activities                               2,070           3,973          125

Cash flow from financing activities:
  Proceeds from sale of stock                           25              52            4
  Increase (decrease) in bank overdraft                 -              (81)          81

Net cash provided by (used in)
  financing activities                                  25             (29)          85

Net change in cash                                      13              52          (12)

Cash, beginning of period                               52              -            12

Cash, end of period                                 $   65          $   52       $   -


The accompanying notes and the notes to the consolidated financial statements are an integral part of these condensed financial statements.

                                    RAYTECH CORPORATION

                        SCHEDULE I - Condensed Financial Statements
                                of the Registrant (Parent)




                         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                     (in thousands)




Note 1:  Basis of Presentation

         The accompanying notes should be read in conjunction with the consolidated financial statements of Raytech Corporation (the "Registrant") and the notes thereto. The accompanying financial statements of Raytech Corporation, a holding company, include the following accounts:

           - Cash in debtor-in-possession accounts.
           - Income tax accounts except as related to Allomatic Products Company and foreign subsidiaries. Under the Company's corporate tax allocation policy, income taxes are provided on a stand-alone basis.
           - Costs and expenses and related accounts payable and accrued liabilities which in the opinion of management relate to the operation of the holding company.
           - Capital accounts of the holding company.

        The investment in and operating results of the holding company's wholly- and majority-owned subsidiaries are reflected on the equity method. Due from Raytech Composites, Inc. results primarily from the allocation of income taxes and certain legal fees.


Note 2: Change in Policy

        Effective January 3, 1994, the Company designated certain additional operating costs as the responsibility of the Registrant. Such costs consist principally of compensation and related costs of certain employees now designated as employees of the Registrant, operating costs of the Shelton, Connecticut, headquarters facility, certain professional fees, shareholder fees and public relations expenses. These costs are financed with subsidiary dividends.

        In 1993, these costs amounted to approximately $4.0 million.




                                        SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RAYTECH CORPORATION


                                       By: /s/CRAIG R. SMITH
                                       Craig R. Smith
                                       President and
                                       Chief Executive Officer

Date:  March 28, 1996





                                         SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on March 28, 1996.


         Signature and Title                Signature and Title



/s/ CRAIG R. SMITH                   /s/DENNIS G. HEINER
Craig R. Smith                       Dennis G. Heiner
President, Chief Executive           Director
Officer and Director


/s/ALBERT A. CANOSA                  /s/DONALD P. MILLER
Albert A. Canosa                     Donald P. Miller
Vice President of Administration,    Director
Treasurer and Chief
Financial Officer


/s/ROBERT L. BENNETT                 /s/ROBERT B. SIMS
Robert L. Bennett                    Robert B. Sims
Director                             Director


/s/ROBERT M. GORDON
Robert M. Gordon
Director