Form 10-K/A
period 1995-12-31
RAYTECH CORP
filed 1996-04-18
CIK 797917

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-K/A
                            AMENDMENT NO. 1

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

                       STATEMENT OF AMENDMENT


     This Amendment No. 1 is being filed only to amend the Report of Independent Accountants in Item 8 and the Consent of Independent
Accountants in Item 14, Exhibit 24. No other changes have occurred as of this date.

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


The accompanying notes are an integral part of these statements.

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

The accompanying notes are an integral part of these statements.

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



     Domestic sales to a single customer, Caterpillar, Inc., were 14%, 16% and 15% of consolidated sales for 1995, 1994 and 1993, respectively.  The Company's German subsidiaries had sales to two customers, Fichtel & Sachs and LUK, of 9%, and 8% each of consolidated sales for 1995, 9% each of consolidated sales for 1994 and 10% each of consolidated sales for 1993.

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

     AFM, the majority ownership of which remains in Oscar E.
Stefanutti and related family trusts, is engaged and will continue in the development, engineering and sales of automobile transmission component parts, including friction plates, bands and friction materials for torque converters, to original equipment manufacturers.

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

As discussed in Notes I and J to the consolidated financial statements, effective January 4, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.




                                       COOPERS & LYBRAND L.L.P.



Stamford, Connecticut
March 15, 1996

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

         Footnotes to Exhibits

         (a)  Filed as an Exhibit to Registrant's Amendment No. 1 to
              Form S-4, Registration Statement, Registration No. 33-7491, filed with the Securities and Exchange Commission on September 5, 1986.

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

    (d) The Index to Consolidated Financial Statements and Financial Statement Schedules is included beginning on page 81 hereafter.

                                 FORM 10-K
                   RAYTECH CORPORATION AND SUBSIDIARIES

                                EXHIBIT 11

              SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE
                   (in thousands, except per share data)

                                            For the Fiscal Year Ended
                                    December 31,    January 1,     January 2,
      Primary                          1995            1995          1994


Income before cumulative effect
  of accounting changes            $   14,337      $    8,643    $    8,556

Cumulative effect of changes in
  accounting principles                   -               -          (3,808)

Net income as reported             $   14,337      $    8,643    $    4,748

Common shares outstanding
  at beginning of year              3,218,968       3,199,133     3,277,083

Weighted average of treasury
  stock acquired                           (2)            (20)      (60,679)

Weighted average of stock
  issued to employee savings plan         -               -             -

Weighted average of stock
  issued to vendor                        -               -             -

Common equivalent shares for
  assumed exercise of employee
  stock options                       143,041         220,601        73,445

Weighted average of options
  exercised                             6,996           6,320         1,263

Common shares held in escrow
  released and transferred
  to treasury stock                       -               -             -

Weighted average shares
  outstanding                       3,369,003       3,426,034     3,290,912

Income per share before cumulative
  effect of changes in accounting
  principles                            $4.26           $2.52         $2.60

Cumulative effect of changes in
  in accounting principles                -               -           (1.16)

Primary income per
  common share                          $4.26           $2.52         $1.44





                                                    Exhibit 22



  Subsidiaries of Raytech Corporation               Incorporated

  Raytech Composites, Inc.                            Delaware
  Suite 512, One Corporate Drive
  Shelton, CT 06484

  Raytech Powertrain, Inc.                            Delaware
  Suite 512, One Corporate Drive
  Shelton, CT 06484

  Raytech Fasteners, Inc.                             Delaware
  Suite 512, One Corporate Drive
  Shelton, CT 06484

  Raybestos Products Company                          Delaware
  1204 Darlington Avenue
  Crawfordsville, IN 47933

  Raybestos U.K. Ltd.                                 England
  16, Spindus Road
  Speke
  Liverpool L24 1YA, England

  Raytech Composites Europe GmbH                      Germany
  Bahnstrasse 48-50
  5608 Radevormwald, Germany

  Raybestos Industrie-Produkte GmbH                   Germany
  Industriestrasse, 7
  D-54497 Morbach, Germany

  Raybestos Reibtechnik GmbH                          Germany
  Quettingerstrasse, 220
  D-51381 Leverkusen 3, Germany

  Allomatic Products Company                          Delaware
  609 E. Chaney
  Sullivan, IN 47882

  Raybestos Aftermarket Products Company              Delaware
  964 East Market Street
  Crawfordsville, IN 47933

  Miami Rivet Company                                 Delaware
  Suite 512, One Corporate Drive
  Shelton, CT 06484











                CONSENT OF INDEPENDENT ACCOUNTANTS







     We consent to the incorporation by reference in the registration statement of Raytech Corporation and subsidiaries on Form S-8 (File No. 33-42420) of our report, which includes explanatory paragraphs related to the Company's ability to continue as a going concern and adoption of new accounting standards, dated March 15, 1996, on our audits of the consolidated financial statements of Raytech Corporation and subsidiaries as of December 31, 1995 and January 1, 1995 and for each of the three fiscal years in the period ended December 31, 1995, which report is included in this Annual Report on Form 10-K.




                                COOPERS & LYBRAND L.L.P.


Stamford, Connecticut
March 15, 1996






[TYPE]                             EX-27
[ARTICLE]                          5
[LEGEND]
[CIK]                              0000797917
[NAME]                             RAYTECH CORP
[MULTIPLIER]                       1,000
[CURRENCY]                         U.S. DOLLARS
[PERIOD-TYPE]                      12-MOS
[FISCAL-YEAR-END]                  DEC-31-1995
[PERIOD-START]                     JAN-02-1995
[PERIOD-END]                       DEC-31-1995
[EXCHANGE-RATE]                    1

[CASH]                             19,597
[SECURITIES]                       0
[RECEIVABLES]                      18,375
[ALLOWANCES]                       822
[INVENTORY]                        23,573
[CURRENT-ASSETS]                   66,113
[PP&E]                             114,437
[DEPRECIATION]                     72,235
[TOTAL-ASSETS]                     114,436
[CURRENT-LIABILITIES]              60,790
[BONDS]                            0
[COMMON]                           5,362
[PREFERRED-MANDATORY]              0
[PREFERRED]                        0
[OTHER-SE]                         13,318
[TOTAL-LIABILITY-AND-EQUITY]       114,436
[SALES]                            177,498
[TOTAL-REVENUES]                   177,498
[CGS]                              128,799
[TOTAL-COSTS]                      128,799
[OTHER-EXPENSES]                   0
[LOSS-PROVISION]                   0
[INTEREST-EXPENSE]                 2,647
[INCOME-PRETAX]                    24,186
[INCOME-TAX]                       9,009
[INCOME-CONTINUING]                14,337
[DISCONTINUED]                     0
[EXTRAORDINARY]                    0
[CHANGES]                          0
[NET-INCOME]                       14,337
[EPS-PRIMARY]                      4.26
[EPS-DILUTED]                      4.26




[TYPE]                             EX-27
[ARTICLE]                          5
[RESTATED]
[CIK]                              0000797917
[NAME]                             RAYTECH CORP
[MULTIPLIER]                       1,000
[CURRENCY]                         U.S. DOLLARS

[PERIOD-TYPE]                   3-MOS                   6-MOS                   9-MOS
[FISCAL-YEAR-END]                          JAN-01-1995             JAN-01-1995             JAN-01-1995
[PERIOD-START]                             JAN-02-1995             JAN-02-1995             JAN-02-1995
[PERIOD-END]                               APR-02-1995             JUL-02-1995             OCT-01-1995
[EXCHANGE-RATE]                                      1                       1                       1
[CASH]                                           2,949                  10,705                  18,001
[SECURITIES]                                         0                       0                       0
[RECEIVABLES]                                   19,905                  20,177                  19,408
[ALLOWANCES]                                       598                     612                     677
[INVENTORY]                                     22,648                  22,539                  22,713
[CURRENT-ASSETS]                                48,351                  56,416                  63,054
[PP&E]                                         113,960                 115,164                 116,126
[DEPRECIATION]                                  71,016                  71,980                  72,813
[TOTAL-ASSETS]                                  95,904                 104,217                 110,986
[CURRENT-LIABILITIES]                           45,145                  43,363                  47,321
[BONDS]                                              0                       0                       0
[PREFERRED-MANDATORY]                                0                       0                       0
[PREFERRED]                                          0                       0                       0
[COMMON]                                         5,351                   5,362                   5,362
[OTHER-SE]                                       3,876                   9,247                  10,870
[TOTAL-LIABILITY-AND-EQUITY]                    95,904                 104,217                 110,986
[SALES]                                         49,913                  95,618                 137,303
[TOTAL-REVENUES]                                49,913                  95,618                 137,303
[CGS]                                           35,524                  70,053                 101,230
[TOTAL-COSTS]                                   35,524                  70,053                 101,230
[OTHER-EXPENSES]                                     0                       0                       0
[LOSS-PROVISION]                                     0                       0                       0
[INTEREST-EXPENSE]                                 607                   1,349                   1,976
[INCOME-PRETAX]                                  7,117                  16,868                  20,052
[INCOME-TAX]                                     2,540                   6,084                   7,598
[INCOME-CONTINUING]                              4,577                  10,222                  11,808
[DISCONTINUED]                                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0
[CHANGES]                                            0                       0                       0
[NET-INCOME]                                     4,577                  10,222                  11,808
[EPS-PRIMARY]                                     1.33                    3.00                    3.46
[EPS-DILUTED]                                     1.33                    3.00                    3.46

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

                                       RAYTECH CORPORATION


                                       By: /s/CRAIG R. SMITH
                                       Craig R. Smith
                                       President and
                                       Chief Executive Officer

Date:  April 18, 1996





                                         SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on April 18, 1996.


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


/s/ROBERT M. GORDON
Robert M. Gordon
Director