Form 10-Q
period 1996-03-31
RAYTECH CORP
filed 1996-05-14
CIK 797917

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


  For the Quarter ended                March 31, 1996


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


                    Yes   X              No

  As of March 31, 1996, 3,230,080 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                        RAYTECH CORPORATION

                               INDEX


                                                             Page
                                                            Number

  PART I. FINANCIAL INFORMATION:

  Item 1.  Condensed Consolidated Balance Sheets as
           at March 31, 1996 and December 31, 1995             3

           Condensed Consolidated Statements of
           Operations for the thirteen weeks ended
           March 31, 1996 and April 2, 1995                    4

           Condensed Consolidated Statements of Cash
           Flows for the thirteen weeks ended
           March 31, 1996 and April 2, 1995                    5

           Notes to Condensed Consolidated
           Financial Statements                                6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      14


  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                  16

  Item 6.  Exhibits and Reports on Form 8-K                   22

           Signature                                          23

           Exhibit 11 - Earnings Per Share Computation        24

RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
                                                                  March 31,   Dec. 31,
As at                                                               1996       1995

ASSETS
Current assets
  Cash and cash equivalents                                      $  4,634    $ 19,597
  Trade accounts receivable, less allowance of $811
    for 1996 and $677 for 1995                                     23,433      17,553
  Inventories                                                      23,358      23,573
  Other current assets                                              5,896       5,390
      Total current assets                                         57,321      66,113

Property, plant and equipment                                     124,018     114,437
  Less accumulated depreciation                                    73,774      72,235
      Net property, plant and equipment                            50,244      42,202
Investment in affiliates                                           10,251         -
Other assets                                                        7,250       6,121
Total assets                                                     $125,066    $114,436

LIABILITIES
Current liabilities
  Notes payable                                                  $  4,833    $  8,187
  Current portion of long-term debt (including $24,771 and
    $22,696 due to Raymark in 1996 and 1995, respectively)         24,910      22,839
  Accounts payable                                                 10,101       9,388
  Accrued liabilities                                              29,480      20,376
      Total current liabilities                                    69,324      60,790

Long-term debt due to Raymark                                      16,795      18,476
Long-term debt                                                        235         242
Postretirement benefits other than pensions                         8,694       8,253
Other long-term liabilities                                         8,003       7,995
Total liabilities                                                 103,051      95,756

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,362,142 and 5,351,024
    issued and outstanding in fiscal 1995 and 1994, respectively    5,362       5,362
Additional paid in capital                                         70,191      70,192
Accumulated deficit                                               (51,222)    (54,913)
Cumulative translation adjustment                                   2,245       2,600
                                                                   26,576      23,241
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   22,015      18,680
Total liabilities and shareholders' equity                       $125,066    $114,436

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share data)








                                                      March 31,      April 2,
For the 13 Weeks Ended                                  1996           1995



Net sales                                           $ 52,037        $ 49,913
Cost of sales                                         38,238          35,524

  Gross profit                                        13,799          14,389

Selling, general and administrative expenses          (6,637)         (6,959)

  Operating profit                                     7,162           7,430

Interest expense                                        (359)            (98)
Interest expense - Raymark                              (413)           (509)
Other income, net                                        208             294

Income before provision for income taxes
  and minority interest                                6,598           7,117
Provision for income tax                              (2,617)         (2,540)
Minority interest                                       (290)            -

Net income                                          $  3,691        $  4,577

Net income per share                                $   1.09        $   1.33

Weighted average shares outstanding                3,372,574       3,443,600

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)



                                                       March 31,    April 2,
For the 13 Weeks Ended                                   1996         1995

    Net cash provided by operating activities         $  2,583     $  1,414

Cash flow from investing activities:
  Capital expenditures                                  (1,366)      (2,408)
  Proceeds on sale of property, plant and equipment         22        1,921
  Equity Investment in AFM                              (9,400)         -
  Acquisition of machinery and equipment from AFM       (3,500)         -
    Net cash used in investing activities              (14,244)        (487)

Cash flow from financing activities:

  Proceeds from short-term borrowings                      -         10,000
  Payments on short-term borrowings                     (3,241)     (10,788)
  Principal payments on long-term debt                     (42)        (576)
  Payments on borrowings from Raymark                      -         (1,459)
  Other                                                     (1)         -

    Net cash used in financing activities               (3,284)      (2,823)

Effect of exchange rate changes on cash                    (18)          67

Net change in cash and cash equivalents                (14,963)      (1,829)

Cash and cash equivalents at beginning of period        19,598        4,778

Cash and cash equivalents at end of period            $  4,635     $  2,949


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


  NOTE A - RESTRUCTURING OF RAYTECH, CHAPTER 11 PROCEEDINGS
           AND OTHER LITIGATION

        The restructuring of the Company in October 1986 was for the stated purpose of separating Raytech from Raymark Industries, Inc.'s ("Raymark") substantial asbestos-related liabilities and litigation. For a further discussion of this matter, please refer to Raytech's 1995 Form 10-K, Part 1, Item 1, pages 4-7. As part of the restructuring process of Raytech, Raymark common stock was divested and sold as of May 20, 1988 to Asbestos Litigation Management, Inc.

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

        In an asbestos-related personal injury case decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extends beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

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

        It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark. Determination of Raytech's liability for such future possible claims, if any, would be subject to Bankruptcy Court deliberations and proceedings. In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. RPC is currently making an assessment of the advisory and is yet without knowledge concerning the extent of the contamination or its involvement.

        In April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion at a hearing set by the Bankruptcy Court for May 21, 1996.

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

        In June 1989 Raytech filed a class action in the Bankruptcy Court against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U.S. District Court, and since the authority of the Bankruptcy Court is referred from the U.S.
  District Court, upon its motion and argument the U.S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Oregon case, previously discussed, under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U.S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the U.S. District Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U.S. District Court granted the motion to certify and the successor liability dismissal was accordingly appealed. In May
  1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling leaves the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

        Costs incurred by the Company for asbestos-related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 177,570 shares in 1990, 163,303 shares in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994 and 1995 were applied as a reduction of the note obligations pursuant to the agreements. Costs incurred since are being accumulated as indemnified costs for further reductions of the note obligations referenced above.

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

        In February 1994, a jury in the U.S. District Court for the Southern District of Indiana returned a verdict in favor of Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, for $2.9 million plus costs and against Gilbert W. Younger and Transgo, a corporation. RPC had sued the defendants in 1990 for defamation of products and injurious falsehoods concerning RPC's manufactured products. In April 1994, the Court granted RPC its costs, attorneys' fees and interest in addition to the damages awarded by the jury. The defendants filed for bankruptcy under Chapter 11 in 1992 and the defendant's plan of reorganization was confirmed in September 1994 by a California Bankruptcy Court. Under the plan of reorganization and ordered by the Court, the total amount of the awarded damages had been placed in a secured escrow account pending appeals. In April 1995, the Seventh Circuit Court of Appeals affirmed the verdict except for the award of prejudgment interest. In June 1995, RPC received the awarded damages, including post-judgment interest, in the amount of $4.6 million, bringing the case to a final conclusion.

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


  NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of March 31, 1996 and December 31, 1995, the results of operations for the thirteen weeks ended March 31, 1996 and statements of cash flows for the thirteen weeks ended March 31, 1996. Except for the matters disclosed herein, all adjustments are of a normal recurring nature. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended December 31, 1995.

          The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


  NOTE C - INVENTORIES

          Inventories consist of the following:

                              March 31, 1996     December 31, 1995

          Raw material           $ 6,629            $ 6,901
          Work in process          5,868              6,143
          Finished goods          10,861             10,529

                                 $23,358            $23,573

  NOTE D - RELATED PARTIES

          During the first three months of 1996, the Company purchased yarn from Universal Friction Composites, a related party, in the amount of $747 and at March 31, 1996, the related payable amounted to $180.

          Effective May 2, 1996, Allomatic Products Company ("APC"), a majority-owned subsidiary, declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record in March 1996. As of March 31, 1996, 41,904 shares, or 40% of the outstanding shares, were held by Universal Friction Composites, Inc., a corporation directed by Bradley C. Smith, as President, a son of Craig R. Smith. Accordingly, the beneficial interest of Craig R. Smith is 40%.

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


  NOTE E - ACQUISITION

          On January 31, 1996, Raytech Composites, Inc. ("Composites"), a subsidiary of Raytech, and Raybestos Products Company ("RPC"), a subsidiary of Composites, entered into a series of related transactions with Advanced Friction Materials ("AFM") and related entities and persons as follows: Composites acquired a 47% minority share of the common stock of AFM for $9.4 million cash at closing; RPC acquired 100% of the common stock of AFM Management
  Company, which leases employees to AFM, for $1.0 million, to be paid for on January 31, 1997; RPC acquired the machinery and equipment and certain other operating assets of AFM for $3.5 million cash at closing; RPC committed to acquire land and building utilized in AFM's manufacturing operations (land and building located at 44650 Merrill, Sterling Heights, Michigan) from a principal owner of AFM for $6.6 million, to be consummated on January 31, 1997; RPC loaned AFM $1.3 million cash at closing bearing interest at the prime rate and maturing on January 31, 2003; RPC agreed to acquire AFM's inventory subsequent to closing at an amount that has yet to be negotiated by the parties. In addition, the parties entered into various other agreements, including supply and technology exchange agreements. Subsequent to the transaction, RPC is supplying AFM with products (automobile transmission component parts) manufactured at the Sterling Heights facility. Sales prices between RPC and AFM are established under the terms of the supply agreement entered into at closing. AFM will bear responsibility principally for sales and marketing of the products to original equipment manufacturers.

  Composites 47% common stock interest in AFM will be accounted for under the equity method commencing February 1, 1996. The excess of purchase price over the underlying net assets of AFM Management Company and equity interest in the net assets of AFM is being amortized on a straight line basis over a 30-year period. The machinery and equipment and real property have been recorded based upon preliminary assessments of fair value of the assets, which are subject to adjustment based upon independent appraisals. Had the transactions described above occurred on January 1, 1996 or January 2, 1995, the estimated pro forma effect on the Company's net income for the thirteen weeks ended March 31, 1996 and April 2, 1995, respectively, would not be material. Composites 47% common stock interest in AFM will be accounted for under the equity method commencing February 1, 1996.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Summary

        Net income for the thirteen-week period ended March 31, 1996 amounted to $3,691 or $1.09 per share as compared with $4,577 or $1.33 per share for the corresponding period in 1995. The reduction in net income is primarily due to a slowdown in the European economy which resulted in a reduction in sales; a decline in the domestic aftermarket business segment; contractual price reduction to certain customers; an increase in salary and wages and other employee benefits and general inflationary increases. During the thirteen-week period ended March 31, 1996, the Company acquired certain assets from Advanced Friction Materials Company ("AFM") and also acquired a 47% equity interest in AFM.

  Net Sales

        Net sales for the first quarter of fiscal 1996 increased by 4.3% to $52,037 compared with $49,913 in the corresponding period in 1995. The overall improvement is primarily due to additional sales of approximately $2,000 related to the AFM acquisition. Excluding AFM, domestic sales remained unchanged compared to last year. However, European sales decreased due to a continued decline in the German economy.

  Gross Margin

        Gross profit margin for the thirteen-week period ended March 31, 1996 decreased 4.1% to $13,799 as compared with $14,389 for the same period a year ago. The decrease in gross margin is due to a reduction in sales in Germany, an increase in domestic manufacturing labor and material costs, contractual price reductions to certain customers and a lower gross margin on AFM sales.

  Selling, General and Administrative Expense

        Selling, general and administrative expenses decreased
  4.9% to $6,637 for the thirteen-week period ended March 31, 1996 as compared with 1995. The decrease is mainly due to a reduction in professional fees.

  Interest Expense

        Interest expense increased primarily as a result of obligations accrued at present value for certain components of the AFM acquisition and the use of the Company's revolving line of credit.

  Liquidity and Capital Resources

        During the first quarter of fiscal 1996, the Company generated positive cash flow from operating activities in the amount of $2.6 million. The positive cash flow is the result of the favorable earnings during the first quarter of fiscal 1996. Capital expenditures year-to-date for fiscal 1996 amounted to $1.4 million, which is consistent with the Company's projected spending plan for 1996.

        At March 31, 1996, the Company's wholly-owned German subsidiary (Raybestos Industrie-Produkte GmbH) had available unused lines of credit amounting to DM1,623 ($1,099) which all expire on demand.

        In March 1995, Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, entered into a loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. The amount outstanding under this loan at March 31, 1996 was $1,930.

        Management believes that the Company will generate sufficient cash flow from operations during the balance of 1996 to meet all of the Company's obligations arising in the ordinary course of operations.

                    PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

       The formation of Raytech and the implementation of the restructuring plan more fully described in Item 1 of Form 10-K filed for the fiscal year 1995 was for the purpose of providing a means to acquire and operate businesses in a corporate structure that would not be subject to any asbestos-related or other liabilities of Raymark.

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

       Since the bankruptcy filing, several entities have asserted claims in Bankruptcy Court alleging environmental liabilities of Raymark based upon similar theories of successor liability against Raytech as alleged by asbestos claimants. These claims are not covered by the class action referenced below and will be resolved in the bankruptcy case. The environmental claims include a claim of the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's
  Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating, treatment and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U.S. Environmental Protection Agency for civil penalties charged Raymark in the amount of $12 million arising out of alleged Resource Conservation and Recovery Act violations at Raymark's Stratford, Connecticut, manufacturing facility.

       It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark. Determination of Raytech's liability for such future possible claims, if any, would be subject to Bankruptcy Court deliberations and proceedings. In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. RPC is currently making an assessment of the advisory and is yet without knowledge concerning the extent of the contamination or its involvement.

       In April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion at a hearing set by the Bankruptcy Court for May 21, 1996.

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

       In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed
  March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include a final judgment in the litigation to determine whether Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech believes the Debtor's Plan to be confirmable. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors'
  Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech.
  All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August
  1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech and its creditors will now return to Bankruptcy Court procedures. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

       In June 1989 Raytech filed a class action in the Bankruptcy Court captioned Raytech v. Earl White, et al. against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U.S. District Court, and since the authority of the Bankruptcy Court is referred from the U.S. District Court, upon its motion and argument the U.S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Schmoll case recited above under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U.S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the U.S. District Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U.S. District Court granted the motion to certify and the successor liability dismissal was accordingly appealed. In May 1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling leaves the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

       Costs incurred by the Company for asbestos related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and
  80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992 the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994 and 1995 were applied as a reduction of the note obligations pursuant to the agreements. Cost incurred since are being accumulated as indemnified costs for further reductions of the note obligations referenced above.

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

       In February 1994, a jury in a case in the U.S. District Court for the Southern District of Indiana captioned Raybestos Products Company vs. Gilbert W. Younger, et al. returned a verdict in favor of Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, for $2.9 million plus costs and against Gilbert W. Younger and Transgo, a corporation. RPC had sued the defendants in 1990 for defamation of products and injurious falsehoods concerning RPC's manufactured products. In April 1994, the Court granted RPC its costs, attorneys' fees and interest in addition to the damages awarded by the jury. The defendants filed for bankruptcy under Chapter 11 in 1992 and the defendant's plan of reorganization was confirmed in September 1994 by a California Bankruptcy Court.
  Under the plan of reorganization and ordered by the Court, the total amount of the awarded damages had been placed in a secured escrow account pending appeals. In April 1995, the Seventh Circuit Court of Appeals affirmed the verdict except for the award of prejudgment interest. In June 1995, RPC received the awarded damages, including post-judgment interest, in the amount of $4.6 million, bringing the case to a final conclusion.

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

  ITEM 6(a).  EXHIBITS

       (11)   Statement re. Computation of Per Share Earnings


  ITEM 6(b).  REPORTS ON 8-K

              In Form 8-K dated January 31, 1996, Raytech
              Composites, Inc., a subsidiary of the Registrant, acquired a minority share of 47% of the stock of Advanced Friction Materials Company located in Sterling Heights Michigan, from Oscar E. Stefanutti and related family trusts. Consideration for the stock transaction was $9,400,000 taken from cash reserves based upon a principle of current value related to synergies of the business, coupled with projected earnings. Raybestos Products Company, the operating subsidiary of Raytech Composites, Inc., simultaneously entered into a technology exchange agreement with Advanced Friction Materials Company and agreed to purchase certain operating assets and real property both on the closing and on the first anniversary date at a combined purchase price of $10,600,000 cash to be adjusted in part by an evaluation of certain current assets. Advanced Friction Materials Company, the majority ownership of which remains in Oscar E. Stefanutti and related family trusts, is engaged and will continue in the development, engineering and sales of automobile transmission component parts, including friction plates, bands and friction materials for torque converters, to original equipment manufacturers. On April 12, 1996, Amendment No. 1 was filed on Form 8-K/A, providing the financial statements for the acquired business and the pro forma financial information required to be filed.

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

  Date:  May 14, 1996