Form 10-Q
period 1996-06-30
RAYTECH CORP
filed 1996-08-12
CIK 797917

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


 For the Quarter ended                June 30, 1996


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


                   Yes   X              No

 As of June 30, 1996, 3,232,080 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                        RAYTECH CORPORATION

                               INDEX


                                                            Page
                                                           Number

 PART I. FINANCIAL INFORMATION:

 Item 1.   Condensed Consolidated Balance Sheets as
           at June 30, 1996 and December 31, 1995              3

           Condensed Consolidated Statements of
           Operations for the twenty-six weeks ended
           June 30, 1996 and July 2, 1995                      4

           Condensed Consolidated Statements of Cash
           Flows for the twenty-six weeks ended
           June 30, 1996 and July 2, 1995                      5

           Notes to Condensed Consolidated
           Financial Statements                                6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      14


  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                  17

  Item 6.  Exhibits and Reports on Form 8-K                   24

           Signature                                          25

           Exhibit 11 - Earnings Per Share Computation        26

RAYTECH CORPORATION



CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
                                                                  June 30,    Dec. 31,
As at                                                               1996       1995

ASSETS
Current assets
  Cash and cash equivalents                                      $  7,796    $ 19,597
  Trade accounts receivable, less allowance of $800
    for 1996 and $677 for 1995                                     25,274      17,553
  Inventories                                                      25,979      23,573
  Other current assets                                              6,022       5,390
      Total current assets                                         65,071      66,113

Property, plant and equipment                                     124,674     114,437
  Less accumulated depreciation                                    75,266      72,235
      Net property, plant and equipment                            49,408      42,202
Investment in affiliates                                           10,125         -
Other assets                                                        7,369       6,121
Total assets                                                     $131,973    $114,436

LIABILITIES
Current liabilities
  Notes payable                                                  $  6,880    $  8,187
  Current portion of long-term debt (including $26,800 and
    $22,696 due to Raymark in 1996 and 1995, respectively)         26,946      22,839
  Accounts payable                                                 18,173       9,388
  Accrued liabilities                                              21,550      20,376
      Total current liabilities                                    73,549      60,790

Long-term debt due to Raymark                                      15,088      18,476
Long-term debt                                                        268         242
Postretirement benefits other than pensions                         8,779       8,253
Other long-term liabilities                                         8,450       7,995
Total liabilities                                                 106,134      95,756

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,364,139 and 5,362,139
    issued and outstanding in fiscal 1996 and 1995, respectively    5,364       5,362
Additional paid in capital                                         70,194      70,192
Accumulated deficit                                               (46,762)    (54,913)
Cumulative translation adjustment                                   1,604       2,600
                                                                   30,400      23,241
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   25,839      18,680
Total liabilities and shareholders' equity                       $131,973    $114,436

The accompanying notes are an integral part of these statements.

                         RAYTECH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (000's omitted, except share data)









                                       For the 13 Weeks Ended    For the 26 Weeks Ended
                                       June 30,       July 2,    June 30,      July 2,
                                         1996           1995       1996          1995

Net Sales                              $ 60,142      $ 45,705    $112,179     $ 95,618
Cost of sales                           (45,352)      (34,529)    (83,590)     (70,053)

       Gross profit                      14,790        11,176      28,589       25,565

Selling and administrative expenses      (7,045)       (4,723)    (13,682)     (11,682)

       Operating profit                   7,745         6,453      14,907       13,883

Interest expense                           (591)         (233)       (950)        (331)
Interest expense - Raymark                 (413)         (509)       (826)      (1,018)
Other income (expense), net                 581         4,040         789        4,334

Income before provision for income
  taxes and minority interest             7,322         9,751      13,920       16,868
Provision for income tax                 (2,442)       (3,544)     (5,059)      (6,084)
Minority interest                          (288)         (562)       (578)        (562)

Net income                             $  4,592      $  5,645    $  8,283     $ 10,222

Net income per share                   $   1.31      $   1.67    $   2.40     $   3.00

Average shares outstanding            3,493,306     3,383,918   3,449,201    3,411,827

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)




                                                       June 30,      July 2,
For the 26 Weeks Ended                                   1996         1995

    Net cash provided by operating activities         $  6,063     $  8,137

Cash flow from investing activities:
  Capital expenditures                                  (3,720)      (4,936)
  Proceeds on sale of property, plant and equipment         96        1,962
  Equity Investment in AFM                              (9,400)         -
  Acquisition of machinery and equipment from AFM       (3,500)         -

    Net cash used in investing activities              (16,524)      (2,974)

Cash flow from financing activities:

  Proceeds from short-term borrowings                    1,198          -
  Payments on short-term borrowings                     (2,299)        (823)
  Principal payments on long-term debt                     (80)        (613)
  Proceeds from sale of stock                              -             25
  Payments on borrowings from Raymark                      -         (3,432)
  Proceeds of borrowings from Raymark                      -          5,652
  Other                                                   (128)        (131)


    Net cash used in financing activities               (1,309)         678

Effect of exchange rate changes on cash                    (31)          86

Net change in cash and cash equivalents                (11,801)       5,927

Cash and cash equivalents at beginning of period        19,597        4,778

Cash and cash equivalents at end of period            $  7,796     $ 10,705


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

        In an asbestos-related personal injury case decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-
related liability. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extends beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

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

        It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark. Determination of Raytech's liability for such future possible claims, if any, would be subject to Bankruptcy Court deliberations and proceedings. In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP").
  RPC is currently making an assessment of the special notice and is yet without knowledge concerning the extent of the contamination or its involvement; however, RPC is continuing to confer with IDEM regarding this matter.

        In April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion when heard; however, it is expected that a hearing set by the Bankruptcy Court in August 1996 will be continued without a further hearing date set.

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

        In May 1994, Raytech filed a Plan of Reorganization
  ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan included a final judgment in the litigation to determine whether Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provided that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. In July 1996, Raytech filed its first amended Plan of Reorganization ("Debtor's Amended Plan") to consider the Third Circuit Court of Appeals decision referenced above and other developing factors. The Debtor's Amended Plan calls for successor claimants to be paid from a created creditors trust which is to assume the liabilities and be funded by 51% of the stock of Raytech, tax advantaged contributions, proceeds from Raymark due Raytech under indemnification agreements and proceeds from unjust enrichment litigation. Treatment of environmental government claimants is to be covered through a separate negotiated consent order. The Debtor's Amended Plan relies upon a theory of limited successor liability yet to be litigated. Raytech's management believes the Debtor's Plan to be confirmable.

        In September 1994, the Creditors' Committee filed its own
  Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. The creditors' committee also filed an amended Plan of Reorganization (Creditors' Amended Plan") in July 1996, which essentially did not alter the terms of the Creditors' Plan previously filed. The Future Claimants Representative joined in the Creditors' Amended Plan. Raytech believes the Creditors' Amended Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. In July 1996, the Equity Security Holders Committee filed its separate Plan of Reorganization ("Equity Plan") which calls for a successor trust to be established and funded by 65% of the stock of Raytech. Treatment of successor and environment claimants is similar to the Debtor's Amended Plan. The debtor intends to resist the Equity Plan.

        Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech, its creditors and the equity committee will now return to Bankruptcy Court procedures. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

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


  NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of June 30, 1996 and December 31, 1995, the results of operations for the twenty-six weeks ended June 30, 1996 and statements of cash flows for the twenty-six weeks ended June 30, 1996. Except for the matters disclosed herein, all adjustments are of a normal recurring nature. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended December 31, 1995.

          The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

NOTE C - INVENTORIES

          Inventories consist of the following:

                              June 30, 1996     December 31, 1995

          Raw material           $ 8,533            $ 6,901
          Work in process          7,534              6,143
          Finished goods           9,912             10,529

                                  $25,979            $23,573

  NOTE D - RELATED PARTIES

          During the first half of 1996, the Company purchased yarn from Universal Friction Composites, a related party, in the amount of $1,602 and at June 30, 1996, the related payable amounted to $294.

          Effective May 2, 1996, Allomatic Products Company ("APC"), a majority-owned subsidiary, declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record in March 1996. As of June 30, 1996, 41,904 shares, or 40% of the outstanding shares, were held by Universal Friction Composites, Inc., a corporation directed by Bradley C. Smith, as President, a son of Craig R. Smith. Accordingly, the beneficial interest of Craig R. Smith is 40%.

          Earnings attributable to minority shareholders of Allomatic Products Company have been presented net of income tax as minority interest in the Condensed Consolidated Statement of Operations.

          In March 1996, 49% of the common stock of Raymark
  Corporation was purchased by Craig R. Smith from his son Bradley C. Smith for $7 in an agreement containing an option to purchase the balance of the common stock at a later date.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Summary

        Net income for the thirteen-week period ended June 30, 1996 amounted to $4,592 or $1.31 per share as compared with $5,645 or $1.67 per share for the corresponding period in 1995. For the twenty-six-week period net income amounted to $8,283 or $2.40 per share compared with net income of $10,222 or $3.00 per share for the same period in 1995. Included in 1996 is the contribution from the acquired Sterling Heights operations of Advanced Friction Materials ("AFM"), which amounted to approximately $.4 million after tax. Further, included in 1995 net income is a one-time after-tax gain of approximately $2.7 million which resulted from a favorable judgment in regard to a product disparagement lawsuit.

        Excluding the two items mentioned above, net income was up slightly over last year. The impact of favorable domestic volume was partially offset by a slowdown in the European economy which resulted in a reduction in sales; contractual price reductions to certain customers; an increase in salary and wages and other employee benefits and general inflationary cost increases.

        During the first quarter of 1996, the Company acquired certain assets from Advanced Friction Materials Company ("AFM") and also acquired a 47% equity interest in AFM.

  Net Sales

        Net sales for the twenty-six-week period ended June 30, 1996 increased 17.3% to $112,179 as compared with $95,618 for the same period one year ago. Net sales for the thirteen-week period ended June 30, 1996 increased 31.6% to $60,142 as compared with $45,705 for the same period one year ago. The overall improvement is primarily due to additional sales of approximately $10,500 related to the Sterling Heights operations and additional volume within the domestic product market segments. Excluding Sterling Heights, domestic sales increased by $9,400 compared to last year. However, European sales decreased by $1,700 primarily due to a continued decline in the European economy.

  Gross Margin

        Gross profit margin as a percentage of sales for the thirteen-week period ended June 30, 1996 is 24.6%, as compared to 24.5% for the same period one year ago. For the twenty-six-week period ended June 30, 1996 gross profit margin as a percentage of sales is 25.5%, as compared to 26.7% for the same period one year ago. The overall decrease is primarily due to an increase in domestic manufacturing labor and material costs, contractual price reductions to certain customers and a lower gross margin on AFM sales.

  Selling, General and Administrative Expense

        Selling, general and administrative expenses increased
  49% and 17% to $7,045 and $13,682 in the thirteen and twenty-six-week periods, respectively, for 1996. Expenses are up due to the impact of increased sales volume on related expenses, an increase in salary and wages and other employee benefits and the impact of the acquired Sterling Heights operation of AFM.

  Interest Expense

        Interest expense increased primarily as a result of obligations accrued at present value for certain components of the AFM acquisition and the use of the Company's revolving line of credit.

  Liquidity and Capital Resources

        During the first half of fiscal 1996, the Company generated positive cash flow from operating activities in the amount of $6.1 million. The positive cash flow is the result of the favorable earnings during the first half of fiscal 1996. Capital expenditures year-to-date for fiscal 1996 amounted to $3.7 million, which is consistent with the Company's projected spending plan for 1996.

        On January 31, 1996, Raytech Composites, Inc.
  ("Composites"), a subsidiary of Raytech acquired a 47% minority share of the common stock of Advanced Friction Materials Company ("AFM") for $9.4 million.

        On January 31, 1996, Raybestos Products Company ("RPC"), a subsidiary of Composites, acquired the machinery and equipment and certain other operating assets of AFM for $3.5 million.

        At June 30, 1996, the Company's wholly-owned German subsidiary (Raybestos Industrie-Produkte GmbH) had available unused lines of credit amounting to DM3,004 ($1,971) which all expire on demand.

        In March 1995, Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, entered into a loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. The amount outstanding under this loan at June 30, 1996 was $4,973.

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

        Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos -related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. However, subsequent to the involuntary bankruptcy proceedings against Raymark, a restrictive funding order was issued by an Illinois Circuit Court which required one of Raymark's insurance carriers to pay claims but not defense costs and another insurance carrier has been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech under its indemnification agreement. Raymark's cost of defense and disposition of cases up to the automatic stay of litigation under the involuntary bankruptcy proceedings has been approximately $333 million of Raymark's total insurance coverage of approximately $395 million. Of the $62 million remaining, $32 million is covered by the insolvent carrier and the remaining is either blocked due to lower levels not being exhausted or does not provide for defense of the claims.

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

        It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark. Determination of Raytech's liability for such future possible claims, if any, would be subject to Bankruptcy Court deliberations and proceedings. In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC is currently making an assessment of the special notice and is yet without knowledge concerning the extent of the contamination or its involvement; however, RPC is continuing to confer with IDEM regarding this matter.

        In April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion when heard; however, it is expected that a hearing set by the Bankruptcy Court in August 1996 will be continued without a further hearing date set.

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

        In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan included a final judgment in the litigation to determine whether Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provided that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. In July 1996, Raytech filed its first amended Plan of Reorganization ("Debtor's Amended Plan") to consider the Third Circuit Court of Appeals decision referenced above and other developing factors. The Debtor's Amended Plan calls for successor claimants to be paid from a created creditors trust which is to assume the liabilities and be funded by 51% of the stock of Raytech, tax advantaged contributions, proceeds from Raymark due Raytech under indemnification agreements and proceeds from unjust enrichment litigation. Treatment of environmental government claimants are to be covered through a separate negotiated consent order. The Debtor's Amended Plan relies upon a theory of limited successor liability yet to be litigated. Raytech believes the Debtor's Plan to be confirmable.

        In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. The Creditors' Committee also filed an Amended
  Plan of Reorganization ("Creditors' Amended Plan") in July 1996, which essentially did not alter the terms of the Creditors' Plan previously filed. The Future Claimants Representative joined in the Creditors' Amended Plan. Raytech believes the Creditors' Amended Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. In July 1996, the Equity Security Holders
  Committee filed its separate Plan of Reorganization ("Equity Plan") which calls for a successor trust to be established and funded by 65% of the stock of Raytech. Treatment of successor and environment claimants is similar to the Debtor's Amended Plan. The Debtor intends to resist the Equity Plan.

        Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech, its creditors and the equity committee will now return to Bankruptcy Court procedures. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

        The Annual Shareholders' Meeting of Raytech was held
  July 19, 1996. The matters submitted to stockholder vote and the vote count on each matter are as follows:

       1. Proposal to reelect two Class I Directors for full three-year terms and until their respective successors are elected:

           For Donald P. Miller               Withheld
                2,876,502                       34,054


           For Robert B. Sims                 Withheld
                2,876,710                       33,846


       2.  Proposal to amend the 1990 Non-Qualified Stock Option
           Plan to authorize 500,000 additional shares of common stock for grant.

                For            Against               Abstain
             1,198,249         740,985                25,743
                               945,579 (non-votes)
                                25,743 (abstain)
                             1,712,307

       3. Proposal to ratify the appointment of Coopers & Lybrand as auditors for 1996.

                For            Against               Abstain
             2,878,361          27,412                 4,783

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

        Pursuant to the vote of shareholders, proposals 1 and 3 above were adopted and effective on July 19, 1996. Proposal 2 was defeated.

        Directors whose terms of office as Directors continued after the Annual Shareholders' Meeting include:

                         Robert L. Bennett
                         Robert M. Gordon
                         Dennis G. Heiner
                         Craig R. Smith





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

  Date:  August 9, 1996