Form 10-Q
period 1996-09-29
RAYTECH CORP
filed 1996-11-08
CIK 797917

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


 For the Quarter ended                September 29, 1996


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


                   Yes   X              No

 As of September 29, 1996, 3,232,080 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.


                              Page 1 of 25

                        RAYTECH CORPORATION

                               INDEX


                                                            Page
                                                           Number

 PART I. FINANCIAL INFORMATION:

 Item 1.   Condensed Consolidated Balance Sheets as
           at September 29, 1996 and December 31, 1995         3

           Condensed Consolidated Statements of
           Operations for the thirty-nine weeks ended
           September 29, 1996 and October 1, 1995              4

           Condensed Consolidated Statements of Cash
           Flows for the thirty-nine weeks ended
           September 29, 1996 and October 1, 1995              5

           Notes to Condensed Consolidated
           Financial Statements                                6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      14


  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                  17

  Item 6.  Exhibits and Reports on Form 8-K                   23

           Signature                                          24

           Exhibit 11 - Earnings Per Share Computation        25

RAYTECH CORPORATION



CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
                                                                  Sept. 29,   Dec. 31,
As at                                                               1996       1995

ASSETS
Current assets
  Cash and cash equivalents                                      $ 12,240    $ 19,597
  Trade accounts receivable, less allowance of $701
    for 1996 and $677 for 1995                                     26,290      17,553
  Inventories                                                      25,519      23,573
  Other current assets                                              6,554       5,390
      Total current assets                                         70,603      66,113

Property, plant and equipment                                     120,651     114,437
  Less accumulated depreciation                                    77,207      72,235
      Net property, plant and equipment                            43,444      42,202
Investment in affiliates                                           10,067         -
Other assets                                                        7,387       6,121
Total assets                                                     $131,501    $114,436

LIABILITIES
Current liabilities
  Notes payable                                                  $  8,815    $  8,187
  Current portion of long-term debt (including $28,920 and
    $22,696 due to Raymark in 1996 and 1995, respectively)         29,067      22,839
  Accounts payable                                                 12,221       9,388
  Accrued liabilities                                              20,716      20,376
      Total current liabilities                                    70,819      60,790

Long-term debt due to Raymark                                      13,356      18,476
Long-term debt                                                        279         242
Postretirement benefits other than pensions                         8,864       8,253
Other long-term liabilities                                         7,600       7,995
Total liabilities                                                 100,918      95,756

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,364,139 and 5,362,139
    issued and outstanding in fiscal 1996 and 1995, respectively    5,364       5,362
Additional paid in capital                                         70,194      70,192
Accumulated deficit                                               (42,008)    (54,913)
Cumulative translation adjustment                                   1,594       2,600
                                                                   35,144      23,241
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   30,583      18,680
Total liabilities and shareholders' equity                       $131,501    $114,436

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (000's omitted, except share data)



                                       For the 13 Weeks Ended    For the 39 Weeks Ended
                                       Sept. 29,      Oct. 1,    Sept. 29,      Oct. 1,
                                         1996           1995       1996          1995

Net Sales                              $ 53,660      $ 41,685   $ 165,839     $137,303
Cost of sales                           (40,861)       31,177    (124,451)     101,230

       Gross profit                      12,799        10,508      41,388       36,073

Selling and administrative expenses      (7,273)       (7,581)    (20,955)     (19,263)

       Operating profit                   5,526         2,927      20,433       16,810

Interest expense                             (3)         (119)       (953)        (450)
Interest expense - Raymark                 (412)         (508)     (1,238)      (1,526)
Other income (expense), net                  85           884         874        5,218

Income before provision for income
  taxes and minority interest             5,196         3,184      19,116       20,052
Provision for income tax                   (217)       (1,514)     (5,276)      (7,598)
Minority interest                          (225)          (84)       (803)        (646)

Net income                             $  4,754      $  1,586    $ 13,037     $ 11,808

Net income per share                   $   1.38      $    .47    $   3.78     $   3.46

Average shares outstanding            3,454,092     3,389,401   3,450,410    3,414,572

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)



                                                       Sept. 29,     Oct. 1,
For the 39 Weeks Ended                                   1996         1995

    Net cash provided by operating activities         $ 10,265     $ 12,020

Cash flow from investing activities:
  Capital expenditures                                  (5,403)      (7,730)
  Proceeds on sale of property, plant and equipment        119        2,186
  Equity Investment in AFM                              (9,400)         -
  Acquisition of machinery and equipment from AFM       (3,500)         -

    Net cash used in investing activities              (18,184)      (5,544)

Cash flow from financing activities:

  Proceeds from short-term borrowings                    3,218          -
  Net borrowings (payments) under revolving
    line of credit                                      (2,385)       4,660
  Principal payments on long-term debt                    (117)        (635)
  Proceeds from sale of stock                              -             25
  Payments on borrowings from Raymark                      -         (3,060)
  Proceeds of borrowings from Raymark                      -          5,838
  Other                                                   (128)        (131)


    Net cash used in financing activities                  588        6,697

Effect of exchange rate changes on cash                    (26)          50

Net change in cash and cash equivalents                 (7,357)      13,223

Cash and cash equivalents at beginning of period        19,597        4,778

Cash and cash equivalents at end of period            $ 12,240     $ 18,001


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

        Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. The dollar value of these lawsuits cannot be estimated. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. In February 1989, an involuntary petition in bankruptcy was filed against Raymark and remained pending until August 1996 when the involuntary petition was dismissed following a trial. Subsequent to the bankruptcy proceedings against Raymark, a restrictive funding order was issued by an Illinois Circuit Court, which required one of Raymark's insurance carriers to pay claims but not defense costs, and another insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above, as provided in the indemnity section of the acquisition agreement. Raymark's cost of defense and disposition of cases up to the automatic stay of litigation under the involuntary bankruptcy proceedings has been approximately $333 million of Raymark's total insurance coverage of approximately $395 million. As a result of the dismissal of the involuntary petition, Raymark has available approximately $27 million in cash received from a state guarantee association to make up the proceeds of the policies of the insolvent carrier and approximately $32 million in remaining insurance intended to be used to defend itself against pending and new lawsuits filed against it.

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

        As the result of the inability of Raymark to fund Raytech's costs of defense in 1989 recited above, and in order to obtain a ruling binding across all jurisdictions as to whether Raytech is liable as a successor for asbestos-related and other claims, including claims yet to be filed relating to the operations of Raymark or its predecessors, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, pursuant to an order of the Bankruptcy Court, an official committee of equity security holders was appointed for a limited time relating to a determination of equity security holders' interest in the estate. In September, Raytech filed a motion to dismiss its bankruptcy petition for the reason that Raymark appears to again be capable of providing indemnity to claims pending and that may be filed against Raytech. The said motion to dismiss has been continued by the Court without a further hearing date set.

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

        It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark. Determination of Raytech's liability for such future possible claims, if any, would be subject to Bankruptcy Court deliberations and proceedings. In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP").
  RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. If it is learned that the Company was involved in the contamination, it will seek indemnification for the cleanup costs from Raymark due to its prior ownership. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

        In April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion when heard; however, the motion has been continued without a hearing date set.

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


  NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of September 29, 1996 and December 31, 1995, the results of operations for the thirty-nine weeks ended September 29, 1996 and statements of cash flows for the thirty-nine weeks ended September 29, 1996. Except for the matters disclosed herein, all adjustments are of a normal recurring nature. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended December 31, 1995.

          The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


  NOTE C - INVENTORIES

          Inventories consist of the following:

                              Sept. 29, 1996    December 31, 1995

          Raw material           $ 8,381            $ 6,901
          Work in process          7,653              6,143
          Finished goods           9,485             10,529

                                 $25,519            $23,573

  NOTE D - RELATED PARTIES

          During the first three quarters of 1996, the Company purchased yarn from Universal Friction Composites, a related party, in the amount of $2,377 and at September 29, 1996, the related payable amounted to $273.

          Effective May 2, 1996, Allomatic Products Company ("APC"), a majority-owned subsidiary, declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record in March 1996. As of September 29, 1996, 41,904 shares, or 40% of the outstanding shares, were held by Universal Friction Composites, Inc., a corporation directed by Bradley C. Smith, as President, a son of Craig R. Smith. Accordingly, the beneficial interest of Craig R. Smith is 40%.

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

 In September 1996, Craig R. Smith entered into a consulting agreement with Raymark for services regarding asbestos litigation. Proceeds are to be paid to Raytech pursuant to the terms of the agreement.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Summary

        Net income for the thirteen-week period ended
  September 29, 1996 amounted to $4,754 or $1.38 per share as compared with $1,586 or $.47 per share for the corresponding period in 1995. For the thirty-nine-week period, net income amounted to $13,037 or $3.78 per share compared with net income of $11,808 or $3.46 per share for the same period in 1995. Included in 1996 is the contribution from the acquired Sterling Heights operations of Advanced Friction Materials Company ("AFM"), which amounted to approximately $.5 million after tax. Further, included in 1995 net income is a one-time after-tax gain of approximately $2.7 million which resulted from a favorable judgment in regard to a product disparagement lawsuit.

        Excluding the two items mentioned above, net income year-to-date was up 37.6% over last year. However, the increase, primarily due to domestic volume increases, was partially offset by a slowdown in the European economy which resulted in a reduction in sales; contractual price reductions to certain customers; an increase in salary and wages and other employee benefits and general inflationary cost increases.

        During the first quarter of 1996, the Company acquired certain assets from Advanced Friction Materials Company and also acquired a 47% equity interest in AFM.

  Net Sales

        Net sales for the thirty-nine-week period ended
  September 29, 1996 increased 20.8% to $165,839 as compared with $137,303 for the same period one year ago. Net sales for the thirteen-week period ended September 29, 1996 increased 28.7% to $53,660 as compared with $41,685 for the same period one year ago. The overall improvement for the thirty-nine-week period is primarily due to additional sales of approximately $17,400 related to the Sterling Heights operations and additional volume within the domestic product market segments. Excluding Sterling Heights, domestic sales increased by $14,100 compared to last year.
  However, European sales decreased by $3,000 primarily due to a continued decline in the European economy.

  Gross Margin

        Gross profit margin as a percentage of sales for the thirteen-week period ended September 29, 1996 is 23.9%, as compared to 25.2% for the same period one year ago. For the thirty-nine-week period ended September 29, 1996 gross profit margin as a percentage of sales is 25.0%, as compared to 26.3% for the same period one year ago. The overall decrease is primarily due to an increase in domestic manufacturing labor and material costs, contractual price reductions to certain customers and a lower gross margin on AFM sales.

  Selling, General and Administrative Expense

        Selling, general and administrative expenses decreased slightly for the third quarter to $7,273 as compared to $7,581 one year earlier. However, for the thirty-nine-week period expenses increased 8.8% to $20,955 as compared to $19,263 one year earlier. Expenses are up due to the impact of increased sales volume on related expenses, an increase in salary and wages and other employee benefits and the impact of the acquired Sterling Heights operation of AFM.

  Interest Expense

        Interest expense increased primarily as a result of obli-gations accrued at present value for certain components of the AFM acquisition and the use of the Company's revolving line of credit.

  Income Taxes

        The effective tax rate decreased from 47.6% for the thirteen weeks ended October 1, 1995 to 4.2% primarily due to an adjustment of prior years' accruals for tax items which were favorably resolved.

  Liquidity and Capital Resources

        During the first three quarters of fiscal 1996, the Company generated positive cash flow from operating activities in the amount of $10.3 million. The positive cash flow is the result of the favorable earnings during the first half of fiscal 1996. Capital expenditures year-to-date for fiscal 1996 amounted to $5.4 million, which is consistent with the Company's projected spending plan for 1996.

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

        At September 29, 1996, the Company's wholly-owned German subsidiary (Raybestos Industrie-Produkte GmbH) had available unused lines of credit amounting to DM3,132 ($2,054) which all expire on demand.

      In March 1995, Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, entered into a loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. The amount outstanding under this loan at September 29, 1996 was $6,993.

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

        Prior to the formation of Raytech, Raymark was first sued in an asbestos-related claim in 1971 and has since been named as a defendant in more than 88,000 lawsuits in which substantial damages have been sought for injury or death from exposure to airborne asbestos fibers. More than 35,000 of such lawsuits were disposed of by settlements, dismissals, summary judgments and trial verdicts at a cost in excess of $333 million principally covered by Raymark's insurance. Subsequent to the sale of Raymark in 1988, lawsuits continued to be filed against Raymark at the rate of approximately 1,000 per month until an involuntary petition in bankruptcy was filed against Raymark in February 1989 which stayed all its litigation. In August 1996, the involuntary petition in bankruptcy against Raymark was dismissed following a trial.

        Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. However, subsequent to the involuntary bankruptcy proceedings against Raymark, a restrictive funding order was issued by an Illinois Circuit Court which required one of Raymark's insurance carriers to pay claims but not defense costs and another insurance carrier has been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech under its indemnification agreement. Raymark's cost of defense and disposition of cases up to the automatic stay of litigation under the involuntary bankruptcy proceedings has been approximately $333 million of Raymark's total insurance coverage of approximately $395 million. As a result of the dismissal of the involuntary petition, Raymark has available approximately $27 million in cash received from a state guarantee association to make up the proceeds of the policies of the insolvent carrier and approximately $32 million in remaining insurance intended to be used to defend itself against pending and new lawsuits filed against it.

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

        As the result of the inability of Raymark to fund Raytech's cost of defense in 1989 recited above, and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, on March 10, 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filing operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, pursuant to an order of the Bankruptcy Court, an official committee of equity security holders was appointed for a limited time relating to a determination of equity security holders' interest in the estate. In September, Raytech filed a motion to dismiss its bankruptcy petition for the reason that Raymark appears to again be capable of providing indemnity to claims pending and that may be filed against Raytech. The said motion to dismiss has been continued by the Court without a further hearing date set.

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

        It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark. Determination of Raytech's liability for such future possible claims, if any, would be subject to Bankruptcy Court deliberations and proceedings. In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. If it is learned that the Company was involved in the contamination, it will seek indemnification for the cleanup costs from Raymark due to its prior ownership. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

        In April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion when heard; however, the motion has been continued without a further hearing date set.

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

  Date:  November 8, 1996