Form 10-K
period 1996-12-29
RAYTECH CORP
filed 1997-03-25
CIK 797917

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                   Commission File Number
    December 29, 1996                                 1-9298

                         RAYTECH CORPORATION
        (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                  06-1182033
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)

Suite 512, One Corporate Drive
Shelton, Connecticut                                   06484
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

                    Yes   X       No

As of March 17, 1997, 3,255,632 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of these shares on the New York Stock Exchange) on such date held by non-affiliates was approximately $17.5 million.

                  Documents Incorporated by Reference

Portions of Registrant's definitive proxy statement pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                     INDEX TO RAYTECH CORPORATION
                            1996 FORM 10-K

                                PART I.

                                                                 Page
Item 1.  Business

         (a)  General Development of Business ..................   4

         (b)  Financial Information About Industry Segments ....   7

         (c)  Narrative Description of Business ................   7

              Introduction .....................................   7

              Sales Methods ....................................   9

              Raw Material Availability ........................   9

              Patents and Trademarks ...........................  10

              Competition, Significant Customers and Backlog ...  10

              Employees ........................................  11

              Capital Expenditures .............................  11

              Research and Development .........................  11

              Environmental Matters ............................  11

         (d)  Financial Information About Foreign Operations ...  12

Item 2.  Properties ............................................  12

Item 3.  Legal Proceedings .....................................  13

Item 4.  Submission of Matters to a Vote of Security Holders ...  20

                               PART II.

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters .........................  21

Item 6.  Selected Financial Data ...............................  22

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .................  23

Item 8.  Financial Statements and Supplementary Data ...........  33

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures ..................  82

                               PART III.
                                                                 Page

Item 10.  Directors and Officers of Registrant ................   82

Item 11.  Executive Compensation ..............................   82

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management .............................   82

Item 13.  Certain Relationships and Related Transactions ......   82

                               PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K ...............................   82

          (a)(1)  List of Financial Statements ................   82

          (a)(2)  List of Financial Statement Schedules .......   83

          (a)(3)  Exhibits ....................................   83

          (b)     Reports on Form 8-K .........................   83

          (c)     Index of Exhibits............................   83

          (d)     Index to Consolidated Financial Statements
                  and Financial Statement Schedules
                  (reference) .................................   86

Index to Consolidated Financial Statements and
  Financial Statement Schedules................................   87

Signatures ....................................................   92

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

         Following the merger, Raytech sought to finance the acquisition of attractive businesses in industries that utilized management's operating expertise. In accordance with the stated purpose and goals of the restructuring, Raytech through its subsidiaries, and during 1987 purchased the non-asbestos businesses of Raymark as follows:

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

             As part of the continuing restructuring of Raytech and in order to attempt to alleviate itself of the substantial asbestos-related liabilities and litigation surrounding Raymark, management, believing it to be in the best interest of Raytech, recommended to the Board of Directors the sale of Raymark stock. The sale was approved by the Raytech Board of Directors subject to shareholder approval. In May 1988 following shareholder approval, Raytech sold all of the Raymark stock to Asbestos Litigation Management, Inc. ("ALM"), thereby divesting itself of Raymark. Consideration received for the Raymark stock consisted of $50 cash paid at the closing and a 7-l/2% $950 promissory note to be paid in six equal annual installments beginning one year after the closing with interest payable annually. ALM was a wholly-owned subsidiary of Litigation Control Corporation ("LCC"). At the time of the said sale and purchase, LCC was 60% beneficially owned by Craig R. Smith, President and Chief Executive Officer of Raytech (15% through his son, Bradley C. Smith). The basis for determining the purchase price of the stock was negotiations between the parties but was affected by Raymark's substantial asbestos-related liabilities.

             Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with an indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987. In February 1989, an involuntary petition for bankruptcy was filed against Raymark, and subsequently, a restrictive funding order was issued by an Illinois Circuit Court which required one of Raymark's insurance carriers to pay claims but not defense costs and another insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech under its indemnification agreement. (For a discussion regarding Raymark's insurance, refer to Item 3. Legal Proceedings, third paragraph herein.) With the loss of indemnification from Raymark, the defense of such lawsuits shifted directly to Raytech as it had no insurance providing coverage for asbestos-related liabilities. As a result of the above factors and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, in March 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. The bankruptcy proceedings have imposed little or no limitation to the manufacturing and selling of products and other day-to-day operations of the businesses.

             In an asbestos-related personal injury case decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992, the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extends beyond the Oregon District due to a 1995 Third Circuit Court of Appeals decision in a related case wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities and a petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. (For a further discussion regarding this liability and bankruptcy proceedings, refer to Item 3. Legal Proceedings herein.)

             In January 1996, Raytech Composites, Inc.
("Composites"), a subsidiary of Raytech, and Raybestos Products Company ("RPC"), a subsidiary of Composites, entered into a series of related transactions with Advanced Friction Materials Company ("AFM") and related entities and persons wherein Composites acquired a 47% minority share of the common stock of AFM, and RPC acquired certain assets from AFM, including machinery, equipment, inventories and other operating assets, and committed to acquire the land and building utilized in AFM's manufacturing operations and the common stock of AFM Management Company which leased employees to AFM. In addition, the parties entered into various other related agreements, including supply and technology agreements. Under the agreements AFM will bear the responsibility for sales and marketing of products to automotive manufacturers.

             Barring an unforeseen downturn in business and assuming that the reorganization plan filed by Raytech to limit its legal responsibility for Raymark's asbestos-related and other liabilities will be confirmed in the bankruptcy proceedings, Raytech believes it will generate sufficient cash flow to satisfy 1997 debt maturities, working capital and capital spending needs. However, the outcome of these matters is uncertain and should Raytech be held fully liable, there would be a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities and environmental liabilities and related costs of litigation as defined further in Item 3. Legal Proceedings.

         (b) Financial Information About Industry Segments

             The sales and operating income of Raytech on a consolidated basis, and its identifiable assets for the fiscal years ended December 29, 1996, December 31, 1995, and January 1,
1995 are set forth herein on page 71.

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

             Raytech operates through six business units:
Raybestos Products Company, located in Crawfordsville, Indiana, and Sterling Heights, Michigan; Raybestos Industrie-Produkte GmbH, located in Morbach, Germany; Raybestos Reibtechnik GmbH, located in Leverkusen, Germany; Raybestos U.K. Ltd., located in Liverpool, England; Allomatic Products Company, located in Sullivan, Indiana; and Raybestos Aftermarket Products Company located in Crawfordsville, Indiana. The percentage of sales of products represented by each of these business units for the last three years was as follows:


     Business Unit                 1996       1995       1994


Raybestos Products Company          55%        47%        48%

Raybestos Industrie-
  Produkte GmbH                     17%        23%        22%

Raybestos Reibtechnik GmbH           3%         4%         4%

Raybestos U.K. Limited              <1%        <1%         -

Allomatic Products Company          13%        14%        13%

Raybestos Aftermarket
  Products Company                  11%        12%        14%

             Raybestos Products Company manufactures and markets a variety of products utilizing friction materials, consisting of paper, elastomeric, graphitic and sintered metal, among others, which operate in an oil-immersed environment. The products, including those manufactured at Sterling Heights, are used to absorb energy in automatic transmissions, clutches and brakes in automotive and heavy duty off-highway vehicular applications.

             Included in the Raybestos Products Company sales is the contribution made by the acquired Sterling Heights, Michigan, operations of Advanced Friction Materials Company ("AFM"). The Sterling Heights sales represent 11% of total sales. Excluding Sterling Heights, Raybestos Products Company sales, as a percentage of total sales, are 44% in 1996.

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

             Allomatic Products Company manufactures and markets automatic transmission products, including friction plates and filters, for the automotive aftermarket industry.

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

             Sales are made both to OEM's and distributors by company sales representatives. Sales in both the original equipment and replacement markets are made under standard sales contracts for all or a portion of a customer's products over a period of time, or on an open order basis. Sales to certain vehicular markets are made through AFM as a distributor.

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

             Patents and Trademarks

             Raytech owns a number of patents both foreign and domestic. Such patents expire between 1997 and 2018. In the opinion of management, the business is not dependent upon the protection of any of its patents or licenses and would not be materially affected by the expiration of any of such patents and licenses.

             Raytech operates under a number of registered and common law trademarks, including the trademark "RAYBESTOS."
Certain trademarks have been licensed on a limited basis. Some trademarks are registered internationally.

             Competition, Significant Customers and Backlog

             Raytech faces vigorous competition with respect to price, service and product performance in all of its markets from both foreign and domestic competitors. In the original equipment automotive automatic transmission parts sector there are approximately four competitors, including one foreign company utilizing price, service and product performance to attempt to gain market share. Though not the largest company competing in this market, Raytech is highly competitive due to cost efficient plants, dedicated and skilled employees and products that are high in quality and reliability. The original equipment heavy-duty, off-highway vehicle sector is highly competitive with approximately three companies vying for the business, including two foreign companies. Price, service and product performance are competitive factors. Raytech is the leading competitor in these markets and sets the standards for the industry, resulting from its integrated, cost efficient operations and its high quality products and service. The European markets in which the Company participates are competitive with approximately two competitors in the passenger car clutch sector and approximately three competitors for the oil-immersed friction plate sector. Raytech is not the leader but has enhanced its competitive position in the European markets, having significantly increased its market share through acquisition and restructuring. In the domestic automotive automatic transmission aftermarket sector there are approximately five competitors. Here, Raytech believes that some of its competitors have greater financial resources, but its competitive position is increasing due to the customer acceptance of both its high quality and low cost product lines.
The transmission filter business is competitive with approximately five competitors. Raytech is not a major competitor, having recently entered this market. Domestic sales to a single customer, Caterpillar, Inc., were 15%, 14%, and 16% of consolidated sales in 1996, 1995, and 1994, respectively.
The Company's German subsidiaries had combined sales to two customers, Fichtel & Sachs, amounting to 7%, 9%, and 9% of consolidated sales in 1996, 1995, and 1994, respectively, and 5%, 8%, and 9% to LUK in 1996, 1995, and 1994, respectively. Sales backlog at the end of 1996, 1995, and 1994 was approximately $83, million, $75 million, and $72 million, respectively. It is anticipated that current backlog will be filled in 1997.
Competition in all markets served by Raytech is based on product quality, service and price. On such basis Raytech believes that it is highly competitive in all markets in which it is engaged.

             Employees

             At December 29, 1996, Raytech employed approximately 1,259 employees, compared with 1,244 employees at the end of 1995. Raytech has agreements with labor unions relating to wages, hours, fringe benefits and other conditions of employment which cover most of its production employees. The term of the labor contract at Raybestos Products Company in Crawfordsville, Indiana, is due to expire in May 2000 and in Sterling Heights, Michigan, in October 1998.

             Capital Expenditures

             Capital expenditures were $8.4 million, $10.3 million, and $11.4 million for 1996, 1995 and 1994, respectively.
Capital expenditures for 1997 are projected at $20.5 million.

             Research and Development

             Research and development costs were approximately $6.0 million, $5.9 million, and $5.3 million for 1996, 1995 and 1994, respectively. Separate research and development facilities are maintained at appropriate manufacturing plants for the purpose of developing new products, improving existing production techniques, supplying technical service to the business units and customers, and discovering new applications for existing products. Research and development costs for 1997 are projected at $6.1 million.

             Environmental Matters

             Various federal, state and local laws and regulations related to the discharge of potentially hazardous materials into the environment, and the occupational exposure of employees to airborne particles, gases and noise have affected and will continue to affect the Registrant's operations, both directly and indirectly, in the future. The Company's operations have been designed to comply with applicable environmental standards established in such laws and regulations. Pollution and hazardous waste controls are continually being upgraded at the existing manufacturing facilities to help to ensure environmental compliance. Expenditures for upgrading of pollution and hazardous waste controls for environmental compliance, including capital expenditures, are projected to be $1.2 million for 1997. Because environmental regulations are constantly being revised and are subject to differing interpretations by regulatory agencies, Raytech is unable to predict the long-range cost of compliance with environmental laws and regulations. Nevertheless, management believes that compliance should not materially affect earnings, financial position or its competitive position.

         (d) Financial Information about Foreign Operations

             Financial information about the foreign operations of Raytech for the fiscal years ended December 29, 1996, December 31, 1995, and January 1, 1995 is set forth in Note K to
Consolidated Financial Statements, included herein.


Item 2.  Properties

         Raytech, through its subsidiaries, has plants located in Crawfordsville and Sullivan, Indiana; Sterling Heights, Michigan; Liverpool, England, and in Morbach, Germany. All of these plants are used for the manufacturing and warehousing of products produced by Raytech. The Crawfordsville facility is owned and consists of approximately 455,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The productive capacity is underutilized, leaving space for future demand. The Sterling Heights facility is owned and consists of approximately 90,000 square feet of office, production, research and warehousing space that it suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Sullivan facility was purchased in March 1994 and consists of 96,000 square feet of office, production and warehousing space that is suitable and adequate to provide the productive capacity to meet anticipated demand of products. The productive capacity is underutilized, leaving space for future demand. The Liverpool, England, facility is leased and consists of 27,000 square feet of office, production, research and warehousing space. The Morbach, Germany, plant is owned and consists of 108,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the production capacity to meet reasonably anticipated demand of products. The property owned in Morbach, Germany, is pledged as collateral under various lending agreements. Raytech also leases warehouse space in Crawfordsville, Indiana, for aftermarket distribution, office space in Leverkusen, Germany, for Raybestos Reibtechnik GmbH and office space in Shelton, Connecticut, for its headquarters staff.

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

         Prior to the formation of Raytech, Raymark was first sued in an asbestos-related claim in 1971 and has since been named as a defendant in more than 88,000 lawsuits in which substantial damages have been sought for injury or death from exposure to airborne asbestos fibers. More than 35,000 of such lawsuits were disposed of by settlements, dismissals, summary judgments and trial verdicts at a cost in excess of $333 million principally covered by Raymark's insurance. Subsequent to the sale of Raymark in 1988, lawsuits continued to be filed against Raymark at the rate of approximately 1,000 per month until an involuntary petition in bankruptcy was filed against Raymark in February 1989 which stayed all its litigation. In August 1996, the involuntary petition filed against Raymark was dismissed following a trial and the stay was lifted.

         Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. However, subsequent to the involuntary bankruptcy proceedings against Raymark, a restrictive funding order was issued by an Illinois Circuit Court which required one of Raymark's insurance carriers to pay claims but not defense costs and another insurance carrier has been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech under its indemnification agreement. Raytech management was informed that Raymark's cost of defense and disposition of cases up to the automatic stay of litigation under the involuntary bankruptcy proceedings was approximately $333 million of Raymark's total insurance coverage of approximately $395 million. It has also been informed that as a result of the dismissal of the involuntary petition, Raymark has encountered pending and newly filed asbestos-related lawsuits but has received $27 million from a state guarantee association to make up the insurance policies of the insolvent carrier and $32 million in other policies to defend against such litigation.

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

         As the result of the inability of Raymark to fund Raytech's cost of defense recited above, and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, on March 10, 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filing operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, an official committee of equity security holders was appointed for a limited time relating to a determination of equity security holders' interest in the estate.

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

         It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark. In January 1997, the U.S. Environmental Protection Agency ("EPA") and the State of Connecticut filed suit against Raymark claiming $212 million in damages for cleanup of the Stratford, Connecticut, site. The EPA has also filed a bankruptcy claim against Raytech as a successor to Raymark for cleanup of the Stratford site and other Raymark sites. Determination of Raytech's liability for such claims, if any, is subject to Bankruptcy Court deliberations and proceedings.

         In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility.
In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

         As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and recordkeeping on operations in compliance. Potential fines for the violations could be as high as $4.6 million; however, the Company is in negotiations with the DEQ and believes it will resolve the matter for substantially less. The Company is working diligently to get its operations in compliance.

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

         Other matters in the Bankruptcy Court include: (1) In April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion when heard; however, the motion has been continued without a further hearing date set. (2) In September, Raytech filed a motion to dismiss its bankruptcy petition for the reason that Raymark appears to again be capable of providing indemnity to claims pending and that may be filed against Raytech. The said motion to dismiss has been continued by the Court without a further hearing date set. (3) The process for confirmation of a reorganization plan was begun in November 1996 with arguments being presented for a bar date and claim forms. The process has been continued indefinitely pending the completion of other matters before the Bankruptcy Court. (4) In November 1996, Raytech filed an adversary proceeding complaint against the creditors' committee, et al., seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors of Raymark under the theory of successor liability is limited pursuant to bankruptcy law. Scheduling of the proceedings is presently being considered by the Court. (5) In January 1997, the creditors' committee filed a motion for leave to file an adverse proceeding complaint against Raymark, et al. seeking to have the Raytech Bankruptcy Court assert control over Raymark and its assets on the grounds that the reorganization of Raytech in 1986 and the corporate transfers to Raymark in 1988 were fraudulent. The motion was continued without a further hearing date set. (6) In March 1997, the creditors' committee filed a motion for relief from the automatic stay to permit the commencement of an adversary proceeding against Raytech to litigate alternative theories of liability bearing upon the extent to which Raytech may be liable to Raymark's creditors. The motion is awaiting a date for hearing.

         In June 1989 Raytech filed a class action in the Bankruptcy Court captioned Raytech v. Earl White, et al. against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the desire of Raytech to have this case heard in the U.S. District Court, and since the authority of the Bankruptcy Court is referred from the U.S. District Court, upon its motion and argument the U.S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Schmoll case recited above under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U.S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts, which was denied by the U.S. District Court.
In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U.S. District Court granted the motion to certify, and the successor liability dismissal was accordingly appealed. In May 1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling leaves the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

         Costs incurred by the Company for asbestos related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995 and 1996 were applied as a reduction of the note obligations pursuant to the agreements.

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

         In January 1997, Raytech was named through a subsidiary in a third party complaint captioned Martin Dembinski, et al. vs. Farrell Lines, Inc., et al. vs. American Stevedoring, Ltd., et al. filed in the U.S. District Court for the Southern District of New York for damages for asbestos-related disease. The case has been removed to the U.S. District Court, Eastern District of Pennsylvania. When required the Company will deny the allegations and will vigorously defend itself against the claims made. Discovery procedures have not yet begun.

         The adverse ruling in the Third Circuit Court of Appeals of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. Determination of Raytech's actual liabilities are subject to the Bankruptcy Court's deliberations and rulings and the competing plans of reorganization filed in the Bankruptcy Court referenced above.

         The ultimate liability of the Company with respect to asbestos-related, environmental, or other claims cannot presently be determined. Accordingly, no provision for such liability has been recorded in the financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. An unfavorable result on certain or all of the matters described above would have a material adverse effect on the Company's results of operations, financial position and cash flows. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.

  Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Shareholders' Meeting of Raytech was held July 19, 1996. The matters submitted to stockholder vote and the vote count on each matter were as follows:

     1. Proposal to elect two Class I Directors for full three-year terms and until their respective successors are elected:

         For Donald P. Miller                Withheld
            2,876,502                          34,054

         For Robert B. Sims                  Withheld
            2,876,710                          33,846

     2.  Proposal to amend the 1990 Non-Qualified Stock Option
         Plan to authorize 500,000 additional shares of common stock for grant.

            For                 Against             Abstain
         1,198,249             1,712,307            25,743


     3. Proposal to ratify the appointment of Coopers & Lybrand as auditors for 1996:

            For                 Against             Abstain
         2,878,361               27,412              4,783

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

     Directors whose terms of office as Directors continued after the Annual Shareholders' Meeting include:

                         Robert L. Bennett
                         Robert M. Gordon
                         Dennis G. Heiner
                         Craig R. Smith

                             PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     The Registrant's (Raytech) common stock is traded on the New
York Stock Exchange under the trading symbol RAY.  As of March 3,
1997, there were 2,161 holders of record of the Registrant's common stock.

     Information regarding the quarterly high and low sales prices for 1996 and 1995 and information with respect to dividends is set forth in Note L of the Consolidated Financial
Statements, Part II, Item 8 hereof.

Item 6.  Selected Financial Data

FIVE-YEAR REVIEW OF OPERATIONS
(in thousands, except share data)
                                        1996        1995      1994      1993      1992

Operating Results
  Net sales                          $217,683   $177,498  $167,615  $139,290  $125,540
  Gross profit                         54,269     48,699    44,548    37,463    31,612
  Operating profit                     23,603     20,959    17,936    14,423    10,516
  Interest expense                     (3,132)    (2,647)   (2,601)   (3,816)   (5,442)
  Income before cumulative effect
    of accounting changes              15,991(3)  14,337(2)  8,643     8,556     3,413
  Cumulative effect of changes in
    accounting principles                 -          -         -      (3,808)(1)   -
Net income                           $ 15,991   $ 14,337  $  8,643  $  4,748  $  3,413


Per share of common stock
  Income before cumulative effect
    of changes in accounting
    principles                       $   4.65   $   4.26  $   2.52  $   2.60  $   1.04
  Cumulative effect of changes
    in accounting principles              -          -         -       (1.16)      -

Net income per share                 $   4.65   $   4.26  $   2.52  $   1.44  $   1.04

Balance sheet
  Total assets                       $140,155   $114,436  $ 91,809  $ 79,488  $ 73,287
  Working capital                       7,418      5,323       240       442     5,262
  Long-term obligations                41,522     34,966    41,959    46,019    54,218
  Commitments and contingencies(4)
  Total shareholders'
    equity (deficit)                 $ 34,015  $ 18,680  $  3,716  $ (5,860) $ (9,902)

Property, plant and equipment
  Capital expenditures               $  8,390  $ 10,275  $ 11,354  $  7,818  $  5,579
  Depreciation                       $  8,039  $  7,566  $  6,892  $  6,680  $  6,385
Weighted average shares
  outstanding                       3,441,645 3,369,003 3,426,034 3,290,912 3,282,691

Dividends declared per share         $   -    $    -    $    -    $    -    $    -



(1)  Reflects the adoption of Statement of Financial Accounting Standards (SFAS) No.
     106, "Accounting for Postretirement Benefits Other Than Pensions," and Statement
     of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

(2)  Includes $4,597 of pretax income ($2,758 after-tax and $.80 per share) related to a favorable litigation judgment.

(3)  Includes reversal of $3,100 of prior year tax accruals no longer required.

(4)  See Notes A and N to the consolidated financial statements.

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations and Liquidity and Capital Resources

1996 vs. 1995

     Net income for the 1996 fiscal year amounted to $15,991 or $4.65 per share as compared to $14,337 or $4.26 per share in fiscal 1995. The favorable operating results are principally the result of improved performance within the domestic product market segments; the reversal of $3,100 of prior year tax accruals that were no longer required and the improvement in operating income at the Company's German operation due to cost savings as a result of a plant consolidation in prior years. However, the favorable performance was somewhat offset by the negative effects of a slowdown in the European economy, which resulted in a reduction in foreign sales; contractual price reductions to certain customers; an increase in salary and wages and other employee benefits and other general cost increases. Included in the results of operations for fiscal 1995 is a one-time pretax gain of $4,597 (approximately $2,758 after tax) which resulted from a favorable judgment in regard to a product defamation lawsuit.

     During the first quarter of 1996, the Company acquired certain assets from Advanced Friction Materials Company ("AFM") and also acquired a 47% equity interest in AFM.

Net Sales

     Net sales increased 22.6% for fiscal 1996 and amounted to $217,683 as compared with net sales of $177,498 in fiscal 1995. The overall improvement is primarily due to additional sales of approximately $24,272 related to the Sterling Heights operations and additional volume within the domestic product market segments. Excluding Sterling Heights, domestic sales increased by $19,523 compared to last year. However, European sales decreased by $3,610 primarily due to a continued decline in the European economy.

Results of Foreign Operations

     Net sales of the combined German operations, which accounted for 20.6% of the consolidated sales of the Company in 1996, decreased to $44,776 as compared with $48,239 in fiscal 1995.
The decrease is due to a reduction in unit sales of $(1,346) and foreign currency fluctuation of $(2,117). On a combined basis, the German operations reported operating income of $1,592 in fiscal 1996 as compared with operating income of $1,062 in fiscal 1995. The favorable performance is due to cost savings resulting from a plant consolidation.

Gross Profit

     Gross profit as a percentage of sales for the period ended December 29, 1996 is 24.9% as compared to 27.4% for the same period one year ago. The overall decrease is primarily due to an increase in domestic manufacturing labor and material costs, contractual price reductions to certain customers and a lower gross margin on product lines acquired in the Sterling Heights acquisition.

Selling, General and Administrative

     Selling, general and administrative expenses increased 17.7% to $30,863 as compared to $26,218 one year earlier. Expenses are up due to the impact of the acquired Sterling Heights operation of AFM, increased sales volume and an increase in salary and wages and other employee benefits.

Other Operating Income and Expense, Net

     Other operating income and expense, net in 1996 primarily represents income related to an insurance recovery on personal property damage.

     Other operating expense, net in 1995 includes the write-down of certain production equipment.

Other Income and Expense, Net

     Other income and expense, net in 1996 primarily represents interest income in the amount of $218, royalty income in the amount of $350 and other expense for obligations accrued at present value for certain components of the AFM acquisition at $385.

     Other income and expense, net in 1995 includes a one-time pretax gain of $4,597 which resulted from a favorable judgment in regard to a product defamation lawsuit.

Interest Expense

     Interest expense increased primarily as a result of higher average borrowings under the Company's revolving line of credit resulting from higher working capital requirements in 1996.

Income Taxes

     The effective tax rate of 17.5% was less than the U.S. statutory rate due primarily to adjustments to prior year tax accruals as a result of a favorable tax settlement and the tax benefit of costs incurred under indemnification arrangements with Raymark, offset in part by the effect of state income taxes and a decrease in the benefit realizable from future deductible amounts. The valuation allowance against deferred tax assets increased by $628 during 1996. The net deferred tax asset represents future tax deductions that can be realized upon carryback to prior years.

Recently Issued Accounting Pronouncements

     The Company accounts for and discloses earnings per share in accordance with APB Opinion No. 15, "Earnings Per Share." In February 1997, SFAS No. 128, "Earnings Per Share," was issued, effective for fiscal 1997. SFAS 128 revises the computation, presentation, and disclosure requirements related to earnings per share. The Company has not assessed the impact of the adoption of this standard.

Impact of Year 2000 Computer-Related Issues

     The Company has begun to implement a strategy to be fully compliant with year 2000 computer-related issues. While the Company has not quantified the financial impact of this implementation, it is not expected to be material to the Company's financial position or results of operations.

1995 vs. 1994

     Net income for the 1995 fiscal year amounted to $14,337 or $4.26 per share as compared to $8,556 or $2.52 per share in fiscal 1994. Included in the results of operations for fiscal 1995 is a one-time pretax gain of $4,597 (approximately $2,758 after tax) which resulted from a favorable judgment in regard to a product defamation lawsuit.

     Included in the results for fiscal 1994 is a pretax charge of $400 representing additional costs associated with a commitment by the Company to make additional contributions to reinstate certain designated investment values lost in employee savings plans investment contracts (refer to Note J). Also included in the results for 1994 are pretax charges of $1,768 relating to the consolidation of the Company's operations in Germany, offset in part by a $1,086 pretax gain on the sale of the Radevormwald, Germany, plant and other machinery and equipment.

Net Sales

     Net sales increased 6% for fiscal 1995 and amounted to $177,498 as compared with net sales of $167,615 in fiscal 1994.
The overall improvement is the result of strong performance in the agriculture, construction and automotive original equipment market segments. The aftermarket segment encountered severe pressure within its market segment but still managed modest growth for 1995. The Company's German operations experienced a significant increase in sales as compared to last year primarily due to foreign currency fluctuation.

Results of Foreign Operations

     Net sales of the combined German operations, which accounted for 27% of the consolidated sales of the Company in 1995, increased to $48,239 as compared with $43,499 in fiscal 1994. The increase is due to foreign currency fluctuation. On a combined basis, the German operations reported operating income of $1,062 in fiscal 1995 as compared with an operating loss of $2,606 in fiscal 1994. The 1994 operating loss includes an additional net charge of $698 related to the consolidation of the Radevormwald and Morbach facilities which had begun in 1993. This net charge relates to additional costs to relocate and reinstall production equipment, partially offset by a $1,086 gain on the sale of the Radevormwald facility and certain machinery and equipment. Of these amounts, the Company has remaining accruals as of December 31, 1995 of $448 relating to future severance payments and anticipated repayments of certain grants.

Gross Profit

     Gross profit improved 9% as compared with 1994. This improvement is the result of the favorable absorption of overhead as domestic unit production increases to meet the additional unit volume sales demands coupled with a favorable mix of higher margin units being sold. These improvements were partially offset by mechanical problems within the manufacturing process which reduced gross profit by $700. The Company's German consolidation program completed one year ago has achieved production efficiencies which have returned the operations to profitability.

Selling, General and Administrative

     Selling, general and administrative expenses increased 5% for fiscal 1995 as compared with fiscal 1994. The increase is primarily due to higher levels of research and development, increased distribution expenses due to higher sales volume, legal and other professional fees and general inflationary increases.

Other Operating Expenses, Net

     Other operating expenses, net in 1995 includes the write-down of certain production equipment.

     Other operating expenses, net in 1994 includes a provision of $1,768 relating to the German plant consolidation, income of $1,086 related to the sale of the Radevormwald plant and certain equipment and a charge of $400 related to a commitment by the Company to make additional contributions to reinstate certain designated investment values lost in employee savings plans investment contracts that were placed with Executive Life Insurance Company.

Other Income and Expense, Net

     Other income and expense, net in 1995 incudes a one-time pretax gain of $4,597 which resulted from a favorable judgment in regard to a product defamation lawsuit.

Interest Expense

     Interest expense remained consistent with the same period a year ago and relates principally to the interest on the debt to Raymark.

Income Taxes

     The effective tax rate of 37.2% exceeded the U.S. statutory rate by 2.2% primarily due to state income taxes, net of federal benefit, offset, in part, by net increase in benefit from carryback of future deductible amounts (refer to Note I). The valuation allowance against deferred tax assets increased by $82 during 1995 The net deferred tax asset of $3,526 represents future tax deductions that can be realized upon carryback to prior years.


Liquidity and Capital Resources

     The Company generated cash flow from operating activities of $17,779, $16,969 and $15,890 in 1996, 1995 and 1994,
respectively. Included in the Company's cash flow from operating activities in fiscal 1995 is a one-time after-tax net gain of approximately $2,758 which resulted from a favorable judgment in regard to a product defamation lawsuit. The Company's cash flow from operating activities in 1994 was the result of improved earnings.

     On January 31, 1996, Raytech Composites, Inc. ("Composites"), a subsidiary of Raytech, and Raybestos Products Company ("RPC"), a subsidiary of Composites, entered into a series of related transactions with Advanced Friction Materials ("AFM") and related entities and persons as follows: Composites acquired a 47% minority share of the common stock of AFM for $9.4 million cash at closing; RPC acquired 100% of the common stock of AFM Management Company, which leases employees to AFM, for $1.0 million, which was paid for on January 31, 1997; RPC acquired the machinery and equipment and certain other operating assets of AFM for $3.5 million cash at closing; RPC committed to acquire land and building utilized in AFM's manufacturing operations (land and building located at 44650 Merrill, Sterling Heights, Michigan) from a principal owner of AFM for $6.6 million, which was consummated on January 31, 1997; RPC loaned AFM $1.3 million cash at closing bearing interest at the prime rate and maturing on January 31, 2003; RPC agreed to acquire AFM's inventory subsequent to closing, which has amounted to approximately $3.2 million. In addition, the parties entered into various other agreements, including supply and technology exchange agreements.

Subsequent to the transaction, RPC is supplying AFM with products (automobile transmission component parts) manufactured at the Sterling Heights facility. Sales prices between RPC and AFM are established under the terms of the supply agreement entered into at closing. AFM will bear responsibility principally for sales and marketing of the products to original equipment manufacturers and development of new products.

     Composites 47% ownership interest in AFM is accounted for under the equity method commencing February 1, 1996. The excess of purchase price over the Company's equity in the underlying net assets of AFM is being amortized on a straight line basis over a 30-year period.

     Capital expenditures totaled $8,390 in fiscal 1996 as compared with $10,275 and $11,354 in fiscal 1995 and 1994, respectively. The Company has an ongoing program for upgrading its machinery and equipment in order to optimize manufacturing quality, productivity and cost effectiveness.

     In March 1995, RPC, a wholly-owned subsidiary of the Company, entered into a five-year loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The amount of borrowing is predicated on satisfying an asset based formula related to levels of certain accounts receivable, inventories and machinery and equipment. The loans are collateralized by all assets, excluding land and buildings at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. Under the terms of the loan agreement, RPC is required to maintain certain cash flow levels, and RPC's dividend payments to RCI are subject to certain restrictions. The amounts outstanding under line of credit at December 29, 1996 and December 31, 1995 are $8,718 and $3,775,
respectively. The additional borrowing availability at December 29, 1996 and December 31, 1995 was $6,282 and $11,225,
respectively, based upon the asset borrowing formula.

     The Company's wholly-owned German subsidiary, Raybestos Industrie-Produkte GmbH, has available lines of credit amounting to DM5,910 ($3,838) of which DM2,856 ($1,855) remains unused at December 29, 1996. The Company used the available lines of credit to fund working capital and capital expenditure needs.

Future Liquidity

       Since the formation of Raytech and the restructuring that occurred in 1986, Raytech has been named a co-defendant in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987. In February 1989, an involuntary petition in bankruptcy was filed against Raymark, and subsequently, a restrictive funding order was issued by an Illinois Circuit Court which required one of Raymark's insurance carriers to pay claims but not defense costs and another insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above as provided in the indemnity section of the acquisition agreement.

       In an asbestos-related personal injury case decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992, the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extends beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities, and a petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995.

       As the result of the inability of Raymark to fund Raytech's costs of defense recited above and in order to obtain a ruling binding across all jurisdictions as to whether Raytech is liable as a successor for asbestos-related and other claims, including claims yet to be filed relating to the operations of Raymark and its predecessors, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers and suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, an official committee of equity security holders was appointed for a limited time relating to a determination of equity security holders' interest in the estate.

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

       The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. Determination of Raytech's actual liabilities are subject to the Bankruptcy Court's deliberations and rulings and the competing plans of reorganization filed in the Bankruptcy
Court referenced above.

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

       The Company has a long-term obligation to Raymark resulting from the purchase of the wet clutch and brake business and the German subsidiary in 1987. At December 29, 1996, the amount owed Raymark was approximately $39 million. In December 1992 the Company reached an agreement with Raymark to restructure its obligations resulting in the reduction of the interest rate from 10.48% to 6%, replacing a required balloon payment that was due in October of 1994 with an amortization schedule requiring equal monthly installments of $650 through July of 1999 to be paid into an escrow account and suspension of payments due under the German stock acquisition until the assets purchased are free of all
Raymark related encumbrances and liabilities.   Subsequently, in
May 1995, the monthly installments were suspended, and the escrow account containing previously paid installments was retracted pending the assets purchased being free of Raymark related encumbrances and liabilities. In February 1997, monthly installlments of $650 were resumed to ensure indemnification of Raymark liabilities in the event the Raytech bankruptcy is dismissed pursuant to the pending motion to dismiss and claims for Raymark liabilities are levied against Raytech. The principal of the debt owed Raymark was adjusted to reflect payments, accrued interest and indemnity offsets resulting in a revised promissory note in the amount of $33,694. The debt obligations related to the German subsidiary are denominated in DM's and amount to $2,995 at December 29, 1996. As such, the Company is at risk to future currency fluctuations with respect to this debt.

       While the Company experienced improving conditions in its domestic market segments during fiscal 1996, management is cautiously optimistic about sustained improvement through fiscal 1997 and is projecting only modest growth in its 1997 forecast. Subject to the outcome of the legal matters discussed above, management believes that the Company will generate sufficient cash flow during 1996 to meet all of the Company's obligations arising in the normal course of business. In addition, in the event the Company falls short of its cash flow forecast, the Company has an available line of credit with The CIT Group/Credit Finance, Inc.

Impact of Inflation

       The Company's business is subject to the impact of inflation. During the past year, this impact has been minimal. Management's strategy is to try to reclaim any cost increases through more efficient manufacturing and when competitively feasible, higher selling prices.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements:

           Consolidated Balance Sheets for the
           fiscal years ended December 29, 1996
           and December 31, 1995

           Consolidated Statements of Operations
           for the 1996, 1995 and 1994 Fiscal Years

           Consolidated Statements of Cash Flows
           for the 1996, 1995 and 1994 Fiscal Years

           Consolidated Statements of Shareholders'
           Equity for the 1996, 1995, and 1994
           Fiscal Years

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

           (Refer to Index to Consolidated Financial
           Statements at Page 87)

RAYTECH CORPORATION

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

Fiscal Year                                                      1996           1995

ASSETS
Current assets
  Cash and cash equivalents                                  $ 11,341       $ 19,597
  Trade accounts receivable, less allowance of $726
    for 1996 and $822 for 1995                                 23,866         17,553
  Inventories                                                  28,709         23,573
  Other current assets                                          8,120          5,390
      Total current assets                                     72,036         66,113

Investment in securities                                        2,100            -
Property, plant and equipment                                 127,811        114,437
  Less accumulated depreciation                                76,686         72,235
      Net property, plant and equipment                        51,125         42,202
Investment in and advances to affiliates                        9,972            -
Other assets                                                    4,922          6,121
Total assets                                                 $140,155       $114,436


LIABILITIES
Current liabilities
  Notes payable                                              $ 10,701       $  8,187
  Current portion of long-term debt - Raymark                  12,007         22,696
  Current portion of long-term debt                               152            143
  Accounts payable                                             18,999          9,388
  Accrued liabilities                                          22,759         20,376
      Total current liabilities                                64,618         60,790

Long-term debt due to Raymark                                  27,437         18,476
Long-term debt                                                    237            242
Postretirement benefits other than pensions                     9,429          8,253
Other long-term liabilities                                     4,419          7,995
Total liabilities                                             106,140         95,756
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
  Cumulative preferred stock, no par value
    800,000 shares authorized, none issued                        -              -
  Common stock, par value $1.00
    7,500,000 shares authorized; 5,371,821 and 5,362,139
    issued in 1996 and 1995, respectively                       5,372          5,362
Additional paid in capital                                     70,208         70,192
Accumulated deficit                                           (38,922)       (54,913)
Cumulative translation adjustment                               1,918          2,600
                                                               38,576         23,241
Less treasury shares at cost                                   (4,561)        (4,561)
      Total shareholders' equity                               34,015         18,680
Total liabilities and shareholders' equity                   $140,155       $114,436

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share data)




Fiscal year                             1996         1995           1994

Net sales                             $217,683     $177,498       $167,615
Cost of sales                         (163,414)    (128,799)      (123,067)

  Gross profit                          54,269       48,699         44,548

Selling, general and administrative
  expenses                             (30,863)     (26,218)       (25,045)
Other operating income (expense), net      197       (1,522)        (1,567)
  Operating profit                      23,603       20,959         17,936

Currency transaction gains (losses)         63          (43)          (163)
Interest expense - Raymark              (2,056)      (2,006)        (2,347)
Interest expense                        (1,076)        (641)          (254)
Other income (expense), net                121        5,917           (714)

Income before provision for income
  taxes and minority interest           20,655       24,186         14,458

Provision for income taxes              (3,606)      (9,009)        (5,815)
Income before minority interest         17,049       15,177          8,643

Minority interest                       (1,058)        (840)           -

Net income                            $ 15,991     $ 14,337       $  8,643

Earnings per share                    $   4.65     $   4.26       $   2.52

Weighted average shares outstanding  3,441,645    3,369,003      3,426,034


The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Fiscal Year                                            1996        1995       1994

Cash flows from operating activities:
 Net income                                          $ 15,991    $ 14,337   $ 8,643
   Adjustments to reconcile net income
    to net cash provided by operations:
   Deferred income tax                                  (975)      (853)   (1,086)
   Depreciation and amortization                       8,467      7,654     7,007
   Income applicable to minority interest,
    net of dividends                                     926        840       -
   Other items not providing or
    requiring cash (Note C)                               30      1,924      (467)
   Changes in operating assets and liabilities:
    Trade receivables                                 (6,674)    (3,758)       52
    Inventory                                         (2,179)      (292)   (2,504)
    Other current assets                              (2,723)        42       (63)
    Other long-term assets                              (124)      (149)     (252)
    Accounts payable                                   2,897     (2,723)    1,938
    Accrued liabilities                                2,396     (1,247)    3,355
    Other long-term liabilities                         (253)     1,194      (733)

     Net cash provided by operating activities        17,779     16,969    15,890

Cash flow from investing activities:
  Purchase of securities                              (2,100)       -         -
  Capital expenditures                                (8,467)    (9,684)  (10,668)
  Proceeds on sales of property, plant
   and equipment                                         129      2,206       101
  Equity investment in and advances to AFM           (10,569)       -         -
  Purchase of assets from AFM                         (6,706)       -         -

     Net cash used in investing activities:          (27,713)    (7,478)  (10,567)

Cash flow from financing activities:
  Proceeds from short-term borrowings                  4,943      3,775     4,719
  Payment on short-term borrowings                    (2,187)      (905)      -
  Principal payments on long-term debt                  (149)      (689)   (2,876)
  Proceeds from borrowings from Raymark                  -        6,258       500
  Payments on borrowings from Raymark                   (917)    (3,085)   (5,966)
  Other                                                   21        (73)      (47)

     Net cash provided (used) in financing
       activities                                      1,711      5,281    (3,670)

Effect of exchange rate changes on cash                  (33)        47       135

Net change in cash and cash equivalents               (8,256)    14,819     1,788
Cash and cash equivalents at beginning of year        19,597      4,778     2,990
Cash and cash equivalents at end of year            $ 11,341   $ 19,597  $  4,778

The accompanying notes are an integral part of these statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)





                           Number                        Paid                  Cumulative
                          of Shares   Common              in     Accumulated  Translation        Treasury Stock
                           Issued      Stock  Warrants  Capital    Deficit     Adjustment       Cost      Shares

Balance,
 December 31, 1995        5,362,139  $ 5,362  $   -     $70,192    $(54,913)    $ 2,600       $(4,561) (2,132,059)

Stock options excercised      9,682       10                 16

Cumulative translation
  adjustment                                                                       (682)

Net income for the
 fiscal year ended
 December 29, 1996                                                   15,991
Balance,
  December 29, 1996       5,371,821  $ 5,372   $  -     $70,208    $(38,922)    $ 1,918       $(4,561) (2,132,059)

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

Net income for the
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

       Prior to the formation of Raytech, Raymark was first sued in an asbestos-related claim in 1971 and has since been named as a defendant in more than 88,000 lawsuits in which substantial damages have been sought for injury or death from exposure to airborne asbestos fibers. More than 35,000 of such lawsuits have been disposed of by settlements, dismissals, summary judgments and trial verdicts at a cost in excess of $333,000 principally covered by Raymark's insurance. Subsequent to the sale of Raymark as described below lawsuits continued to be filed against Raymark at the rate of approximately 1,000 per month until an involuntary petition in bankruptcy was filed against Raymark in February 1989, which stayed all its litigation. In August 1996, the involuntary petition filed against Raymark was dismissed following a trial and the stay was lifted.

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

       Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. The dollar value of these lawsuits cannot be estimated. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet
Clutch and Brake Division and German subsidiary from Raymark in 1987. In February 1989, an involuntary petition in bankruptcy was filed against Raymark, and subsequently, a restrictive funding order was issued by an Illinois Circuit Court, which required one of Raymark's insurance carriers to pay claims but not defense costs, and another insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above, as provided in the indemnity section of the acquisition agreement. Raytech management was informed that Raymark's cost of defense and disposition of cases up to the automatic stay of litigation under the involuntary bankruptcy proceedings was approximately $333 million of Raymark's total insurance coverage of approximately $395 million. Raytech management has also been informed that as a result of the dismissal of the involuntary petition, Raymark has encountered pending and newly filed asbestos-related lawsuits but has received $27 million from a state guarantee association to make up the insurance policies of the insolvent carrier and $32 million in other policies to defend against such litigation.

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

       As the result of the inability of Raymark to fund Raytech's costs of defense recited above, and in order to obtain a ruling binding across all jurisdictions as to whether Raytech is liable as a successor for asbestos-related and other claims, including claims yet to be filed relating to the operations of Raymark or its predecessors, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, an official committee of equity security holders was appointed for a limited time relating to a determination of equity security holders' interest in the estate.

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

       It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark. In January 1997, the U.S. Departmental Protection Agency ("EPA") and the State of Connecticut filed suit against Raymark claiming $212 million in damages for cleanup of the Stratford, Connecticut, site. The EPA has also filed a bankruptcy claim against Raytech as a successor to Raymark for cleanup of the Stratford site and other Raymark sites. Determination of Raytech's liability for such claims, if any, is subject to Bankruptcy Court deliberations and proceedings.

       In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

       As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and recordkeeping on operations in compliance. Potential fines for the violations could be as high as $4.6 million; however, the Company is in negotiations with the DEQ and believes it will resolve the matter for substantially less. The Company is working diligently to get its operations in compliance. The Company has accrued its estimate of the probable cost of resolution of this matter.
Note A, continued

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

       Other matters in the Bankruptcy Court include: (1) In April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion when heard; however, the motion has been continued without a further hearing date set. (2) In September 1996, Raytech filed a motion to dismiss its bankruptcy petition for the reason that Raymark appears to again be capable of providing indemnity to claims pending and that may be filed against Raytech. The said motion to dismiss has been continued by the Court without a further hearing date set. (3) The process for confirmation of a reorganization plan was begun in November 1996 with arguments being presented for a bar date and claim forms. The process has been continued indefinitely pending the completion of other matters before the Bankruptcy Court.  (4) In November 1996,
Raytech filed an adversary proceeding complaint against the creditors' committee, et al., seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors of Raymark under the theory of successor
liability is limited pursuant to bankruptcy law.  Scheduling of the proceedings is presently being considered by the Court.  (5)
In January 1997, the creditors' committee filed a motion for leave to file an adverse proceeding complaint against Raymark, et al. seeking to have the Raytech Bankruptcy Court assert control over Raymark and its assets on the grounds that the reorganization of Raytech in 1986 and the corporate transfers to Raymark in 1988 were fraudulent. The motion was continued without a further hearing date set. (6) In March 1997, the creditors' committee filed a motion for relief from the automatic stay to permit the commencement of an adversary proceeding against Raytech to litigate alternative theories of liability bearing upon the extent to which Raytech may be liable to Raymark's creditors. The motion is awaiting a date for hearing.

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

       Costs incurred by the Company for asbestos-related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 177,570 shares in 1990, 163,303 shares in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995 and 1996 were applied as a reduction of the note obligations pursuant to the agreements.

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

       In January 1997, Raytech was named through a subsidiary in a third party complaint captioned Martin Dembinski, et al. vs. Farrell Lines, Inc., et al. vs. American Stevedoring, Ltd., et al. filed in the U.S. District Court for the Southern District of New York for damages for asbestos-related disease. The case has been removed to the U.S. District Court, Eastern District of Pennsylvania and remains pending. When required, the Company will deny the allegations and will vigorously defend itself against the claims made. Discovery procedures have not yet begun.

       The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. Determination of Raytech's actual liabilities are subject to the Bankruptcy Court's deliberations and rulings and the competing plans of reorganization filed in the Bankruptcy
Court referenced above.

       The ultimate liability of the Company with respect to asbestos-related, environmental, or other claims cannot presently be determined. Accordingly, no provision for such liability has been recorded in the financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. An unfavorable result on certain or all of the matters described above would have a material adverse effect on the Company's results of operations, financial position and cash flows. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or adjustments relating to establishment,

Note A, continued


settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.

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

    Raytech operates through six business units: Raybestos Products Company ("RPC"), located in Crawfordsville, Indiana and Sterling Heights, Michigan; Raybestos Industrie-Produkte GmbH, located in Morbach, Germany; Raybestos U.K. Ltd., located in Liverpool, England; Allomatic Products Company, located in Sullivan, Indiana; and Raybestos Aftermarket Products Company located in Crawfordsville, Indiana.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosures made in the financial statements and accompanying notes. Actual results could differ from these estimates.

    Certain 1995 amounts have been reclassified to conform to the current year's presentation.

2.  Fiscal Year

    The Company reports on a 52-53 week fiscal year; the last three fiscal years ended December 29, 1996, December 31,
    1995, and January 1, 1995.

3.  Cash and Cash Equivalents

    Cash equivalents are recorded at cost, which approximates market, and consist primarily of U.S. Treasury notes with maturities of three months or less. In 1995, cash equivalents also included other short-term securities with maturities of three months or less.

4.  Inventories

    Inventories are stated at the lower of cost or market with cost determined primarily by using the FIFO (first in, first out) method.

5.  Investments in Securities

    Investments at December 29, 1996 represented the Company's purchase of 4.75% U.S. Treasury notes due September 30, 1998 which the Company intends to hold until maturity. The market value of this investment approximates amortized cost.

6.  Property, Plant and Equipment

    Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is based on the estimated service life of the related asset and is provided using the straight line method for assets acquired after 1980 and accelerated methods for previously acquired assets. Maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Interest is capitalized on major capital expenditures during the period of construction and to the date such asset is placed in service. Upon disposal of property, plant and equipment, the appropriate accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the Consolidated Statements of Operations.

7.  Income Taxes

    The Company accounts for income taxes using the liability method which recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns.

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

11. Adoption of Recently Issued Accounting Pronouncements

    The Company applies APB Opinion No. 25, "Accounting For Stock issued to Employees" and related interpretations in accounting for its stock plans as allowed under SFAS 123 "Accounting for Stock-Based Compensation" which was adopted effective January 1, 1996. Accordingly, the adoption of SFAS 123 did not have a material impact on the Company's financial statements.

    Effective January 1, 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this standard did not have a material impact on the Company's financial statements.

12. Recently Issued Accounting Pronouncements

    The Company accounts for and discloses earnings per share in accordance with APB Opinion No. 15, "Earnings Per Share." In February 1997, SFAS No. 128, "Earnings Per Share," was issued effective for fiscal 1997. SFAS 128 revises the computation, presentation and disclosure requirements related to earnings per share. The Company has not assessed the impact of the adoption of this standard.

Note C - Statements of Cash Flows


    Other items not providing or requiring cash consist of:

                                     1996        1995       1994


Net loss (gain) on sale/writedown
  of fixed assets                  $  268     $ 1,994    $(1,960)
Nonmonetary yarn purchases
  (Note H)                             -          -        1,570
Other non-cash items                 (238)        (70)       (77)

                                   $   30     $ 1,924     $ (467)

    Income taxes paid were $8,677, $10,202, and $7,719 during 1996, 1995 and 1994, respectively.

    Interest paid was $2,731, $2,449, and $2,607 during 1996,
1995 and 1994, respectively.

    Excluded from the 1996, 1995 and 1994 Consolidated
Statements of Cash Flows is $469, $791, and $686, respectively, of plant and equipment acquisitions in accounts payable or under capital leases. The 1994 Consolidated Statement of Cash Flows excludes the sale of the Radevormwald, Germany, facility for a $1,530 receivable from the buyer, which was paid in January 1995.

    In connection with the purchase of certain assets of the Advanced Friction Materials Company, the Company committed to purchase certain real property in Sterling Heights, Michigan, and the common stock of the AFM Management Company on January 31, 1997 for $7,600 less amounts paid during 1996. The transaction has been recorded as an installment purchase, and accordingly, the real property and the related payable have been reflected in the Company's 1996 financial statements.

Note D - Inventories


Net Inventories

Inventories net of inventory reserves are as follows:


Fiscal Year                           1996         1995

Raw materials                      $ 9,921     $  6,901
Work-in-process                      8,033        6,143
Finished goods                      10,755       10,529

                                   $28,709     $ 23,573




Inventory Reserves


Fiscal Year                            1996        1995     1994

Beginning balance                   $ 2,962     $ 2,660   $ 1,482
Provisions for obsolete and
  slow moving inventory               1,305         466     2,435
Charge-offs                            (596)       (164)   (1,257)

Ending balance                      $ 3,671     $ 2,962   $ 2,660

Note E - Property, Plant and Equipment


    Property, plant and equipment, at cost, is summarized as follows:

                                                      Estimated
                                                          Useful
                                                          Lives
Fiscal Year                       1996          1995      (Years)

Land                          $  1,218      $    546         -

Buildings and improvements      23,121        17,553       5-40

Machinery and equipment         99,790        91,638       3-20

Capital leases                     877         1,283    See Below

Construction in progress         2,805         3,417         -

                               127,811       114,437

Less accumulated depreciation   76,686        72,235

Net property, plant and
  equipment                   $ 51,125      $ 42,202



    Capital leases consist primarily of automobiles and telephone and computer equipment and are amortized over the economic life of the assets or the term of the leases, whichever is shorter.

    Maintenance and repairs charged to expense amounted to approximately $10,046, $11,093, and $9,300 for 1996, 1995 and 1994,
respectively.

    Depreciation expense relating to property, plant and equipment were $8,039, $7,566, and $6,892 for 1996, 1995 and 1994, respectively.

Note F - Debt


Debt consists of the following:

Fiscal Year                              1996           1995

Notes due to Raymark (a)               $ 39,444     $ 41,172
Notes payable to banks (b)               10,701        8,187
Capitalized leases and other
  obligations                               389          385
Total borrowings                         50,534       49,744
Less short-term debt and current
  portion of long-term debt              22,860       31,026

Long-term debt                         $ 27,674     $ 18,718

       The aggregate maturities of debt are as follows:

                     1997              $ 22,860
                     1998                 6,393
                     1999                21,260
                     2000                    21

                  Total Debt           $ 50,534

       (a) The notes due to Raymark amounting to $39,444 and $41,172 at December 29, 1996 and December 31, 1995, respectively, are the result of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987.

            In December 1992, the Company and Raymark amended the Asset Purchase Agreement of the Wet Clutch and Brake Division. Under the terms of the amendment, the original note in the principal amount of $23,074 plus accrued interest of $17,543 was canceled and replaced by an uncollateralized promissory note in the amount of $40,617, bearing interest at the rate of 6% per annum and payable in equal monthly installments of $650 commencing April 1993. The principal portion of the monthly installments was to be paid into an escrow account pending clearance of all Raymark encumbrances and liabilities as provided by the agreement (refer to Note A). In May 1995, the escrow agreement was amended, and the Company reclaimed the balance in the escrow and suspended payment of the monthly installments as a result of the Third Circuit Court of Appeals decision that jeopardizes the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. In February 1997, monthly installments of $650 were resumed to ensure indemnification of Raymark liabilities in the event the Raytech bankruptcy is dismissed pursuant to the pending motion to dismiss and claims for Raymark liabilities are levied against Raytech. The principal of the debt owed Raymark was adjusted to reflect payments, accrued interest and indemnity offsets resulting in a revised promissory note in the amount of $33,694.

          As agreed by the Company and Raymark, remaining obligations under the German subsidiary note, payable in German deutsche marks (DM) are suspended pending the assets purchased being free of all Raymark related encumbrances and liabilities.
At December 29, 1996 and December 31, 1995, the balances due on the German note amounted to DM 4,612 ($2,995) and DM4,440 ($3,091), respectively, including interest of DM899 ($584) and DM625 ($435), respectively.

          In September 1993 and January 1994, Raytech Composites, Inc. ("RCI"), a wholly-owned subsidiary of the Company, entered into loan agreements with Raymark for $2,500 and $3,000, respectively. As of December 29, 1996 and December 31, 1995, RCI has $3,000 outstanding under the loan agreements. The loans bear interest at 6% per annum and are included in the current portion of long-term debt.

          The Company has classified the notes payable to Raymark for the acquisition of the Wet Clutch and Brake Division in accordance with the terms of the February 1997 adjusted note agreement. Amounts due under the German subsidiary notes and the RCI loan agreements with Raymark are classified as short-term liabilities and are included as 1997 maturities of debt, although actual repayment is subject to assets purchased from Raymark being free of related encumbrances and liabilities as well as the aforementioned bankruptcy proceedings. Costs incurred by the Company subject to the indemnification clause of the 1987 agreements will be applied as a reduction of the note obligations (refer to Note H). The repayment terms of this debt could be further affected by the Bankruptcy Court proceedings referred to in Note A.

     (b) The Company's wholly-owned German subsidiary (Raybestos Industrie-Produkte GmbH) has available lines of credit with several German banks amounting to DM5,910 ($3,838). Interest is charged at rates approximating 3-5% above the German Federal Bank rate. At December 29, 1996 and December 31, 1995, the weighted average rate on the outstanding borrowings was 7.25% and 6.86%, respectively. The expiration of the lines is on demand. The amount outstanding under these available lines of credit at December 29, 1996 and December 31, 1995 was DM3,054 ($1,983) and DM6,338 ($4,412),
respectively. At December 29, 1996 and December 31, 1995, the remaining available lines of credit amounted to DM2,856 ($1,855) and DM1,572 ($1,094), respectively.

          In March 1995, RPC, a wholly-owned subsidiary of the Company, entered into a five-year loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15,000, consisting of a revolving line of credit of $10,000 and a term loan of $5,000 at an interest rate of 1.75% above the prime rate. The amount of borrowing is predicated on satisfying an asset based formula related to levels of certain accounts receivable, inventories and machinery and equipment. The loans are collateralized by all assets, excluding land and buildings, at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. Under the terms of the loan agreement, RPC is required to maintain certain cash flow levels, and RPC's dividend payments to RCI are subject to certain restrictions. The amounts outstanding under the line of credit at December 29, 1996 and December 31, 1995 were $8,718 and $3,775, respectively. The additional borrowing availability at December 29, 1996 and December 31, 1995 was $6,282 and $11,225, respectively, based upon the asset borrowing formula. The Company has classified amounts outstanding under the line of credit as current since its intention is to repay such amounts as cash becomes available.

     The weighted average rates on notes payable at December 29, 1996 and December 31, 1995 were 9.49% and 8.43%, respectively.

Note G - Research and Development


     Cost of research and new product development amounted to $5,958 in 1996, $5,864 in 1995, and $5,298 in 1994 and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note H - Related Parties


       During 1996 and other relevant periods of time, Raymark was owned by a corporation owned by Bradley C. Smith, son of Craig R.
Smith, Director and Chief Executive Officer of the Company.

       As discussed in Note A, in 1987, Raytech acquired certain assets and assumed certain liabilities of the Wet Clutch and Brake Division and acquired the stock of a German subsidiary from its then wholly-owned subsidiary, Raymark. The purchases from Raymark and subsequent transactions with Raymark took place as follows:

       Wet Clutch and Brake Acquisition

       The purchase price of $76,900 for the Wet Clutch and Brake Division was initially comprised of $14,900 cash, $16,000 of Raytech stock issuable in installments and $46,000 of notes (refer to Note F). The Raytech stock issuable to Raymark was due in six annual installments beginning October 30, 1987. The first installment was $10,000 and the remaining installments were $1,200 each. The number of shares to be issued was determined by taking the average closing price of Raytech stock for the five days prior to the payment date. Accordingly, Raytech issued 1,365,188 and 311,688 shares of stock to Raymark as of November 1987 and 1988, respectively. Pursuant to the 1987 Asset Purchase Agreement of the Wet Clutch and Brake Division, Raymark could require Raytech to repurchase or redeem any of the shares of its stock held by Raymark at the then current market price. In June 1988, the Company reached an agreement with Raymark for cash prepayments on a portion of promissory notes due Raymark for the purchase of the Wet Clutch and Brake Division in return for the elimination of the redemption rights on 1,365,188 shares of Raytech stock then held by Raymark. This cash prepayment of $4,500 was paid to Raymark over an eighteen-month period, $2,100 during 1988, and the remaining $2,400 in 1989. In November 1988, pursuant to the said Asset Purchase Agreement, Raytech issued 311,688 shares of Raytech stock to Raymark. Raymark exercised its option to require the Company to repurchase these shares. Accordingly, Raytech paid $1,200 to Raymark in return for 311,688 shares of Company stock. The 1989 and 1990 installments of $1,200 were paid in cash in lieu of stock at the request of Raymark. In August 1991, the Company and Raymark amended the Asset Purchase Agreement to require all future annual stock payments in cash in lieu of the issuance of shares of Common Stock in annual installments through November 1992. In December 1992, the Asset Purchase Agreement was again amended providing for payment of the 1991 and 1992 payments to be completed in March 1993. Such amendment also provided for a restructure of the remaining note (see Note F).

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

       The Raymark Divestiture - Raytech management has been informed of the following with respect to ownership of Raymark:


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

       In October 1988, LCC repurchased 75% of its outstanding stock consisting of all of the shares beneficially owned by Craig R. Smith and Bradley C. Smith and another unrelated shareholder for $750. Consideration paid to Craig R. Smith and Bradley C. Smith was $450 and $150, respectively. Messrs. Smith and Smith were thereby completely divested of any stock ownership in LCC.

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

       Other Matters

       During 1989, Raytech incurred costs, including bankruptcy related attorneys' fees and lender refinance charges, in the amount of $1,558 subject to the indemnification clause of the 1987 agreement covering the purchase of assets of the Wet Clutch and Brake Division. Pursuant to Raymark's request, Raytech accepted 926,821 shares of Raytech stock in payment therefor. During 1990, Raytech incurred similar costs in the amount of $1,033 and was indemnified by a return of $364 or 177,570 shares of Raytech stock held by Raymark, an offset against the April 1990 note payment due under the German acquisition of $521, and then a subsequent return in February 1991 of an additional $148 or 74,826 shares of Raytech stock. Additionally, in January 1991, the Company incurred $750 of additional refinance charges, which were also subject to the indemnification clause. Raytech accepted Raymark's request to a reimbursement in the form of all remaining shares of Raytech stock held by Raymark, which amounted to $175 or 88,477 shares and then a reduction of $575 of future stock obligations pursuant to the Wet Clutch and Brake and German subsidiary acquisitions. Accordingly, in April 1991, $446 of such credit was used to defray the April 1991 stock obligation pursuant to the German subsidiary acquisition leaving a balance of $132 to be applied toward the stock obligation due in November 1991 pursuant to the Wet Clutch and Brake acquisition. In July 1991, the Company and Raymark agreed that any future reimbursement of indemnified costs by Raymark will be taken in the form of a reduction of future stock obligations under the Stock Purchase Agreement for the German subsidiary and any excess to be taken as a reduction of the note due Raymark. In December 1992, the Company and Raymark amended the Asset Purchase Agreement of the Wet Clutch and Brake Division. Under the terms of the amendment, the note in the principal amount of $23,074 plus accrued interest in the amount of $17,543 was canceled and replaced by an uncollateralized promissory note in the amount of $40,617, bearing interest at the rate of 6% per annum and payable in equal monthly installments of $650 commencing April 1993. The principal portion of the monthly installments was to be paid into an escrow pending clearance of all Raymark encumbrances and liabilities as provided by the Agreements. Payments due in 1991 and 1992 under the acquisition agreements as amended and deferred by agreement, amounting to $1,875, including accrued interest, were paid in monthly installments of $650 until paid in full in March 1993 bearing interest at 6%. As agreed by the Company and Raymark, 1993 and 1994 obligations under the German subsidiary note were suspended pending the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. Also, costs incurred by the Company subject to the indemnification clause of the 1987 agreements were to be applied as a reduction of the note obligations. As agreed in April 1993, the Company received 80,000 shares of its stock from Raymark valued at $262 as a credit for reimbursement of costs incurred by the Company under the indemnification clause. As of December 1994, the Company had incurred $253 of additional costs subject to the indemnification clause which were applied as a reduction of the note obligations pursuant to the agreement. As of May 1995, the Company had incurred $460 of additional costs subject to the indemnification clause which was applied as a reduction of the note obligations pursuant to the agreement. Also, in May 1995, the Company reclaimed the balance in the escrow and suspended payment of the monthly installments as a result of the Third Circuit Court of Appeals decision that jeopardizes the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. Monthly installments were resumed in February 1997 (see Note F). During 1996, the Company had incurred $2,622 of additional costs subject to the indemnification clause which were applied in February 1997 as a reduction of the note obligations pursuant to the agreement.

       In 1990 and 1991, Raytech Powertrain, Inc., a subsidiary of the Company, and owner of all of the capital stock of Allomatic Products Company ("APC"), sold approximately 45% of the capital stock of APC to a group of investors, including Craig Smith, for the purpose of partially financing APC's move from New York to Indiana and for the further growth of its business.
Subsequently, all APC stock held by Craig Smith was transferred to relatives and related companies, including Universal Friction Composites, Inc., and accordingly, in the opinion of General Counsel of the Company, remains 40% beneficially owned by him.
In March 1996, APC declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record in March 1996. At the record date, Craig Smith beneficially owned 41,904 shares of the outstanding shares of APC stock. The first, second and third quarter installments of the declared dividend were paid in 1996. The Company's Board of Directors reviewed Craig Smith's beneficial ownership of the APC stock and resulting payment of dividends at length and has recommended continued disclosure of the related party transactions and appointed the General Counsel of the Company to monitor and report all such related party transactions in the future.

       In September 1993 and January 1994, Raytech Composites,
Inc., a wholly-owned subsidiary of the Company, borrowed $2,500 and $500 under the loan agreements with Raymark. The loans bear interest at 6% per annum.

       During 1996 and 1995, the Company purchased yarn from Raymark amounting to $3,011 and $2,993, and at December 29, 1996 and December 31, 1995, the related payable amounted to $103 and $239, respectively.

       During 1993 and 1994, Raymark contracted with a subsidiary of the Company to purchase certain equipment for $1,570 which became excess as a result of the German consolidation. Payments in full were made in kind with manufactured yarn through August 1994.

       During 1988, the Company repurchased 200,000 shares of its common stock from Echlin Inc. in exchange for approximately $1,200 of credit on future product sales from the Company to Echlin, which is pre-petition debt under the Company's bankruptcy filing. As of December 29, 1996, Echlin's voting interest in the Company is 16.9%.

       In September 1996, Craig R. Smith entered into a consulting agreement with Raymark for services regarding asbestos litigation. Proceeds are to be paid to Raytech pursuant to the terms of the agreement. During 1996, $13 was paid to Raytech in the form of an offset against the note due Raymark.

Note I - Income Taxes


     Income before provision for income taxes and minority interest consists of:

                                1996         1995      1994

         Domestic             $19,982       $23,811   $18,875
         Foreign                  673           375    (4,417)

                              $20,655       $24,186   $14,458

     The Company's provision for taxes consists of the following:

                                1996         1995      1994

         Current:
           Federal            $ 3,004       $ 7,876   $ 5,277
           State                1,421         1,852     1,590
           Foreign                156           133        34

         Deferred:
           Federal               (975)         (852)   (1,086)

         Total income taxes   $ 3,606       $ 9,009   $ 5,815

       The analysis of the variance from the U.S. statutory income tax rate for consolidated operations is as follows:

                                          1996      1995      1994

       U.S. statutory rate                35.0%     35.0%     34.7%

       Increases (decreases)
         resulting from:
         Foreign losses not deductible      -        -        10.6
         Utilization of tax credits       (1.0)      (.1)     (5.0)
         Net decrease (increase) in
           benefit from carryback of
           future deductible amounts       3.0      (3.6)     (2.4)
         State income taxes, net of
           federal benefit                 4.2       5.0       7.2
         Adjustment of prior years'
           accruals                      (15.0)      (.1)     (4.8)
         Raymark indemnification
           payments                       (7.8)     (1.3)       -
         Other                             (.9)      2.3       (.1)

         Effective income tax rate        17.5%     37.2%     40.2%

       During 1996, the Company finalized its federal income tax audits for the fiscal years 1992-1994 resulting in a favorable adjustment of $3,100 to prior year income tax accruals.

       Deferred tax assets (liabilities) are comprised of the following:


                                        1996      1995      1994

     Excess of book provisions
       over tax deductions           $ 4,977   $ 5,247   $ 4,108
     Postretirement benefit            3,592     3,238     2,892
     Excess of tax basis over
       book basis of assets due
       to restructuring                3,346     2,277     2,580
     Foreign loss carryforwards        3,660     3,865     3,710
     Other                               947       798       982
     Gross deferred tax assets        16,522    15,425    14,272
     Deferred tax asset
       valuation allowance            (9,175)   (8,547)   (8,465)
     Deferred tax assets               7,347     6,878     5,807
     Gross deferred tax
       liabilities (excess of
       tax over book depreciation)    (2,846)   (3,352)   (3,134)

     Net deferred tax asset          $ 4,501   $ 3,526   $ 2,673

       The net deferred tax asset represents future tax deductions that can be realized upon carryback to prior years.

       The deferred tax asset valuation allowance increased by $628, $82 and $2,430 during 1996, 1995 and 1994, respectively.

       During 1996 and 1995, the Company utilized foreign loss carryforwards, which reduced income tax expense by $336 and $177, respectively. At December 29, 1996, the Company had foreign loss carryforwards of $7,320, which do not expire.

Note J - Employee Benefits


     Raytech has several pension plans covering substantially all employees. Pension expense for the defined benefit plan includes current service costs and the amortization of prior service costs over an average of thirteen years.

     The Company also provides self-insured health care and life insurance benefits for its active and retired employees.

     In January 1988, the Company formed Raytech Corporation's Retirement Plan for Hourly Employees (the "Raytech Plan"). The Raytech Plan covers substantially all hourly employees of RPC in Indiana retroactive to November 1, 1987 and calls for benefits to be paid to eligible employees at retirement based upon an annual normal retirement allowance of $192.00 multiplied by the number of years of credited service. Effective in January 1994, the retirement allowance was raised to $198.00, and in May 1996, it was increased to $204.00. Prior to November 1, 1987 all obligations due to Raybestos Products Company employees and the related assets were covered under Raymark Industries, Inc. Retirement Plan for Hourly Employees (the "Predecessor Plan"). In May of 1988, pursuant to the divestiture of Raymark, all assets and obligations of the Predecessor Plan transferred to Asbestos Litigation Management (see Notes A and H).

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

     The Company's funding policy is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act. The plan invests primarily in short-term investment contracts. The Company uses the "projected unit credit method" for determining the amounts and incidence of employer contributions to provide for pension benefits.

     The net periodic pension cost for defined benefit plans was comprised of:

                                           1996      1995     1994

     Service cost                        $ 247    $  174    $ 214
     Interest cost on projected benefit
       obligations                         155       124      107
     Actual return on plan assets          (99)      (79)     (59)
     Net amortization and deferral          30        11        8

     Net periodic pension cost           $ 333     $ 230    $ 270

     The funded status of the Raytech Plan is as follows:


                                       December 29,    December 31,
                                          1996            1995
Actuarial present value of
  benefit obligations:
    Vested                                $(2,390)      $(2,052)
    Non-vested                               (205)         (148)
Total accumulated benefit obligations     $(2,595)      $(2,200)

Projected benefit obligations             $(2,595)      $(2,200)
Plan net assets at fair value               1,931         1,460
Excess of projected benefit
  obligation over plan assets                (664)         (740)
Unrecognized past service cost                 71            79
Unrecognized actuarial loss                   514           502
Adjustment required to recognize
  minimum liability                          (585)         (581)
Net accrued pension liability             $  (664)      $  (740)


     The assumptions used for the fiscal years ending 1996, 1995 and 1994 were:

                                Dec. 29,    Dec. 31,     Jan. 1,
                                  1996        1995         1995

Discount rate                     7.0%        7.0%         8.5%
Expected long-term rate of
  return on assets                6.0%        6.0%         6.0%

     The Company's German subsidiaries have defined benefit plans covering certain employees. The net periodic pension cost for these defined benefit plans is comprised of:

                                     1996      1995       1994

Service cost                        $  96    $  105      $  91
Interest cost on projected
  benefit obligation                  178       190        161
Amortization of transition amount      59        62         55
Amortization of actuarial gain       (204)     (182)      (157)

Net periodic pension cost           $ 129    $  175      $ 150

Discount rate                         7.0%      7.0%       7.0%

     The status of the German plans is as follows:

                                          Dec. 29,    Dec. 31,
                                            1996       1995

Actuarial present value
  benefit obligations:
  Vested                                  $(2,214)    $(2,387)
  Non-vested                                 (149)       (164)
Total accumulated benefit obligations     $(2,363)    $(2,551)

Projected benefit obligations             $(2,477)    $(2,722)
Unrecognized past service cost                404         495
Unrecognized actuarial gain                  (154)       (159)
Current maturities                            117         132

Net accrued pension liability             $(2,110)    $(2,254)


     In June 1986, Raymark terminated its defined benefit plan for salaried employees and replaced it by modifying the defined contribution plan. Subsequent to the sale of Raymark, this defined contribution plan was replaced by a similar plan which covers essentially all salaried employees of Raytech. Contributions generally aggregate up to 6% of each salaried employee's base salary in stock or cash. The total expense in 1996, 1995 and 1994 under these defined contribution plans was $632, $598 and $603, respectively.

     The Company also provides certain postretirement life insurance and medical benefits covering certain hourly and salaried domestic employees. These benefits and similar benefits for active employees are provided through an insurance company and a third-party administrator whose premiums are based on benefits paid during the years.

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

     The Company also has a contributory, self-insured post-retirement health plan. The plan provides certain medical coverage to retirees and their dependents during the retirees' lifetime, and benefits are subject to deductibles, an 80% coinsurance provision and a $10 lifetime maximum for post age 65 hourly employees and a $50 lifetime maximum for post age 65 salaried employees. Eligibility is based on age and years of service. Hourly participant contributions are governed by the Company's collective bargaining agreement for pre-age 65 coverage and are based on scheduled amounts for post age-65 coverage. Contributions for pre-age 65 salaried participants are based on 15% of pooled cost for retirees and 25% of pooled cost for spouses with no contribution required for post-age 65 participants.

     The Company funds the costs associated with providing the post-retirement life insurance and health benefits on a "pay-as-you-go" basis.

     The components of the accumulated postretirement benefit obligation are as follows:

                                             1996         1995

Retirees and dependents                   $ 1,227      $   979
Actives fully eligible                      2,780        3,076
Actives not fully eligible                  4,775        5,950
Unfunded accumulated postretirement
  benefit obligation                        8,782       10,005
Unrecognized net gain(loss)                   657       (1,566)
Accrued postretirement benefit cost         9,439        8,439
Less current portion                          196          186
                                          $ 9,243      $ 8,253

     The components of net periodic postretirement benefit expense for fiscal 1996, 1995 and 1994 are as follows:

                                             1996    1995    1994

     Service cost                          $  511   $ 383  $  431
     Interest cost on accumulated
       post-retirement benefit obligation     680     623     548
     Unrecognized net gain(loss)               77     (11)     73
      Net periodic expense                 $1,268   $ 995  $1,052

     The assumed discount rates used to measure the accumulated postretirement benefit obligation at December 29, 1996, December 31, 1995 and January 1, 1995 were 7.0%, 7% and 8.5%, respectively. The assumed health care cost trend rate used to measure the expected cost of benefits is 6.5% for both fiscal 1997 and 1996. The health care cost trend rate has a significant effect on the amounts reported.
For example, a one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $1,100 and increase net periodic expense by $100.

     The following table summarizes the number of active and retired employees at the end of the last three fiscal years who are covered under these plans:

             Year            Active          Retirees

             1996            1,259               45
             1995            1,244               41
             1994            1,310               36

     Effective the beginning of fiscal 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which requires companies to recognize the cost of providing postemployment benefits over the employees' service period. The effect of implementing the provisions of SFAS 112 was immaterial.
          During 1988, certain assets of the employee savings plans were invested in a long-term investment contract with Executive Life Insurance Company. In April 1991, Executive Life Insurance Company was placed in conservation by the California Insurance Commission and pursuant to the terms of a Rehabilitation Plan approved by a California Superior Court effective September 1993, all contracts were restructured adjusting the values downward. In 1994, the Company committed to make additional contributions to the employee savings plans to reinstate certain designated employee investment values lost as a result of the Executive Life Insurance Company failure and subsequent conservation and rehabilitation plan.
Following receipt of governmental approvals, the Company made the contributions to the employee savings plans in April 1995 in the amount of $1,068 covering full reinstatement of investment losses in Executive Life contracts. In May 1996 and October 1995, the Company was reimbursed $79 and $224, respectively, from Executive Life holdbacks.

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

    A summary of information about Raytech's operations by geographic segments at year-end 1996, 1995 and 1994 and for the fiscal years then ended follows:


                              Net    Operating   Identifiable
                             Sales     Income       Assets

1996

Domestic                   $172,424   $ 22,153     $119,821
Europe (1)                   45,259      1,450       20,334

  Consolidated             $217,683   $ 23,603     $140,155


1995

Domestic                   $128,629   $ 19,835     $ 90,258
Europe (1)                   48,869      1,124       24,178

  Consolidated             $177,498   $ 20,959     $114,436


1994

Domestic                   $124,116   $ 21,011     $ 70,550
Europe (1)                   43,499     (2,606)      21,259

  Consolidated             $167,615   $ 18,405     $ 91,809

(1)  Primarily Germany

     Domestic sales to a single customer, Caterpillar, Inc., were 15%, 14%, and 16% of consolidated sales for 1996, 1995 and 1994, respectively. The Company's German subsidiaries had sales to two customers, Fichtel & Sachs and LUK, of 7% and 5% each of consolidated sales for 1996, of 9% and 8% each of consolidated sales for 1995, and 9% each of consolidated sales for 1994.

  Domestic operating income includes corporate general and administrative expenses.

NOTE L - Summarized Quarterly Financial Data (Unaudited)
         (in thousands except share and market data)





                                       Fiscal Quarters Ended 1996
                               March 31    June 30   Sept. 29  December 29

Net sales                     $ 52,037    $ 60,142   $ 53,660   $ 51,844
Gross profit                    13,799      14,790     12,799     12,881
Income before provision
  for taxes and minority
  interest                       6,598       7,322      5,196      1,539
Net income                    $  3,691    $  4,592   $  4,754(a)$  2,954(a)
Net income per share          $   1.09    $   1.31   $   1.38   $    .86

Market range:
  -high                          3-7/8       6-3/4       5         4-1/2
  -low                           2-7/8       3-1/2       3-3/4     3-1/2
Dividends                          -           -          -          -




                                       Fiscal Quarters Ended 1995
                                April 2    July 2   October 1  December 31

Net sales                     $ 49,913   $ 45,705    $ 41,685   $ 40,195
Gross profit                    14,389     11,176      10,508     12,626
Income before provision
  for taxes and minority
  interest                       7,117      9,751       3,184      4,134
Net income                    $  4,577   $  5,645(b) $  1,586   $  2,529
Net income per share          $   1.33   $   1.67    $    .47   $    .75

Market range:
  -high                          4-5/8      4-3/8       4-1/4      3-3/4
  -low                           4          2-1/4       2-3/4      2-3/4
Dividends                          -          -           -          -


(a) Includes adjustments to income tax expense for prior year accruals no longer required.

(b) Includes a one-time after-tax gain of $2,758, which resulted from a favorable judgment in regard to a product defamation lawsuit.

Note M - Supplementary Financial Statement Detail



Fiscal Year                                 1996         1995

ACCOUNTS PAYABLE

Trade accounts payable                   $ 11,882     $  9,377
Amounts due to AFM                          7,076          -
Other                                          41           11
                                         $ 18,999     $  9,388


Fiscal Year                                 l996         l995

ACCRUED LIABILITIES

Property taxes                           $  1,933     $  2,023
Legal                                         728          324
Taxes                                         113        2,050
Wages and related taxes                     8,547        7,483
Pensions and employee benefits              2,616        2,747
Product due Echlin (see Note H)             1,183        1,183
Other                                       7,639        4,566
                                         $ 22,759     $ 20,376

OTHER LONG-TERM LIABILITIES

Long-term pensions                       $  2,110     $  2,253
Other                                       2,309        5,742
                                         $  4,419     $  7,995

Fiscal Year                         1996        1995      1994

OTHER OPERATING INCOME (EXPENSE), NET

Production equipment write-down    $  -      $(1,746)      -
German plant consolidation            -          -     $(1,167)
Insurance recovery                    183        -         -
Reinstatement of designated
 employee savings plans values         79        224      (400)
Other                                 (65)       -         -
                                   $  197    $(1,522)  $(1,567)

OTHER INCOME (EXPENSE), NET

Interest income                    $  218    $   227   $    82
Lawsuit judgment                      -        4,597        -
Note settlement                       -          489        -
Other                                 (97)       604      (796)
                                      121    $ 5,917   $  (714)

ALLOWANCE FOR BAD DEBTS

Beginning balance                  $  822    $   519   $   402
Provisions                             28        303       312
Charge-offs                          (124)       -        (195)
Ending balance                        726    $   822   $   519

Note N - Commitments


    Rental expense amounted to $995, $894, and $741, in 1996, 1995 and 1994, respectively. The approximate minimum rental commitments under non-cancelable leases at December 29, 1996 were as follows:
1997, $469; 1998, $412; 1999, $222; 2000, $118; 2001, $116; and 2002
and thereafter, $532.

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

       The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, the adoption of this statement in fiscal 1996 did not affect the Company's results of operations, financial position or liquidity. Had compensation cost been determined consistent with FAS No. 123, pro forma net income and earnings per share would not have changed from the reported amounts since no options have been granted since December 15, 1994.

       Changes during the three years ended December 29, 1996 in shares under option were as follows:

                                    1996                    1995                 1994
                                Weighted                Weighted             Weighted
                                 Average                 Average              Average
                                Exercise                Exercise             Exercise
                      Options      Price    Options        Price   Options      Price

Outstanding at
 beginning of year    697,234     $ 3.66    813,055       $ 4.04   869,342     $ 4.02

Granted                   -                     -                      -
Exercised              (9,682)      2.75    (11,115)        2.25   (19,869)      2.45
Lapsed                (25,000)      6.75   (103,406)        6.81   (36,418)      4.49
Canceled               (4,202)      2.94     (1,300)        1.75       -           -

Outstanding at
  end of year         658,350       3.56    697,234         3.66   813,055       4.04

Options available
 for future awards
 at end of year        30,299                26,747                 26,747

Options exercisable
 at end of year       658,350       3.56    697,234         3.66   813,055       4.04

       Options outstanding and exercisable at December 29, 1996 were as follows:

                                    Options Outstanding         Options Exercisable
                                    Weighted
                                     Average   Weighted                    Weighted
                                   Remaining    Average                     Average
        Range of        Number   Contractual   Exercise          Number    Exercise
 Exercise Prices   Outstanding          Life      Price     Exercisable       Price

 $ 1.75 - $ 2.63      93,500          2.84      $ 1.75        93,500        $ 1.75
 $ 2.75 - $ 4.13     440,585          5.84        2.75       440,585          2.75
 $ 7.63 - $11.44     124,265           .47        7.79       124,265          7.79

 $ 1.75 - $11.44     658,350          4.40      $ 3.56       658,350        $ 3.56

Note P - Concentration of Trade Receivables and
          Financial Instruments


     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, trade receivables and investments in marketable securities. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The primary businesses of the Company's U.S. subsidiaries are the automotive and heavy duty equipment markets and the related aftermarkets within the United States. As of December 29, 1996 and December 31, 1995, the Company had uncollateralized receivables with two customers approximating $6,804 and $3,721, respectively, which represents 28.5% and 21% of the Company's trade accounts balance, respectively. During fiscal 1996 and 1995, sales to these customers amounted to approximately $36,291 and $37,609, respectively, which represents 16.7% and 21% of the Company's revenues, respectively. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has investments in U.S. Treasury notes in the amount of $2,100 which mature in 1998.

Note Q - Acquisition


     On January 31, 1996, Raytech Composites, Inc. ("Composites"), a subsidiary of Raytech, and Raybestos Products
Company ("RPC"), a subsidiary of Composites, entered into a series of related transactions with Advanced Friction Materials ("AFM") and related entities and persons as follows: Composites acquired a 47% minority share of the common stock of AFM for $9.4 million cash at closing; RPC acquired 100% of the common stock of AFM Management Company, which leases employees to AFM, for $1.0 million, which was paid for on January 31, 1997; RPC acquired the machinery and equipment and certain other operating assets of AFM for $3.5 million cash at closing; RPC committed to acquire land and building utilized in AFM's manufacturing operations (land and building located at 44650 Merrill, Sterling Heights, Michigan) from a principal owner of AFM for $6.6 million, which was consummated on January 31, 1997; RPC loaned AFM $1.3 million cash at closing bearing interest at the prime rate and maturing on January 31, 2003; RPC agreed to acquire AFM's inventory subsequent to closing, which has amounted to approximately $3.2 million. In addition, the parties entered into various other agreements, including supply and technology exchange agreements. Subsequent to the transaction, RPC is supplying AFM with products (automobile transmission component parts) manufactured at the Sterling Heights facility. Sales prices between RPC and AFM are established under the terms of the supply agreement entered into at closing. AFM will bear responsibility principally for sales and marketing of the products to original equipment manufacturers and development of new products.

     Composites 47% ownership interest in AFM is accounted for under the equity method commencing February 1, 1996. The excess of purchase price over the Company's equity in the underlying net assets of AFM is being amortized on a straight line basis over a 30-year period.

     The machinery and equipment and real property have been recorded based upon the fair value of the assets. Had the transactions described above occurred on January 1, 1996 or January 2, 1995, the estimated pro forma effect on the Company's net income would not have been material.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raytech Corporation and subsidiaries as of December 29, 1996 and December 31, 1995 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, Raymark Corporation ("Raymark") is a defendant in numerous lawsuits seeking substantial damages relating to airborne asbestos fibers. The Company has been named a co-defendant in approximately 3,300 of these asbestos-related lawsuits as a successor in liability to Raymark. In addition, the Company is co-defendant with Raymark in lawsuits involving environmental matters as a successor in liability to Raymark. On March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Under the provisions of the Bankruptcy Code, the Company is operating as a debtor-in-possession. The Company's operating subsidiaries, none of which have filed for protection under Chapter 11, continue to operate their businesses in the ordinary course of business. Raytech filed to protect itself from the lawsuits mentioned above and to obtain a binding ruling for all jurisdictions on whether Raytech is liable as a successor for asbestos-related claims, including any claims yet to be filed, relating to the operations of Raymark or its predecessors.

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





                                       COOPERS & LYBRAND L.L.P.



Stamford, Connecticut
March 13, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None


                                           PART III

Item 10.  Directors and Executive Officers of Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Item 13.  Certain Relationships and Related Transactions

         Responses to Items 10 through 13 are included in the Registrant's definitive proxy statement filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders.



                                           PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

(a)  The following financial statements are included in Part II,
     Item 8:

         (1)  Financial Statements

              Consolidated Balance Sheets - December 29, 1996 and
              December 31, 1995

              Consolidated Statements of Operations for the 1996,
              1995 and 1994 fiscal years

              Consolidated Statements of Cash Flows for the 1996,
              1995 and 1994 fiscal years

              Consolidated Statements of Shareholders' Equity
              (Deficit) for the 1996, 1995 and 1994 fiscal years

              Notes to Consolidated Financial Statements

              Report of Independent Accountants

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

    (b)  Reports on Form 8-K

         In Form 8-K dated January 31, 1996, Raytech Composites, Inc., a subsidiary of the Registrant, acquired a minority share of 47% of the stock of Advanced Friction Materials Company located in Sterling Heights, Michigan, from Oscar E. Stefanutti and related family trusts. Consideration for the stock transaction was $9,400,000 taken from cash reserves based upon a principle of current value related to synergies of the business, coupled with projected earnings. Raybestos Products Company, the operating subsidiary of Raytech Composites, Inc., simultaneously entered into a technology exchange agreement with Advanced Friction Materials Company and agreed to purchase certain operating assets and real property both on the closing and on the first anniversary date at a combined purchase price of $10,600,000 cash to be adjusted in part by an evaluation of certain current assets. Advanced Friction Materials Company, the majority ownership of which remains in Oscar E. Stefanutti and related family trusts, is engaged and will continue in the development, engineering and sales of automobile transmission component parts, including friction plates, bands and friction materials for torque converters, to original equipment manufacturers. On April 12, 1996, Amendment No. 1 was filed on Form 8-K/A, providing the financial statements for the acquired business and the pro forma financial information required to be filed.

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

                                                                   Page

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

         10(h)  Loan Agreement dated September 16, 1993 between
                Raytech Composites, Inc. and Raymark Industries,
                Inc. (j)

         10(i)  Loan Agreement dated January 10, 1994 between
                Raytech Composites, Inc. and Raymark Industries,
                Inc. (j)

         10(j) Loan and Security Agreement dated March 29, 1995 between Raybestos Products Company and The CIT
                Group/Credit Finance, Inc. (m)

         11     Statement re. Computation of Per Share Earnings      94

         22     Subsidiaries of Raytech                              95

         24     Consent of Independent Accountants                   96

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

         (j) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 1994.

         (k) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 1994.

         (l) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 1994.

 (m)  Included as an Exhibit to Registrant's Report on Form
              10-Q filed with the Securities and Exchange Commission on April 2, 1995.

          Copies of exhibits which are not included herewith and which have not previously been filed with the Securities and Exchange Commission may be obtained by submitting a written request, specifying the name of the exhibit and including payment of $2.00 for each exhibit to cover handling and postage, to:
          LeGrande L. Young, Secretary, Raytech Corporation, Suite 512, One Corporate Drive, Shelton, Connecticut 06484.

     (d) The Index to Consolidated Financial Statements and Financial Statement Schedules is included beginning on page 87 hereafter.

                          Index To Consolidated Financial Statements
                               and Financial Statement Schedules

                                                                Page
   Financial Statements:

     Consolidated Balance Sheets for the
     Fiscal Years Ended December 29, 1996
     and December 31, 1995                                        34

     Consolidated Statements of Operations
     for the 1996, 1995 and 1994 Fiscal Years                     35

     Consolidated Statements of Cash Flows
     for the 1996, 1995 and 1994 Fiscal Years                     36

     Consolidated Statements of Shareholders'
     Equity (Deficit) for the 1996, 1995, and 1994
     Fiscal Years                                                 37

     Notes to Consolidated Financial Statements                   40

     Report of Independent Accountants                            80


   Financial Statement Schedules:

     Schedule I - Condensed Financial Statements
                  of the Registrant (Parent)(Unaudited)           88

                                        RAYTECH CORPORATION

                            SCHEDULE I - Condensed Financial Statements
                                     of the Registrant (Parent)

                                     BALANCE SHEETS (UNAUDITED)
                                          (in thousands)

                                               ASSETS



                                                      1996              1995

Assets:
  Cash                                             $    134          $     65
  Other current assets                                  794                 2
  Deferred taxes                                      3,761             3,977
  Due from Raytech Composites, Inc.
    (eliminated in consolidation)                     1,478             1,310

     Total current assets                             6,167             5,354

  Property, plant and equipment, net                    134               111
  Investment in majority-owned subsidiaries          30,670            22,262

  Deferred taxes                                        501             2,901
  Other long-term assets                              1,210             1,080
     Total assets                                  $ 38,682          $ 31,708


                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Accounts payable                                 $     41          $     33
  Accrued liabilities                                 3,954             8,871

     Total current liabilities                        3,995             8,904

  Other liabilities                                     672             4,124

     Total liabilities                                4,667            13,028

Investment in subsidiaries                              -                 -


Shareholders' equity (deficit)
  Common stock                                     $  5,372          $  5,362
  Additional paid in capital                         70,208            70,192
  Accumulated deficit                               (38,922)          (54,913)
  Cumulative translation adjustment                   1,918             2,600

                                                     38,576            23,241

Less treasury stock at cost                          (4,561)           (4,561)

  Total shareholders' equity (deficit)               34,015            18,680

  Total liabilities and shareholders'
    equity (deficit)                               $ 38,682           $31,708

The accompanying notes and the notes to the consolidated financial statements are an integral part of the condensed financial statements.

                                        RAYTECH CORPORATION

                            SCHEDULE I - Condensed Financial Statements
                                     of the Registrant (Parent)

                                STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands, except share data)





                                                 1996          1995         1994


General and administrative expenses            $ 2,489       $ 4,436      $ 4,774

Income (loss) before equity in earnings
  in subsidiaries                               (2,489)       (4,436)      (4,774)

Equity in earnings of subsidiaries              18,480        18,773       13,417

Net income                                      15,991      $ 14,337      $ 8,643

Earnings per share                             $  4.65      $   4.26      $  2.52

Average shares outstanding                   3,441,645     3,369,003    3,426,034


The accompanying notes and the notes to the consolidated financial statements are an integral part of these condensed financial statements.

                                        RAYTECH CORPORATION

                            SCHEDULE I - Condensed Financial Statements
                                     of the Registrant (Parent)
                                STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          (in thousands)




                                              1996           1995            1994


Net cash used in operating activities       $(2,972)       $(2,082)        $(3,892)

Cash flow from investing activities:
  Dividends from subsidiary                   3,015          2,070           3,973

Net cash provided by
  investing activities                        3,015          2,070           3,973

Cash flow from financing activities:
  Proceeds from sale of stock                    26             25              52
  Increase (decrease) in bank overdraft         -               -              (81)

Net cash provided by (used in)
  financing activities                           26             25             (29)

Net change in cash                               69             13              52

Cash, beginning of period                        65             52              -

Cash, end of period                         $   134         $   65          $   52


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

                        SCHEDULE I - Condensed Financial Statements
                                of the Registrant (Parent)




                         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                     (in thousands)




Note 1:     Basis of Presentation

     The accompanying notes should be read in conjunction with the consolidated financial statements of Raytech Corporation (the "Registrant") and the notes thereto. The accompanying financial statements of Raytech Corporation, a holding company, include the following accounts:

           .   Cash in debtor-in-possession accounts.

           . Income tax accounts except as related to Allomatic Products Company and foreign subsidiaries. Under the Company's corporate tax allocation policy, income taxes are provided on a stand-alone basis.

           . Costs and expenses and related accounts payable and accrued liabilities which in the opinion of management relate to the operation of the holding company. Such costs consist principally of compensation and related costs of certain employees now designated as employees of the Registrant, operating costs of the Shelton, Connecticut, headquarters facility, certain professional fees, shareholder fees and public relations expenses. These costs are financed with subsidiary dividends.

           .   Capital accounts of the holding company.

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

                              RAYTECH CORPORATION


                              By: /s/CRAIG R. SMITH
                                  Craig R. Smith
                                  President and
                                  Chief Executive Officer

Date: March 25, 1997

                                         SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on March 25, 1997.


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