Form 10-Q
period 1997-03-30
RAYTECH CORP
filed 1997-05-09
CIK 797917

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


 For the Quarter ended                March 30, 1997


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


                   Yes   X              No

 As of March 30, 1997, 3,256,282 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.


                              Page 1 of 26

                        RAYTECH CORPORATION

                               INDEX


                                                            Page
                                                           Number

 PART I. FINANCIAL INFORMATION:

 Item 1.   Condensed Consolidated Balance Sheets as
           at March 30, 1997 and March 31, 1996                3

           Condensed Consolidated Statements of
           Operations for the thirteen weeks ended
           March 30, 1997 and March 31, 1996                   4

           Condensed Consolidated Statements of Cash
           Flows for the thirteen weeks ended
           March 30, 1997 and March 31, 1996                   5

           Notes to Condensed Consolidated
           Financial Statements                                6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      14


  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                  17

  Item 6.  Exhibits and Reports on Form 8-K                   23

           Signature                                          24

           Exhibit 11 - Earnings Per Share Computation        25

RAYTECH CORPORATION


CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
                                                                  March 30,   Dec. 29,
As at                                                               1997       1996

ASSETS
Current assets
  Cash and cash equivalents                                      $  3,921    $ 11,341
  Trade accounts receivable, less allowance of $672
    for 1997 and $726 for 1996                                     27,666      23,866
  Inventories                                                      29,139      28,709
  Other current assets                                              9,064       8,120
      Total current assets                                         69,790      72,036

Property, plant and equipment                                     128,393     127,811
  Less accumulated depreciation                                    77,395      76,686
      Net property, plant and equipment                            50,998      51,125
Investment in securities                                            2,100       2,100
Investment in and advances to affiliates                           10,086       9,972
Other assets                                                        5,080       4,922
Total assets                                                     $138,054    $140,155

LIABILITIES
Current liabilities
  Notes payable                                                  $  9,044    $ 10,701
  Current portion of long-term debt - Raymark                      12,409      12,007
  Current portion of long-term debt                                   152         152
  Accounts payable                                                 13,688      18,999
  Accrued liabilities                                              23,150      22,759
      Total current liabilities                                    58,443      64,618

Long-term debt due to Raymark                                      26,878      27,437
Long-term debt                                                        708         237
Postretirement benefits other than pensions                         9,731       9,429
Other long-term liabilities                                         4,693       4,419
Total liabilities                                                 100,453     106,140

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,388,341 and 5,371,821
    issued and outstanding in fiscal 1997 and 1996, respectively    5,388       5,372
Additional paid in capital                                         70,230      70,208
Accumulated deficit                                               (34,640)    (38,922)
Cumulative translation adjustment                                   1,184       1,918
                                                                   42,162      38,576
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   37,601      34,015
Total liabilities and shareholders' equity                       $138,054    $140,155

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share data)




                                                      March 30,      March 31,
For the 13 Weeks Ended                                  1997           1996


Net sales                                           $  59,121       $ 52,037
Cost of sales                                         (45,193)       (38,238)

  Gross profit                                         13,928         13,799

Selling, general and administrative expenses           (7,141)        (6,637)

  Operating profit                                      6,787          7,162

Interest expense                                         (318)          (359)
Interest expense - Raymark                               (469)          (413)
Other income, net                                         482            208

Income before provision for income taxes
  and minority interest                                 6,482          6,598
Provision for income tax                               (1,954)        (2,617)
Minority interest                                        (246)          (290)

Net income                                          $   4,282       $  3,691

Net income per share                                $    1.22       $   1.09

Weighted average shares outstanding                 3,522,455      3,372,574

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)



                                                       March 30,    March 31,
For the 13 Weeks Ended                                   1997         1996

    Net cash provided by operating activities         $  4,521     $  2,583

Cash flow from investing activities:
  Capital expenditures                                  (2,859)      (1,366)
  Proceeds on sale of property, plant and equipment         54           22
  Note receivable due from AFM                              37          -
  Equity Investment in AFM                                 -         (9,400)
  Payments to AFM for land and building                 (7,076)         -
  Payments to AFM for machinery and equipment              -         (3,500)
    Net cash used in investing activities               (9,844)     (14,244)

Cash flow from financing activities:

  Payments on short-term borrowings                     (1,498)      (3,241)
  Principal payments on long-term debt                     (42)         (42)
  Proceeds from long-term borrowings                       484          -
  Payments on borrowings from Raymark                     (951)         -
  Other                                                    (32)          (1)

    Net cash used in financing activities               (2,039)      (3,284)

Effect of exchange rate changes on cash                    (58)         (18)

Net change in cash and cash equivalents                 (7,420)     (14,963)

Cash and cash equivalents at beginning of period        11,341       19,598

Cash and cash equivalents at end of period            $  3,921     $  4,635


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


  NOTE A - RESTRUCTURING OF RAYTECH, CHAPTER 11 PROCEEDINGS
           AND OTHER LITIGATION

        The restructuring of the Company in October 1986 was for the stated purpose of separating Raytech from Raymark Industries, Inc.'s ("Raymark") substantial asbestos-related liabilities and litigation. For a further discussion of this matter, please refer to Raytech's 1996 Form 10-K, Part 1, Item 1, pages 4-7, 13-19. As part of the restructuring process of Raytech, Raymark common stock was divested and sold in May, 1988 to Asbestos Litigation Management, Inc.

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

        As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and recordkeeping on operations in compliance. Potential fines for the violations could be as high as $4.6 million; however, the Company is in negotiations with the DEQ and believes it will resolve the matter for substantially less. The Company is working diligently to get its operations in compliance. The Company has accrued its estimate of the probable cost of resolution of this matter.

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

  NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of March 30, 1997 and December 29, 1996, the results of operations for the thirteen weeks ended March 30, 1997 and statements of cash flows for the thirteen weeks ended March 30, 1997. Except for the matters disclosed herein, all adjustments are of a normal recurring nature. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended December 29, 1996.

          The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


  NOTE C - INVENTORIES

          Net, inventories consist of the following:

                              March 30, 1997    December 29, 1996

          Raw material           $ 9,670            $ 9,921
          Work in process          8,793              8,033
          Finished goods          10,676             10,755

                                  $29,139            $28,709

  NOTE D - RELATED PARTIES

          During the first quarter of 1997, the Company purchased yarn from Universal Friction Composites, a related party, in the amount of $1,109 and at March 30, 1997, the related payable amounted to $205.

          In March 1997, Allomatic Products Company ("APC"), a majority-owned subsidiary, declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record on March 31, 1997. At the record date, Craig R. Smith beneficially owned 41,904 shares, or 40% of the outstanding shares.

          Earnings attributable to minority shareholders of Allomatic Products Company have been presented net of income tax as minority interest in the Condensed Consolidated Statement of Operations.

          In September 1996, Craig R. Smith entered into a consulting agreement with Raymark for services regarding asbestos litigation. Fees in 1997 are to be paid to Raytech pursuant to the terms of the agreement.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Summary

        Net income for the thirteen-week period ended
  March 30, 1997 amounted to $4,282 or $1.22 per share as compared with $3,691 or $1.09 per share for the corresponding period in 1996. The overall improvement is the result of increased sales in the domestic market segments, partially offset by lower margins due to competitive pricing pressures. European sales decreased primarily due to foreign currency fluctuation.

  Net Sales

        Net sales for the thirteen-week period ended March 30, 1997 increased 13.6% to $59,121 as compared with $52,037 for the same period one year ago. The overall improvement for the thirteen-week period is primarily due to additional sales of approximately $4,657 related to the Sterling Heights operations and additional volume within the domestic automotive, agriculture and construction product market segments. Excluding Sterling Heights, domestic sales increased by $3,766 compared to last year. However, European sales decreased by $1,339 primarily due to foreign currency fluctuation.

  Gross Margin

        Gross profit margin as a percentage of sales for the thirteen-week period ended March 30, 1997 is 23.6%, as compared to 26.5% for the same period one year ago. The overall decrease is primarily due to an increase in domestic manufacturing labor and material costs, equipment maintenance, contractual price reductions to certain customers and a lower gross margin on domestic agriculture and foreign automotive sales.

  Selling, General and Administrative Expense

        Selling, general and administrative expenses increased to $7,141 as compared to $6,637 one year earlier. Expenses are up due to the impact of increased sales volume on related expenses, an increase in research and development, additional selling expense to meet customer requirements and the impact of the acquired Sterling Heights operation of Advanced Friction Materials Company ("AFM").

  Income Taxes

        The effective tax rate for the thirteen weeks ended
  March 30, 1997 is 30.1%. Included in the tax provision is an adjustment of prior years' accruals for tax items which are no longer required.

  Liquidity and Capital Resources

        During the first quarter of fiscal 1997, the Company generated positive cash flow from operating activities in the amount of $4.5 million. The positive cash flow is the result of the favorable earnings during the first quarter of fiscal 1997. Capital expenditures year-to-date for fiscal 1997 amounted to $3.1 million, which is consistent with the Company's projected spending plan for 1997.

        On January 31, 1997, Raybestos Products Company completed the purchase of AFM Management Company for $1.0 million from Advanced Friction Materials Company.

        On January 6, 1997, Raybestos Products Company ("RPC") completed the purchase of land and building from Advanced Friction Materials Company for $6.6 million.

        At March 30, 1997, the Company's wholly-owned German subsidiaries had available unused lines of credit amounting to DM3,018 ($1,802) which all expire on demand.

        In March 1995, Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, entered into a loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. The amount outstanding under this loan at March 30, 1997 was $7,258.

        Management believes that the Company will generate sufficient cash flow from operations during the balance of 1997 to meet all of the Company's obligations arising in the ordinary course of operations.

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

  Date: May 9, 1997