Form 10-Q
period 1997-06-29
RAYTECH CORP
filed 1997-08-08
CIK 797917

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


 For the Quarter ended                June 29, 1997


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


                   Yes   X              No

 As of June 29, 1997, 3,257,682 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                        RAYTECH CORPORATION

                               INDEX


                                                            Page
                                                           Number

 PART I. FINANCIAL INFORMATION:

 Item 1.   Condensed Consolidated Balance Sheets as
           at June 29, 1997 and December 29, 1996              3

           Condensed Consolidated Statements of
           Operations for the thirteen weeks and the
           twenty-six weeks ended June 29, 1997 and
           June 30, 1996                                       4

           Condensed Consolidated Statements of Cash
           Flows for the twenty-six weeks ended
           June 29, 1997 and June 30, 1996                     5

           Notes to Condensed Consolidated
           Financial Statements                                6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      14


  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                  16

  Item 6.  Exhibits and Reports on Form 8-K                   23

           Signature                                          24

           Exhibit 11 - Earnings Per Share Computation        25

RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
                                                                  June 29,    Dec. 29,
As at                                                               1997       1996

ASSETS
Current assets
  Cash and cash equivalents                                      $  6,680    $ 11,341
  Trade accounts receivable, less allowance of $843
    for 1997 and $726 for 1996                                     29,807      23,866
  Inventories                                                      28,429      28,709
  Other current assets                                              9,820       8,120
      Total current assets                                         74,736      72,036

Property, plant and equipment                                     134,808     127,811
  Less accumulated depreciation                                    78,920      76,686
      Net property, plant and equipment                            55,888      51,125
Investment in securities                                            2,100       2,100
Investment in and advances to affiliates                           10,294       9,972
Other assets                                                        5,076       4,922
Total assets                                                     $148,094    $140,155

LIABILITIES
Current liabilities
  Notes payable                                                  $ 15,565    $ 10,701
  Current portion of long-term debt - Raymark                      13,271      12,007
  Current portion of long-term debt                                   146         152
  Accounts payable                                                 15,659      18,999
  Accrued liabilities                                              20,912      22,759
      Total current liabilities                                    65,553      64,618

Long-term debt due to Raymark                                      24,503      27,437
Long-term debt                                                        706         237
Postretirement benefits other than pensions                         9,998       9,429
Other long-term liabilities                                         4,923       4,419
Total liabilities                                                 105,683     106,140

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,389,741 and 5,371,821
    issued and outstanding in fiscal 1997 and 1996, respectively    5,390       5,372
Additional paid in capital                                         70,231      70,208
Accumulated deficit                                               (29,497)    (38,922)
Cumulative translation adjustment                                     848       1,918
                                                                   46,972      38,576
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   42,411      34,015
Total liabilities and shareholders' equity                       $148,094    $140,155

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's omitted, except share data)









                                       For the 13 Weeks Ended    For the 26 Weeks Ended
                                       June 29,      June 30,    June 29,      June 30,
                                         1997           1996       1997          1996

Net Sales                              $ 60,760      $ 60,142    $119,881     $112,179
Cost of sales                           (47,077)      (45,352)    (92,270)     (83,590)

       Gross profit                      13,683        14,790      27,611       28,589

Selling and administrative expenses      (5,828)       (7,045)    (12,969)     (13,682)

       Operating profit                   7,855         7,745      14,642       14,907

Interest expense                           (327)         (591)       (645)        (950)
Interest expense - Raymark                 (562)         (413)     (1,031)        (826)
Other income (expense), net                 439           581         921          789

Income before provision for income
  taxes and minority interest             7,405         7,322      13,887       13,920
Provision for income tax                 (2,181)       (2,442)     (4,135)      (5,059)
Minority interest                           (81)         (288)       (327)        (578)

Net income                             $  5,143      $  4,592    $  9,425     $  8,283

Net income per share                   $   1.46      $   1.31    $   2.68     $   2.40

Average shares outstanding            3,525,023     3,493,306   3,523,075    3,449,201

The accompanying notes are an integral part of these statements.

                          RAYTECH CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)



                                                       June 29,     June 30,
For the 26 Weeks Ended                                   1997         1996

    Net cash provided by operating activities         $  9,141     $  6,063

Cash flow from investing activities:
  Capital expenditures                                  (9,818)      (3,720)
  Proceeds on sale of property, plant and equipment        105           96
  Note receivable due from AFM                              37          -
  Equity Investment in AFM                                 -         (9,400)
  Payments to AFM for land and building                 (7,076)         -
  Payments to AFM for machinery and equipment              -         (3,500)
    Net cash used in investing activities              (16,752)     (16,524)

Cash flow from financing activities:

  Net borrowing (payments) on short-term borrowings      5,124       (1,101)
  Principal payments on long-term debt                     (88)         (80)
  Proceeds from long-term borrowings                       472          -
  Payments on borrowings from Raymark                   (2,417)         -
  Other                                                    (48)        (128)

    Net cash used in financing activities                3,043       (1,309)

Effect of exchange rate changes on cash                    (93)         (31)

Net change in cash and cash equivalents                 (4,661)     (11,801)

Cash and cash equivalents at beginning of period        11,341       19,597

Cash and cash equivalents at end of period            $  6,680     $  7,796


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

        As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and recordkeeping on operations in compliance. Negotiations with the DEQ have been in progress concerning the compliance program and fines for past violations, resulting in a tentative agreement providing for a consent judgment with a fine of $181 and subject to completion of certain operational compliance programs. Finalization of the consent judgment is pending. The Company has accrued its estimate of the probable cost of resolution of this matter.

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

        In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include a final judgment in the litigation to determine whether Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech's management believes the Debtor's Plan to be confirmable. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech and its creditors have returned to Bankruptcy Court procedures. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

        Other matters in the Bankruptcy Court include:  (1) In
  April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion when heard; however, the motion has been continued without a further hearing date set. (2) In September 1996, Raytech filed a motion to dismiss its bankruptcy petition for the reason that Raymark appears to again be capable of providing indemnity to claims pending and that may be filed against Raytech. The said motion to dismiss has been continued by the Court without a further hearing date set. (3) The process for confirmation of a reorganization plan was begun in November 1996 with arguments being presented for a bar date and claim forms.
  The process has been continued indefinitely pending the completion of other matters before the Bankruptcy Court. (4) In November 1996, Raytech filed an adversary proceeding complaint against the creditors' committee, et al., seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors of Raymark under the theory of successor liability is limited pursuant to bankruptcy law. The creditors' committee filed a motion for a summary judgment, which is being considered by the Bankruptcy Court. (5) In January 1997, the creditors' committee filed a motion for leave to file an adverse proceeding complaint against Raymark, et al. seeking to have the Raytech Bankruptcy Court assert control over Raymark and its assets on the grounds that the reorganization of Raytech in 1986 and the corporate transfers to Raymark in 1988 were fraudulent. The Bankruptcy Court allowed the complaint to be filed and served but continued any further activity. (6) In March 1997, the creditors' committee filed a motion for relief from the automatic stay to permit the commencement of an adversary proceeding against Raytech to litigate alternative theories of liability bearing upon the extent to which Raytech may be liable to Raymark's creditors. The motion was continued without a further hearing date set.

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

        Costs incurred by the Company for asbestos-related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 177,570 shares in 1990, 163,303 shares in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995, 1996 and 1997 were applied as a reduction of the note obligations pursuant to the agreements.

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



  NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of June 29, 1997 and December 29, 1996, the results of operations for the thirteen weeks and the twenty-six weeks ended June 29, 1997 and statements of cash flows for the twenty-six weeks ended June 29, 1997. Except for the matters disclosed herein, all adjustments are of a normal recurring nature. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended December 29, 1996.

      The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


  NOTE C - INVENTORIES

          Net, inventories consist of the following:

                              June 29, 1997     December 29, 1996

          Raw material           $10,272            $ 9,921
          Work in process          7,813              8,033
          Finished goods          10,344             10,755

                                  $28,429            $28,709

  NOTE D - RELATED PARTIES

          During the first half of 1997, the Company purchased yarn from Universal Friction Composites, a related party, in the amount of $1,986 and at June 29, 1997, the related payable amounted to $191.

          In March 1997, Allomatic Products Company ("APC"), a majority-owned subsidiary, declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record on March 31, 1997. At the record date, Craig R. Smith was a related party to owners of 41,904 shares, or 40% of the outstanding shares.

          Earnings attributable to minority shareholders of Allomatic Products Company have been presented net of income tax as minority interest in the Condensed Consolidated Statement of Operations.

          In September 1996, Craig R. Smith entered into a consulting agreement with Raymark for services regarding asbestos litigation. Fees paid to date to Raytech pursuant to the terms of the agreement are $26.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

  Summary

        Net income for the thirteen-week period ended
  June 29, 1997 amounted to $5,143 or $1.46 per share as compared with $4,592 or $1.31 per share for the corresponding period in 1996. For the twenty-six week period, net income amounted to $9,425 or $2.68 per share compared with net income of $8,283 or $2.40 per share for the same period in 1996. The overall improvement is the result of increased sales in the domestic market segments and a reversal of environmental accruals no longer required, partially offset by lower margins due to competitive pricing pressures. European sales decreased primarily due to foreign currency fluctuation.

  Net Sales

        Net sales for the thirteen-week period ended June 29, 1997 increased 1.0% to $60,760 as compared with $60,142 for the same period one year ago. Net sales for the twenty-six week period ended June 29, 1997 increased 6.9% to $119,881 as compared with $112,179 for the same period one year ago. The overall twenty-six week improvement is primarily due to additional sales of approximately $4,319 related to the Sterling Heights operations and additional volume within the domestic automotive, agriculture and construction product market segments. Excluding Sterling Heights, domestic sales increased by $5,151 compared to last year. However, European sales decreased by $1,768 primarily due to foreign currency fluctuation.

  Gross Margin

        Gross profit margin as a percentage of sales for the thirteen-week period ended June 29, 1997 is 22.5%, as compared to 24.6% for the same period one year ago. For the twenty-six week period ended June 29, 1997 gross profit margin as a percentage of sales is 23.0% as compared to 25.5% for the same period one year ago. The overall decrease is primarily due to an increase in domestic manufacturing labor and material costs, equipment maintenance, contractual price reductions to certain customers and a lower gross margin on domestic agriculture and foreign automotive sales.

  Selling, General and Administrative Expense

        Selling, general and administrative expenses decreased to $12,969 as compared to $13,682 one year earlier. The decrease is primarily due to the net reversal of $800 of accruals established in 1996 related to environmental violations at the Sterling Heights facility.

Income Taxes

        The effective tax rate for the twenty-six weeks ended June 29, 1997 is 29.8%. Included in the effective tax rate for 1997 is the effect of reversing certain valuation allowances related to net operating loss carryforwards of the German operations.

  Liquidity and Capital Resources

        During the first half of fiscal 1997, the Company generated positive cash flow from operating activities in the amount of $9.1 million. The positive cash flow is the result of the favorable earnings during the first half of fiscal 1997. Capital expenditures year-to-date for fiscal 1997 amounted to $10.7 million, which is consistent with the Company's projected spending plan for 1997.

        On January 31, 1997, Raybestos Products Company completed the purchase of AFM Management Company for $1.0 million from Advanced Friction Materials Company.

        On January 6, 1997, Raybestos Products Company ("RPC") completed the purchase of land and building from Advanced Friction Materials Company for $6.6 million.

        On April 30, 1997, Raytech Powertrain, Inc.
  ("Powertrain") purchased the land and building in Crawfordsville, Indiana, previously leased by Raybestos Aftermarket Products Company ("RAPCO"). Powertrain will continue to lease the land and building to RAPCO with lease payments beginning in December 1997.

        At June 29, 1997, the Company's wholly-owned German subsidiaries had available unused lines of credit amounting to DM1,874 ($1,073) which all expire on demand.

        In March 1995, Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, entered into a loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. The amount outstanding under this loan at June 29, 1997 was $13,195.

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

       As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and recordkeeping on operations in compliance. Negotiations with the DEQ have been in progress concerning the compliance program and fines for past violations resulting in a tentative agreement providing for a consent judgment with a fine of $181 and subject to completion of certain operational compliance programs.
  Finalization of the consent judgment is pending.

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

       In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include a final judgment in the litigation to determine whether Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech believes the Debtor's Plan to be confirmable. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed while it continues to try to get the Debtor's Plan confirmed. Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech and its creditors have returned to Bankruptcy Court procedures. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

       Other matters in the Bankruptcy Court include: (1) In April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion when heard; however, the motion has been continued without a further hearing date set. (2) In September, Raytech filed a motion to dismiss its bankruptcy petition for the reason that Raymark appears to again be capable of providing indemnity to claims pending and that may be filed against Raytech. The said motion to dismiss has been continued by the Court without a further hearing date set. (3) The process for confirmation of a reorganization plan was begun in November 1996 with arguments being presented for a bar date and claim forms. The process has been continued indefinitely pending the completion of other matters before the Bankruptcy Court. (4) In November 1996, Raytech filed an adversary proceeding complaint against the creditors' committee, et al., seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors of Raymark under the theory of successor
  liability is limited pursuant to bankruptcy law.   The creditors
  committee filed a motion for a summary judgment, which is being considered by the Bankruptcy Court. (5) In January 1997, the creditors' committee filed a motion for leave to file an adverse proceeding complaint against Raymark, et al. seeking to have the Raytech Bankruptcy Court assert control over Raymark and its assets on the grounds that the reorganization of Raytech in 1986 and the corporate transfers to Raymark in 1988 were fraudulent. The Bankruptcy Court allowed the complaint to be filed and served but continued any further activity. (6) In March 1997, the creditors' committee filed a motion for relief from the automatic stay to permit the commencement of an adversary proceeding against Raytech to litigate alternative theories of liability bearing upon the extent to which Raytech may be liable to Raymark's creditors. The motion was continued without a further hearing date set.

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

       Costs incurred by the Company for asbestos related liabilities are indemnified by Raymark under the 1987 acquisition agreements. By agreement, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995, 1996 and 1997 were applied as a reduction of the note obligations pursuant to the agreements.

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

  Date:  August 8, 1997