Form 10-Q
period 1997-09-28
RAYTECH CORP
filed 1997-11-06
CIK 797917

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


 For the Quarter ended                September 28, 1997


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


                   Yes   X              No

 As of September 28, 1997, 3,277,924 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                        RAYTECH CORPORATION

                               INDEX


                                                            Page
                                                           Number

 PART I.   UNAUDITED FINANCIAL INFORMATION:

 Item 1.   Condensed Consolidated Balance Sheets as
           at September 28, 1997 and December 29, 1996         3

           Condensed Consolidated Statements of
           Operations for the thirteen weeks and the
           thirty-nine weeks ended September 28, 1997
           and September 29, 1996                              4

           Condensed Consolidated Statements of Cash
           Flows for the thirty nine weeks ended
           September 28, 1997 and September 29, 1996           5

           Notes to Condensed Consolidated
           Financial Statements                                6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      14


  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                  18

  Item 6.  Exhibits and Reports on Form 8-K                   25

           Signature                                          26

           Exhibit 11 - Earnings Per Share Computation        27

RAYTECH CORPORATION



CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(Unaudited)
                                                               September 28,  Dec. 29,
As at                                                               1997       1996

ASSETS
Current assets
  Cash and cash equivalents                                      $  5,616    $ 11,341
  Trade accounts receivable, less allowance of $676
    for 1997 and $726 for 1996                                     27,432      23,866
  Inventories                                                      28,806      28,709
  Other current assets                                              8,591       8,120
      Total current assets                                         70,445      72,036

Property, plant and equipment                                     138,603     127,811
  Less accumulated depreciation                                    80,893      76,686
      Net property, plant and equipment                            57,710      51,125
Investment in securities                                            2,100       2,100
Investment in and advances to affiliates                           10,336       9,972
Other assets                                                        5,032       4,922
Total assets                                                     $145,623    $140,155

LIABILITIES
Current liabilities
  Notes payable                                                  $ 14,170    $ 10,701
  Current portion of long-term debt - Raymark                      14,046      12,007
  Current portion of long-term debt                                   138         152
  Accounts payable                                                 13,987      18,999
  Accrued liabilities                                              19,089      22,759
      Total current liabilities                                    61,430      64,618

Long-term debt due to Raymark                                      22,287      27,437
Long-term debt                                                        660         237
Postretirement benefits other than pensions                        10,265       9,429
Other long-term liabilities                                         5,200       4,419
Total liabilities                                                  99,842     106,140

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                                   -
  7,500,000 shares authorized, 5,409,983 and 5,371,821
    issued and outstanding in fiscal 1997 and 1996, respectively    5,410       5,372
Additional paid in capital                                         70,267      70,208
Accumulated deficit                                               (25,787)    (38,922)
Cumulative translation adjustment                                     452       1,918
                                                                   50,342      38,576
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   45,781      34,015
Total liabilities and shareholders' equity                       $145,623    $140,155

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's omitted, except share data)
                                (Unaudited)



                                       For the 13 Weeks Ended    For the 39 Weeks Ended
                                       Sept. 28,     Sept. 29,   Sept. 28,     Sept. 29,
                                         1997           1996       1997          1996

Net Sales                              $ 56,251      $ 53,660    $ 176,132   $ 165,839
Cost of sales                           (44,469)      (40,861)    (136,739)   (124,451)

       Gross profit                      11,782        12,799       39,393      41,388

Selling and administrative expenses      (5,395)       (7,273)     (18,364)    (20,955)

       Operating profit                   6,387         5,526       21,029      20,433

Interest expense                           (338)           (3)        (983)       (953)
Interest expense - Raymark                 (563)         (412)      (1,594)     (1,238)
Other income (expense), net                  86            85        1,007         874

Income before provision for income
  taxes and minority interest             5,572         5,196       19,459      19,116
Provision for income tax                 (1,677)         (217)      (5,812)     (5,276)
Minority interest                          (185)         (225)        (512)       (803)

Net income                             $  3,710      $  4,754    $  13,135    $ 13,037

Net income per share                   $   1.05      $   1.38    $    3.73    $   3.78

Average shares outstanding            3,538,981     3,455,044    3,521,487   3,450,410

The accompanying notes are an integral part of these statements.

                          RAYTECH CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)


                                                   September 28,  September 29,
For the 39 Weeks Ended                                  1997           1996

    Net cash provided by operating activities         $ 15,735       $ 10,265

Cash flow from investing activities:
  Capital expenditures                                 (14,754)        (5,403)
  Proceeds on sale of property, plant and equipment        125            119
  Note receivable due from AFM                             101            -
  Equity Investment in AFM                                 -           (9,400)
  Payments to AFM for machinery and equipment              -           (3,500)
    Net cash used in investing activities              (21,604)       (18,184)

Cash flow from financing activities:
  Net (payments) proceeds from short-term borrowings      (373)         3,218
  Net borrowing (payments) under revolving
    line of credit                                       4,078         (2,385)
  Principal payments on long-term debt                    (126)          (117)
  Proceeds from long-term borrowings                       462            -
  Principal payments on borrowings from Raymark         (3,905)           -
  Payments to AFM for land and building                 (7,076)           -
  Other                                                     97           (128)

    Net cash provided by financing activities              233            588

Effect of exchange rate changes on cash                    (89)           (26)

Net change in cash and cash equivalents                 (5,725)        (7,357)

Cash and cash equivalents at beginning of period        11,341         19,597

Cash and cash equivalents at end of period            $  5,616       $ 12,240


The accompanying notes are an integral part of these statements.

                        RAYTECH CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except share data)
                             (Unaudited)

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

        It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark. In January 1997, the U.S. Environmental Protection Agency ("EPA") and the State of Connecticut filed suit against Raymark claiming $212 million in damages for cleanup of three superfund sites including the Stratford, Connecticut, site and also filed a bankruptcy claim in the same amount against Raytech as a successor to Raymark for such cleanup. In February, 1997 the said claims against Raytech were amended raising the damages in excess of $300 million. Determination of Raytech's liability for such claims, if any, is subject to Bankruptcy Court proceedings.

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

        As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and recordkeeping on operations in compliance. Potential fines for the violations were as high as $4.6 million; however, negotiations with the DEQ have been in progress concerning the compliance program and fines for past violations, resulting in a tentative agreement providing for a consent judgment with a fine of $181 and subject to completion of certain operational compliance programs. Finalization of the consent judgment is pending. The Company has accrued its estimate of the probable cost of resolution of this matter.

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

        In November 1996, Raytech filed an adversary proceeding complaint against the creditors' committee, et al., seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors of Raymark under the theory of successor liability is limited pursuant to bankruptcy law. The creditors' committee filed a motion for a summary judgment, which was granted by the Bankruptcy Court at a hearing in August 1997. Raytech considers the grant of the summary judgment dismissing the proceeding as unfounded in fact and law and intends to exhaust its legal remedies through appeal of the order.

        Other matters in the Bankruptcy Court include:  (1) In
  April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion when heard; however, the motion has been continued without a further hearing date set. (2) In September 1996, Raytech filed a motion to dismiss its bankruptcy petition for the reason that Raymark appears to again be capable of providing indemnity to claims pending and that may be filed against Raytech. The said motion to dismiss has been continued by the Court without a further hearing date set. (3) The process for confirmation of a reorganization plan was begun in November 1996 with arguments being presented for a bar date and claim forms.
  The process was continued pending the completion of other matters before the Bankruptcy Court and now has resumed. (4) In January 1997, the creditors' committee filed a motion for leave to file an adverse proceeding complaint against Raymark, et al. seeking to have the Raytech Bankruptcy Court assert control over Raymark and its assets on the grounds that the reorganization of Raytech in 1986 and the corporate transfers to Raymark in 1988 were fraudulent. The Bankruptcy Court allowed the complaint to be filed and served but continued any further activity. (5) In March 1997, the creditors' committee filed a motion for relief from the automatic stay to permit the commencement of an adversary proceeding against Raytech to litigate alternative theories of liability bearing upon the extent to which Raytech may be liable to Raymark's creditors. The motion was continued without a further hearing date set.

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



  NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of September 28, 1997 and December 29, 1996, the results of operations for the thirteen weeks and the thirty-nine weeks ended September 28, 1997 and statements of cash flows for the thirty-nine weeks ended September 28, 1997. Except for the matters disclosed herein, all adjustments are of a normal recurring nature. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended December 29, 1996.

          The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


  NOTE C - INVENTORIES

          Net, inventories consist of the following:

                             Sept. 28, 1997     December 29, 1996

           Raw material           $10,903            $ 9,921
           Work in process          7,765              8,033
           Finished goods          10,138             10,755
                                  $28,806            $28,709


  NOTE D - RELATED PARTIES

          During the thirty-nine months ended September 28, 1997, the Company purchased yarn from Universal Friction Composites, a related party, in the amount of $3,001 and at September 28, 1997, the related payable amounted to $98.

          In March 1997, Allomatic Products Company ("APC"), a majority-owned subsidiary, declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record on March 31, 1997. At the record date, Craig R. Smith beneficially owned 3,000 shares and was a related party to owners of 38,904 shares, or 40% of the outstanding shares.

          Earnings attributable to minority shareholders of Allomatic Products Company have been presented net of income tax as minority interest in the Condensed Consolidated Statement of Operations.

          In September 1996, Craig R. Smith entered into a consulting agreement with Raymark for services regarding asbestos litigation. Fees due Raytech in 1997 pursuant to the terms of the agreement are $34.


  NOTE E - ACCRUED LIABILITIES

          In the thirty-nine week period ended September 28, 1997, the Company reversed $1.8 million ($1.0 million in the thirteen-week period ended September 28, 1997) of accruals established in 1996 to reflect management's revised estimate of probable liability for environmental violations at the Sterling Heights facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Summary

        Net income for the thirteen-week period ended
  September 28, 1997 amounted to $3,710 or $1.05 per share as compared with $4,754 or $1.38 per share for the corresponding period in 1996. For the thirty-nine week period, net income amounted to $13,135 or $3.73 per share compared with net income of $13,037 or $3.78 per share for the same period in 1996. The overall improvement is the result of increased sales in the domestic market segments and a reversal of environmental accruals no longer required, partially offset by lower margins due to competitive pricing pressures. Local currency increases in sales and profitability of European operations have been more than offset by adverse foreign currency fluctuations.

  Net Sales

        Net sales for the thirteen-week period ended
  September 28, 1997 increased 4.8% to $56,251 as compared with $53,660 for the same period one year ago. Net sales for the thirty-nine week period ended September 28, 1997 increased 6.2% to $176,132 as compared with $165,839 for the same period one year ago. The overall thirty-nine week improvement is primarily due to additional sales of approximately $3,781 related to the Sterling Heights operations and additional volume within the domestic automotive, agriculture and construction product market segments. Excluding Sterling Heights, domestic sales increased by $9,413 compared to last year. However, European sales decreased by $2,901 primarily due to foreign currency fluctuation.

  Gross Margin

        Gross profit margin as a percentage of sales for the thirteen-week period ended September 28, 1997 is 20.9%, as compared to 23.9% for the same period one year ago. For the thirty-nine week period ended September 28, 1997 gross profit margin as a percentage of sales is 22.4% as compared to 25.0% for the same period one year ago. The overall decrease is primarily due to an increase in domestic manufacturing labor and material costs, equipment maintenance, contractual price reductions to certain customers and a lower gross margin on domestic agriculture and foreign automotive sales.

  Selling, General and Administrative Expense

        Selling, general and administrative expenses decreased to $18,364 as compared to $20,955 one year earlier. The decrease is primarily due to the net reversal of $1,800 of accruals established in 1996 related to environmental violations at the

  Sterling Heights facility. In addition, 1997 provisions for discretionary compensation are lower than 1996 due to reduced earnings forecasts at certain operations.

  Income Taxes

        The effective tax rates for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 were 29.9% and 27.6%, respectively. Included in the effective tax rate for 1997 is the effect of reversing certain valuation allowances in the amount of $1,500 related to net operating loss carryforwards of the German operations. Included in the effective tax rate for 1996 were adjustments to prior years' accruals in the amount of $1,300 for tax items, which were favorably resolved.

  Liquidity and Capital Resources

        During the thirty-nine weeks ended September 28, 1997, the Company generated positive cash flow from operating activities in the amount of $15.7 million. The positive cash flow is the result of the favorable earnings during the nine months ended September 28, 1997. Capital expenditures year-to-date for fiscal 1997 amounted to $14.9 million, which is consistent with the Company's projected spending plan for 1997.

        On January 31, 1997, Raybestos Products Company completed the purchase of AFM Management Company for $1.0 million from Advanced Friction Materials Company.

        On January 6, 1997, Raybestos Products Company ("RPC") completed the purchase of land and building from Advanced Friction Materials Company for $6.6 million.

        On April 30, 1997, Raytech Powertrain, Inc., a wholly-owned subsidiary, purchased the land and building in Crawfordsville, Indiana, previously leased by Raybestos
  Aftermarket Products Company ("RAPCO").

        At September 28, 1997, the Company's wholly-owned German subsidiaries had available unused lines of credit amounting to DM3,593 ($2,042) which all expire on demand.

        In March 1995, Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, entered into a loan agreement with The CIT Group/Credit Finance, Inc., which provides for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment at RPC. The purpose of the loan is for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. The amount outstanding under this loan at September 28, 1997 was $12,796.

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

       It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark.
  In January 1997, the U.S. Environmental Protection Agency ("EPA") and the State of Connecticut filed suit against Raymark claiming $212 million in damages for cleanup of three superfund sites including the Stratford, Connecticut, site also filed a bankruptcy claim in the same amount against Raytech as a successor to Raymark for such cleanup. In February, 1997 the said claims against Raytech were amended raising the damages in excess of $300 million. Determination of Raytech's liability for such claims, if any, is subject to Bankruptcy Court proceedings.

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

       As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and recordkeeping on operations in compliance. Potential fines for the violations were as high as $4.6 million; however, negotiations with the DEQ have been in progress concerning the compliance program and fines for past violations resulting in a tentative agreement providing for a consent judgment with a fine of $181 and subject to completion of certain operational compliance programs. Finalization of the consent judgment is pending.

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

       In November 1996, Raytech filed an adversary proceeding complaint against the creditors' committee, et al., seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors of Raymark under the theory of successor liability is limited pursuant to bankruptcy law. The creditors' committee filed a motion for a summary judgment, which was granted by the Bankruptcy Court at a hearing in August 1997. Raytech considers the grant of the summary judgment dismissing the proceeding as unfounded in fact and law and intends to exhaust its legal remedies through appeal of the order when received.

       Other matters in the Bankruptcy Court include: (1) In April 1996, the creditors' committee filed a motion for appointment of a trustee based upon alleged breaches of the Company's fiduciary obligations to its creditors. The Company will resist the motion when heard; however, the motion has been continued without a further hearing date set. (2) In September, Raytech filed a motion to dismiss its bankruptcy petition for the reason that Raymark appears to again be capable of providing indemnity to claims pending and that may be filed against Raytech. The said motion to dismiss has been continued by the Court without a further hearing date set. (3) The process for confirmation of a reorganization plan was begun in November 1996 with arguments being presented for a bar date and claim forms. The process was continued pending the completion of other matters before the
  Bankruptcy Court and now has resumed.   (4) In January 1997, the
  creditors' committee filed a motion for leave to file an adverse proceeding complaint against Raymark, et al. seeking to have the Raytech Bankruptcy Court assert control over Raymark and its assets on the grounds that the reorganization of Raytech in 1986 and the corporate transfers to Raymark in 1988 were fraudulent. The Bankruptcy Court allowed the complaint to be filed and served but continued any further activity. (5) In March 1997, the creditors' committee filed a motion for relief from the automatic stay to permit the commencement of an adversary proceeding against Raytech to litigate alternative theories of liability bearing upon the extent to which Raytech may be liable to Raymark's creditors. The motion was continued without a further hearing date set.

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

  ITEM 6(a).  EXHIBITS

       (11)   Statement re. Computation of Per Share Earnings


  ITEM 6(b).  REPORTS ON 8-K

              In Form 8-K dated August 14, 1997, it was reported that the Registrant received a ruling of the United States Bankruptcy Court, District of Connecticut, in the Adversary Proceeding No. 96-5181 filed in the Registrant's bankruptcy proceedings, granting a motion for summary judgment filed by the official committee of unsecured creditors. The Adversary Proceeding was filed by the Registrant in November 1996 seeking a declaratory judgment that its liability for asbestos-related and other liabilities is limited as a successor to Raymark Industries, Inc. To support the summary judgment, the Court relied upon Schmoll v. ACands, Inc., 703 F. Supp. 868 (D.Or.
              1988) which held the Registrant to be a successor to the Raymark liabilities. The Court's ruling was stated from the bench and is subject to a written order to be issued at a later date.

              The report further indicated that the Registrant considers the grant of the summary judgment dismissing the proceeding as unfounded in fact and law and intends to exhaust its legal remedies through appeal of the order when received.

              It was further stated that the outcome of these matters continues to be uncertain but should the Registrant ultimately be liable for Raymark's asbestos-related and other liabilities, there would be a material adverse impact on the Registrant, as it does not have the resources needed to fund such liabilities.

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

  Date:  November 6, 1997