Form 10-K
period 1997-12-28
RAYTECH CORP
filed 1998-03-18
CIK 797917

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                   Commission File Number
    December 28, 1997                                 1-9298

                         RAYTECH CORPORATION
        (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                  06-1182033
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)

Suite 512, One Corporate Drive
Shelton, Connecticut                                   06484
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

                    Yes   X       No

As of March 16, 1998, 3,285,308 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of these shares on the New York Stock Exchange) on such date held by non-affiliates was approximately $17.5 million.

                  Documents Incorporated by Reference

Portions of Registrant's definitive proxy statement pursuant to Regulation 14A for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

                     INDEX TO RAYTECH CORPORATION
                            1997 FORM 10-K

                                PART I.

                                                                 Page
Item 1.  Business

         (a)  General Development of Business ..................   4

         (b)  Financial Information About Industry Segments ....   7

         (c)  Narrative Description of Business ................   7

              Introduction .....................................   7

              Sales Methods ....................................   9

              Raw Material Availability ........................   9

              Patents and Trademarks ...........................  10

              Competition, Significant Customers and Backlog ...  10

              Employees ........................................  11

              Capital Expenditures .............................  11

              Research and Development .........................  11

              Environmental Matters ............................  11

         (d)  Financial Information About Foreign Operations ...  12

Item 2.  Properties ............................................  12

Item 3.  Legal Proceedings .....................................  13

Item 4.  Submission of Matters to a Vote of Security Holders ...  21

                               PART II.

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters .........................  22

Item 6.  Selected Financial Data ...............................  23

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .................  24

Item 8.  Financial Statements and Supplementary Data ...........  34

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures ..................  88

                               PART III.
                                                                 Page

Item 10.  Directors and Officers of Registrant ................   88

Item 11.  Executive Compensation ..............................   88

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management .............................   88

Item 13.  Certain Relationships and Related Transactions ......   88

                               PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K ...............................   88

          (a)(1)  List of Financial Statements ................   88

          (a)(2)  List of Financial Statement Schedules .......   89

          (a)(3)  Exhibits ....................................   89

          (b)     Reports on Form 8-K .........................   89

          (c)     Index of Exhibits............................   89

          (d)     Index to Consolidated Financial Statements
                  and Financial Statement Schedules
                  (reference) .................................   92

Index to Consolidated Financial Statements and
  Financial Statement Schedules................................   93

Signatures ....................................................   94

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

             Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with an indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987. In February 1989, an involuntary petition for bankruptcy was filed against Raymark, and subsequently, a restrictive funding order was issued by an Illinois Circuit Court which required one of Raymark's insurance carriers to pay claims but not defense costs and another insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above, as provided in the indemnity sections of the acquisition agreements. (For a discussion regarding Raymark's insurance, refer to Item 3. Legal Proceedings, third paragraph herein.)
With the loss of indemnification from Raymark, the defense of such lawsuits shifted directly to Raytech as it had no insurance providing coverage for asbestos-related liabilities. As a result of the above factors and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, in March 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. The bankruptcy proceedings have imposed little or no limitation to the manufacturing and selling of products and other day-to-day operations of the businesses.

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

             Barring an unforeseen downturn in business and assuming that the reorganization plan filed by Raytech to limit its legal responsibility for Raymark's asbestos-related and other liabilities will be confirmed in the bankruptcy proceedings, Raytech believes it will generate sufficient cash flow to satisfy 1998 debt maturities, working capital and capital spending needs. However, the outcome of these matters is uncertain and should Raytech be held fully liable, there would be a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities and environmental liabilities and related costs of litigation as defined further in Item 3. Legal Proceedings.

             On January 12, 1998, Craig R. Smith, President and Chief Executive Officer of the Registrant, was terminated by the Board of Directors, and Albert A. Canosa was elected President and Chief Executive Officer. Mr. Canosa previously served as Vice President of Administration, Chief Financial Officer and Treasurer of the Registrant and will continue to hold the offices of Chief Financial Officer and Treasurer pending replacement. At a meeting on January 23, 1998, Albert A. Canosa was elected as a Class II Director (term expiring 2000) in place of Craig R. Smith who had resigned following his termination.

         (b) Financial Information About Industry Segments

             The sales and operating income of Raytech on a consolidated basis, and its identifiable assets for the fiscal years ended December 28, 1997, December 29, 1996, and December 31, 1995 are set forth herein on page 73.

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

             Raytech operates through six subsidiaries:
Raybestos Products Company, located in Crawfordsville, Indiana, and Sterling Heights, Michigan; Raybestos Industrie-Produkte

GmbH, located in Morbach, Germany; Raybestos Reibtechnik GmbH, located in Leverkusen, Germany; Raybestos U.K. Ltd., located in Liverpool, England; Allomatic Products Company, located in Sullivan, Indiana; and Raybestos Aftermarket Products Company located in Crawfordsville, Indiana. The percentage of sales of products represented by each of the subsidiaries for the last three years was as follows:


       Subsidiaries              1997        1996       1995

Raybestos Products Company        58%         55%        47%

Raybestos Industrie-
Produkte GmbH                     15%         17%        23%

Raybestos Reibtechnik GmbH         3%          3%         4%

Raybestos U.K. Limited            <1%         <1%        <1%

Allomatic Products Company        13%         13%        14%

Raybestos Aftermarket
  Products Company                10%         11%        12%



Beginning January 1998, the Sterling Heights, Michigan, location will be operated by Automotive Composites Company ("ACC"), a newly formed subsidiary.

             Raybestos Products Company manufactures and markets a variety of products utilizing friction materials, consisting of paper, elastomeric, graphitic and sintered metal, among others, which operate in an oil-immersed environment. The products are used to absorb energy in automatic transmissions, clutches and brakes in automotive and heavy duty off-highway vehicular applications.

             Included in the Raybestos Products Company sales is the contribution made by the acquired Sterling Heights, Michigan, operations of Advanced Friction Materials Company ("AFM"). The Sterling Heights sales represent 12% of total sales. Excluding Sterling Heights, Raybestos Products Company sales, as a percentage of total sales, are 46% in 1997.

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

             Patents and Trademarks

             Raytech owns a number of patents both foreign and domestic. Such patents expire between 1998 and 2018. In the opinion of management, the business is not dependent upon the protection of any of its patents or licenses and would not be materially affected by the expiration of any of such patents and licenses.

             Raytech operates under a number of registered and common law trademarks, including the trademark "RAYBESTOS."
Certain trademarks have been licensed on a limited basis. Some trademarks are registered internationally.

             Competition, Significant Customers and Backlog

             Raytech faces vigorous competition with respect to price, service and product performance in all of its markets from both foreign and domestic competitors. In the original equipment automotive automatic transmission parts sector there are approximately four competitors, including one foreign company utilizing price, service and product performance to attempt to gain market share. Though not the largest company competing in this market, Raytech is highly competitive due to cost efficient plants, dedicated and skilled employees and products that are high in quality and reliability. The original equipment heavy-duty, off-highway vehicle sector is highly competitive with approximately three companies vying for the business, including two foreign companies. Price, service and product performance are competitive factors. Raytech is the leading competitor in these markets and sets the standards for the industry, resulting from its integrated, cost efficient operations and its high quality products and service. The European markets in which the Company participates are competitive with approximately two competitors in the passenger car clutch sector and approximately three competitors for the oil-immersed friction plate sector. Raytech is not the leader but has enhanced its competitive position in the European markets, having significantly increased its market share through acquisition and restructuring. In the domestic automotive automatic transmission aftermarket sector there are approximately five competitors. Here, Raytech believes that some of its competitors have greater financial resources, but its competitive position is increasing due to the customer acceptance of both its high quality and low cost product lines.
The transmission filter business is competitive with approximately five competitors. Raytech is not a major competitor, having recently entered this market. Domestic sales to a single customer, Caterpillar, Inc., were 14%, 15%, and 14% of consolidated sales in 1997, 1996, and 1995, respectively.
The Company's German subsidiaries had combined sales to two customers, Fichtel & Sachs, amounting to 6%, 7%, and 9% of consolidated sales in 1997, 1996, and 1995, respectively, and 4%, 5%, and 8% to LUK in 1997, 1996, and 1995, respectively. Sales backlog at the end of 1997, 1996, and 1995 was approximately

$107, million, $83 million, and $75 million, respectively. It is anticipated that current backlog will be filled in 1998. Competition in all markets served by Raytech is based on product quality, service and price. On such basis Raytech believes that it is highly competitive in all markets in which it is engaged.

             Employees

             At December 28, 1997, Raytech employed approximately 1,360 employees, compared with 1,259 employees at the end of 1996. In addition, in 1997 Raytech leased 390 hourly employees from AFM. Effective in 1998, these employees will become employees of ACC. Raytech has agreements with labor unions relating to wages, hours, fringe benefits and other conditions of employment which cover most of its production employees. The term of the labor contract at Raybestos Products Company in Crawfordsville, Indiana, is due to expire in May 2000. The term of the labor contract at Automotive Composites Company in Sterling Heights, Michigan, is due to expire in October 1998.

             Capital Expenditures

             Capital expenditures were $20.6 million, $8.4 million, and $10.3 million for 1997, 1996 and 1995, respectively.
Capital expenditures for 1998 are projected at $14.8 million.

             Research and Development

             Research and development costs were approximately $5.9 million, $6.0 million, and $5.9 million for 1997, 1996 and 1995, respectively. Separate research and development facilities are maintained at appropriate manufacturing plants for the purpose of developing new products, improving existing production techniques, supplying technical service to the business units and customers, and discovering new applications for existing products. Research and development costs for 1998 are projected at $6.2 million.

             Environmental Matters

             Various federal, state and local laws and regulations related to the discharge of potentially hazardous materials into the environment, and the occupational exposure of employees to airborne particles, gases and noise have affected and will continue to affect the Registrant's operations, both directly and indirectly, in the future. The Company's operations have been designed to comply with applicable environmental standards established in such laws and regulations. Pollution and hazardous waste controls are continually being upgraded at the existing manufacturing facilities to help to ensure environmental compliance. Expenditures for upgrading of pollution and hazardous waste controls for environmental compliance, including capital expenditures, are projected to be $1.6 million for 1998. Because environmental regulations are constantly being revised and are subject to differing interpretations by regulatory agencies, Raytech is unable to predict the long-range cost of compliance with environmental laws and regulations. Nevertheless, management believes that compliance should not materially affect earnings, financial position or its competitive position.

         (d) Financial Information about Foreign Operations

             Financial information about the foreign operations of Raytech for the fiscal years ended December 28, 1997, December 29, 1996, and December 31, 1995 is set forth in Note K to Consolidated Financial Statements, included herein.


Item 2.  Properties

         Raytech, through its subsidiaries, has plants located in Crawfordsville and Sullivan, Indiana; Sterling Heights, Michigan; Liverpool, England, and in Morbach, Germany. All of these plants are used for the manufacturing and warehousing of products produced by Raytech. The Crawfordsville facility is owned and consists of approximately 455,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The productive capacity is underutilized, leaving space for future demand. A separate Crawfordsville facility is owned and consists of approximately 25,000 square feet of warehousing space for aftermarket distribution. The Sterling Heights facility is owned and consists of approximately 111,000 square feet of office, production, research and warehousing space that it suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Sullivan facility was purchased in March 1994 and consists of 135,000 square feet of office, production and warehousing space that is suitable and adequate to provide the productive capacity to meet anticipated demand of products. The productive capacity is underutilized, leaving space for future demand. The Liverpool, England, facility is leased and consists of 27,000 square feet of office, production, research and warehousing space. The Morbach, Germany, plant is owned and consists of 108,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the production capacity to meet reasonably anticipated demand of products. The property owned in Morbach, Germany, is pledged as collateral under various lending agreements. Raytech also leases office space in Leverkusen, Germany, for Raybestos Reibtechnik GmbH and office space in Shelton, Connecticut, for its headquarters staff.

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

         As the result of the inability of Raymark to fund Raytech's cost of defense recited above, and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, on March 10, 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filing operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, an official committee of equity security holders was appointed relating to a determination of equity security holders' interest in the estate.

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

         In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility.
In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure. The Company incurred $1,751 in legal and testing costs associated with this matter and has requested reimbursement from Raymark under the indemnification agreement.

         As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and recordkeeping on operations in compliance. Potential fines for the violations were as high as $4.6 million; however, negotiations with the DEQ have been in progress concerning the compliance program and fines for past violations, resulting in a tentative agreement providing for a consent judgment with a fine of $324 and subject to completion of certain operational compliance programs. Finalization of the consent judgment is pending. The Company has accrued the cost of resolution of this matter.

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

         In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include a final judgment in the litigation to determine to what extent Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech is reviewing the Debtor's Plan to determine applicability and possible amendment in view of developments in the bankruptcy proceedings referenced in this
Item 3. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed. The competing plans of Raytech and its creditors have returned to Bankruptcy Court procedures. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

         The process for confirmation of a reorganization plan was begun in 1996 and continues with adversary positions being presented to the Bankruptcy Court by the parties concerning the claims bar date, the notice to claimants and estimation of claims.

         In November 1996, Raytech filed an adversary proceeding complaint against the creditors' committee, et al., seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors as a successor to Raymark is limited pursuant to bankruptcy law. The creditors' committee filed a motion for a summary judgment, which was granted by the Bankruptcy Court at a hearing in August 1997. Raytech considers the grant of the summary judgment dismissing the proceeding as unfounded in fact and law and will exhaust its legal remedies through appeal of the order.

         Several other matters have been filed in the Bankruptcy Court in 1996 and 1997 but not acted upon as yet and remain pending, including: (1) A creditors' committee motion for the appointment of a trustee to manage the Company; (2) Raytech's motion to dismiss its bankruptcy petition based upon Raymark providing indemnity for liability claims that may be filed against it; (3) a creditors' committee adversary proceeding complaint seeking to assert control over Raymark and its assets on the grounds of fraudulent transfers in the reorganization of Raytech in 1986 and the divestiture of Raymark in 1988; (4) a creditors' committee adversary proceeding complaint to litigate alternative theories of liability of Raytech other than successor liability; and (5) a creditors' committee adversary proceeding complaint to sanction Raytech for violation of a stipulation to give notice for non-ordinary course transactions by Raytech subsidiaries.

         In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended, to ensure indemnification for Raymark liabilities. In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments based upon several theories, including a waste of assets and breach of a prior stipulation and fiduciary duty. In January 1998, the Bankruptcy Court enjoined the payments pending a trial. Raymark notified its retirees by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction. Raymark and Raymark retirees intervened in the action resulting in a Bankruptcy Court order to Raytech to supplement Raymark's obligations to its retirees pending a trial in April 1998.

         Following Raytech's cessation of the $650,000 note payments in December 1997, Raymark commenced 33 separate lawsuits against Raytech subsidiaries in various jurisdictions ("Raymark Litigation") demanding payment or the return of assets for breach of contract. Raytech filed an adversary proceeding complaint to halt the Raymark litigation and was granted a temporary restraining order in December 1997 by the Bankruptcy Court that remains in effect. The creditors' committee intervened in the action in support of the restraining order.

         In January 1997, Raytech was named through a subsidiary in a third party complaint captioned Martin Dembinski, et al. vs. Farrell Lines, Inc., et al. vs. American Stevedoring, Ltd., et al. filed in the U.S. District Court for the Southern District of New York for damages for asbestos-related disease. The case has been removed to the U.S. District Court, Eastern District of Pennsylvania. When required, the Company will seek an injunction in the Bankruptcy Court to halt the litigation.

         Costs incurred by the Company for asbestos related liabilities are subject to indemnification by Raymark under the 1987 acquisition agreements. By agreement, in the past, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993.
The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995, 1996 and 1997 were applied as a reduction of the note obligations pursuant to the agreements.

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

  Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Shareholders' Meeting of Raytech was held
  July 18, 1997. The matters submitted to stockholder vote and the vote count on each matter were as follows:

     1. Proposal to elect three Class II Directors for full three-year terms and until their respective successors are elected:

         For Robert M. Gordon                Withheld
              2,830,132                         196,920

           For Dennis G. Heiner                Withheld
              2,848,236                         178,816

           For Craig R. Smith                  Withheld
              2,846,591                         180,461

       2.  Proposal to amend the 1990 Non-Qualified Stock Option
           Plan to authorize 500,000 additional shares of common stock for grant.

              For                 Against             Abstain
           1,736,306              340,311             21,188


     3. Proposal to ratify the appointment of Coopers & Lybrand as auditors for 1996:

            For                 Against             Abstain
         2,995,498               19,999              11,555

       Abstentions have the same effect as votes against proposals presented to stockholders other than election of directors. Non-votes are not included in vote totals and therefore have no effect. A "non-vote" occurs when a nominee holding shares for a beneficial owner votes on one proposal but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.

     Pursuant to the vote of shareholders, proposals 1, 2 and 3 above were adopted and effective on July 18, 1997.

     Directors whose terms of office as Directors continued after the Annual Shareholders' Meeting include:

                         Robert L. Bennett
                         Donald P. Miller
                         Robert B. Sims

                            PART II


  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters

     The Registrant's (Raytech) common stock is traded on the New York Stock Exchange under the trading symbol RAY. As of
  March 2, 1998, there were 2,062 holders of record of the Registrant's common stock.

     Information regarding the quarterly high and low sales prices for 1997 and 1996 and information with respect to dividends is set forth in Note L of the Consolidated Financial
  Statements, Part II, Item 8 hereof.

Item 6.  Selected Financial Data

FIVE-YEAR REVIEW OF OPERATIONS
(in thousands, except share data)
                                        1997        1996      1995      1994      1993

Operating Results
  Net sales                          $234,475   $217,683  $177,498  $167,615  $139,290
  Gross profit                         51,575     54,269    48,699    44,548    37,463
  Operating income                     26,164     23,603    20,959    17,936    14,423
  Interest expense                     (3,345)    (3,132)   (2,647)   (2,601)   (3,816)
  Income before cumulative effect
    of accounting changes              15,538(6)  15,991(3) 14,337(2)  8,643     8,556
  Cumulative effect of changes in
    accounting principles                            -         -         -      (3,808)(1)
Net income                           $ 15,538   $ 15,991  $ 14,337  $  8,643  $  4,748

Basic earnings per common share:(5)
  Earnings before cumulative
    effect of accounting changes     $   4.76   $   4.95  $   4.44  $   2.70  $   2.66
  Cumulative effect of changes in
    accounting principles                 -          -         -         -       (1.18)
  Net earnings                           4.76       4.95      4.44      2.70      1.48
Weighted average shares             3,263,137  3,232,674 3,225,962 3,205,433 3,217,467

Diluted earnings per common share:(5)
  Earnings before cumulative
    effect of accounting changes     $   4.41   $   4.65  $   4.26  $   2.52  $   2.60
  Cumulative effect of changes in
    accounting principles                 -          -         -         -       (1.16)
  Net earnings                       $   4.41   $   4.65  $   4.26  $   2.52  $   1.44
Adjusted weighted average shares    3,524,391  3,441,645 3,369,003 3,426,034 3,290,912

Balance sheet
  Total assets                       $153,385   $140,155  $114,436  $ 91,809  $ 79,488
  Working capital                       7,324      7,418     5,323       240       442
  Long-term obligations                38,639     41,522    34,966    41,959    46,019
  Commitments and contingencies(4)
  Total shareholders'
    equity (deficit)                 $ 48,462   $ 34,015  $ 18,680  $  3,716  $ (5,860)

Property, plant and equipment
  Capital expenditures               $ 20,603   $  8,390  $ 10,275  $ 11,354  $  7,818
  Depreciation                       $  8,746   $  8,039  $  7,566  $  6,892  $  6,680

Dividends declared per share         $   -      $    -    $    -    $    -    $    -

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

(5)  Reflects the adoption of Statement of Financial Accounting Standards (SFAS) No.
     128, "Earnings Per Share."

(6)  Includes the reversal of $1,519 of valuation allowance against deferred tax assets of German operations.

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations and Liquidity and Capital Resources

1997 vs. 1996

     Net income for the 1997 fiscal year amounted to $15,538 or $4.76 basic earnings per share as compared to $15,991 or $4.95 basic earnings per share in fiscal 1996. In summary, the effect of higher net sales and lower selling, general and administrative expense in 1997 was offset by lower margins on sales and a higher effective income tax rate.

Net Sales

     Net sales increased 7.7% for fiscal 1997 and amounted to $234,475 as compared with net sales of $217,683 in fiscal 1996. The overall improvement is primarily due to additional domestic OEM sales of approximately $4,871 related to the Sterling Heights operations, acquired in the first quarter of 1996, and other domestic sales increases of $14,527 due to additional volume within the domestic automotive, agriculture and construction product market segments.

     European net sales decreased by $2,606 from $45,260 in 1996 to $42,654 in 1997. Net sales of the combined German operations, which accounted for 18.2% of the consolidated sales of the Company in 1997, decreased to $42,625 as compared with $44,776 in fiscal 1996. An increase in unit sales of $4,085 was more than offset by foreign currency fluctuation of $(6,236). German operations reported operating income of $2,423 in fiscal 1997 as compared with operating income of $1,496 in fiscal 1996.

Gross Profit

     Gross profit as a percentage of sales for the period ended December 28, 1997 is 22.0% as compared to 24.9% for the same period one year ago. The overall decrease is primarily due to an increase in domestic manufacturing labor and material costs, contractual price reductions to certain customers, lower gross margin on product lines acquired in the Sterling Heights acquisition, and manufacturing inefficiencies on the Company's domestic agriculture product line.

Selling, General and Administrative

     Selling, general and administrative expenses decreased 16.8% to $25,683 as compared to $30,863 one year earlier. The decrease is primarily due to the net reversal of $1,800 of accruals established in 1996 related to environmental violations at the Sterling Heights facility that have been resolved more favorably than initially anticipated. In addition, 1997 provisions for discretionary compensation are lower than 1996 due to reduced earnings at certain operations.

Interest Expense

     Interest expense increased primarily as a result of higher average borrowings under the Company's revolving line of credit resulting from higher working capital requirements in 1997.

Other Income and Expense, Net

     Other income and expense, net in 1997 primarily represents interest income in the amount of $410 and income from equity investment in affiliate in the amount of $647.

     Other income and expense, net in 1996 primarily represents interest income in the amount of $218, royalty income in the amount of $350 and accretion of $385 of interest expense on obligations due to AFM.

Income Taxes

     The effective tax rate for the year ended December 28, 1997 was 29.0% versus 17.5% in 1996. Included in the effective tax rate for 1997 is the effect of reversing certain valuation allowances in the amount of $1,519 related to net operating loss carryforwards of the German operations. Included in the effective tax rate for 1996 were adjustments to prior years' accruals in the amount of $3,100 for tax items which were favorably resolved.


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

Results of Foreign Operations

     Net sales of the combined German operations, which accounted for 20.6% of the consolidated sales of the Company in 1996, decreased to $44,776 as compared with $48,239 in fiscal 1995.
The decrease is due to a reduction in unit sales of $(1,346) and foreign currency fluctuation of $(2,117). On a combined basis, the German operations reported operating income of $1,496 in fiscal 1996 as compared with operating income of $1,062 in fiscal 1995. The favorable performance is due to cost savings resulting from a plant consolidation.

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

Other Income and Expense, Net

     Other income and expense, net in 1996 primarily represents interest income in the amount of $218, royalty income in the amount of $350 and accretion of $385 of interest expense on obligations due to AFM.

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

Recently Issued Accounting Pronouncements

     Effective January 1, 1997, the Company adopted Statement of
Position 96-1, Environmental Remediation Liabilities. The adoption of the Statement had no impact on the Company's consolidated financial condition, results of operations or cash flows.

     Effective February 1, 1997, the Company adopted SFAS 128, "Earnings Per Share." SFAS 128 revises the computation, presentation, and disclosure requirements related to earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement requires restatement of all prior period EPS data presented.

Future Adoption of New Accounting Pronouncements

     In 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, effective for fiscal 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company will adopt SFAS 130 in fiscal 1998.

     In 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued, effective for fiscal 1999. SFAS 131 changes the way public companies report information about operating segments. The Company will adopt SFAS 131 in its annual financial statements for fiscal 1998 and is still assessing the impact of this statement on its disclosures.

Impact of Year 2000 Computer-Related Issues

     Raytech's RPC subsidiary is currently implementing new computer systems at an approximate cost of $2 million to be completed in 1998. The new systems will be Year 2000 compliant. Other subsidiaries are currently assessing the impact of the Year 2000 compliance, and the Company does not expect the cost to be material to its financial position or results of operations or cash flows.

Liquidity and Capital Resources

     The Company generated cash flow from operating activities of $25,547, $17,779, and $16,969 in 1997, 1996 and 1995,
respectively. Included in the Company's cash flow from operating activities in fiscal 1995 is a one-time after-tax net gain of approximately $2,758 which resulted from a favorable judgment in regard to a product defamation lawsuit.

     On January 31, 1996, Raytech Composites, Inc. ("Composites"), a subsidiary of Raytech, and Raybestos Products Company ("RPC"), a subsidiary of Composites, entered into a series of related transactions with Advanced Friction Materials ("AFM") and related entities and persons as follows: Composites acquired a 47% minority share of the common stock of AFM for $9.4 million cash at closing; RPC acquired 100% of the common stock of AFM Management Company, which leases employees to AFM, for $1.0 million, which was paid for on January 31, 1997; RPC acquired the machinery and equipment and certain other operating assets of AFM for $3.5 million cash at closing; RPC committed to acquire land and building utilized in AFM's manufacturing operations (land and building located at 44650 Merrill, Sterling Heights, Michigan) from a principal owner of AFM for $6.6 million, which was consummated on January 31, 1997; RPC loaned AFM $1.3 million cash at closing bearing interest at the prime rate and maturing on January 31, 2003; RPC agreed to acquire AFM's inventory subsequent to closing, which amounted to approximately $3.2 million.

     Capital expenditures totaled $20,603 in fiscal 1997 as compared with $8,390 and $10,275 in fiscal 1996 and 1995, respectively. The Company has an ongoing program for upgrading its machinery and equipment in order to optimize manufacturing quality, productivity and cost effectiveness.

     In March 1995, RPC entered into a five-year loan agreement with The CIT Group/Credit Finance, Inc., which provided for RPC to borrow up to $15 million, consisting of a revolving line of credit of $10 million and a term loan of $5 million at an interest rate of 1.75% above the prime rate. The amount of borrowing was predicated on satisfying an asset based formula related to levels of certain accounts receivable, inventories and machinery and equipment. The loans were collateralized by all assets, excluding land and buildings at RPC. The purpose of the loan was for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. Under the terms of the loan agreement, RPC was required to maintain certain cash flow levels, and RPC's dividend payments to RCI were subject to certain restrictions. The amount outstanding under line of credit at December 29, 1996 was $8,718. The additional borrowing availability at December 29, 1996 was $6,282, based upon the asset borrowing formula.

     In November 1997, RPC refinanced its revolving line of credit in an effort to reduce its interest rate and to minimize facility fees. The new loan agreement with NationsCredit, Commercial Funding provides for RPC to borrow up to $17 million in the aggregate, consisting of a revolving line of credit of $10 million and a term loan of $7 million for capital equipment purchases. The loans bear an interest rate of .50% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment. The revolving loan allows the Company to borrow based on a borrowing base formula as defined in the Loan and Security Agreement (the "Agreement").
The Agreement includes certain covenant restrictions, including restrictions on dividends payable to Raytech Composites, Inc. ("RCI"), a wholly-owned subsidiary of the Company. The purpose of the loan is to refinance existing indebtedness and for general working capital needs. The outstanding balance under this loan agreement at December 28, 1997 is $11,310. The additional borrowing availability at December 28, 1997 was $5,690, based upon the asset borrowing formula.

     The Company's wholly-owned German subsidiaries, Raybestos Industrie-Produkte GmbH and Raytech Composites Europe GmbH, have available lines of credit amounting to DM7,800 ($4,339) of which DM2,901 ($1,615) remains unused at December 28, 1997. The Company used the available lines of credit to fund working capital and capital expenditure needs.

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

       The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. Determination of Raytech's actual liabilities are subject to the Bankruptcy Court's deliberations and rulings and the competing plans of reorganization filed in the Bankruptcy Court.

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

       The Company has a long-term obligation to Raymark resulting from the purchase of the wet clutch and brake business and the German subsidiary in 1987. At December 28, 1997, the amount owed Raymark, including accrued interest, was approximately $33 million. In December 1992 the Company reached an agreement with Raymark to restructure its obligations resulting in the reduction of the interest rate from 10.48% to 6%, replacing a required balloon payment that was due in October of 1994 with an amortization schedule requiring equal monthly installments of
$650 through July of 1999 to be paid into an escrow account and suspension of payments due under the German stock acquisition until the assets purchased are free of all Raymark related
encumbrances and liabilities.   Subsequently, in May 1995, the
monthly installments were suspended, and the escrow account containing previously paid installments was retracted pending the assets purchased being free of Raymark related encumbrances and liabilities. In February 1997, the principal of the debt owed on the Raymark Wet Clutch and Brake note was adjusted to reflect payments, accrued interest and indemnity offsets. Monthly installments of $650 were resumed to ensure indemnification for Raymark liabilities. In December 1997, the monthly installments were suspended and subsequently enjoined by the Bankruptcy Court restraining order pending a trial. The order was amended in February 1998 ordering payment of up to $150 for retiree benefits in March 1998. The remaining principal balance at December 28, 1997 is $26,997.

       In September 1993 and January 1994, RCI entered into loan agreements with Raymark for $2,500 and $3,000, respectively. As of December 28, 1997 and December 29, 1996, RCI has $3,000 outstanding under the loan agreements. The loans bear interest at 6% per annum and are included in the current portion of long-term debt.

       The debt obligations related to the German subsidiary are denominated in DM's and amount to $1,961 at December 28, 1997.
As such, the Company is at risk to future currency fluctuations with respect to this debt.

       The Company experienced improving conditions in its foreign and domestic market segments in fiscal 1997. Management believes that the Company is operating in a healthy, stable environment and will continue to do so through 1998. Subject to the outcome of the legal matters discussed above, management believes that the Company will generate sufficient cash flow during 1998 to meet all of the Company's obligations arising in the normal course of business. In addition, in the event the Company falls short of its cash flow forecast, the Company has an available line of credit with NationsCredit Commercial Funding.

Impact of Inflation

       The Company's business is subject to the impact of inflation. During the past year, this impact has been minimal. Management's strategy is to try to reclaim any cost increases through more efficient manufacturing and when competitively feasible, higher selling prices.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial Statements:

           Consolidated Balance Sheets for the
           fiscal years ended December 28, 1997
           and December 29, 1996

           Consolidated Statements of Operations
           for the 1997, 1996 and 1995 Fiscal Years

           Consolidated Statements of Cash Flows
           for the 1997, 1996 and 1995 Fiscal Years

           Consolidated Statements of Shareholders'
           Equity for the 1997, 1996, and 1995
           Fiscal Years

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

           (Refer to Index to Consolidated Financial
           Statements at Page 93)

RAYTECH CORPORATION

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

Fiscal Year                                                      1997           1996

ASSETS
Current assets
  Cash and cash equivalents                                  $  9,913       $ 11,341
  Trade accounts receivable, less allowance of $1,186
    for 1997 and $726 for 1996                                 26,903         23,866
  Inventories                                                  28,202         28,709
  Other current assets                                          8,590          8,120
      Total current assets                                     73,608         72,036

Property, plant and equipment                                 143,131        127,811
  Less accumulated depreciation                                82,141         76,686
      Net property, plant and equipment                        60,990         51,125
Investment in and advances to affiliates                       10,249          9,972
Other assets                                                    8,538          7,022
Total assets                                                 $153,385       $140,155


LIABILITIES
Current liabilities
  Notes payable                                              $ 13,039       $ 10,701
  Current portion of long-term debt - Raymark                   9,970         12,007
  Current portion of long-term debt                               130            152
  Accounts payable                                             20,703         18,999
  Accrued liabilities                                          22,442         22,759
      Total current liabilities                                66,284         64,618

Long-term debt due to Raymark                                  21,988         27,437
Long-term debt                                                  1,178            237
Postretirement benefits other than pensions                    10,044          9,429
Other long-term liabilities                                     5,429          4,419
Total liabilities                                             104,923        106,140
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preferred stock, no par value
    800,000 shares authorized, none issued                        -              -
  Common stock, par value $1.00
    7,500,000 shares authorized; 5,417,367 and 5,371,821
    issued in 1997 and 1996, respectively                       5,417          5,372
Additional paid in capital                                     70,275         70,208
Accumulated deficit                                           (23,384)       (38,922)
Cumulative translation adjustment                                 715          1,918
                                                               53,023         38,576
Less treasury shares at cost                                   (4,561)        (4,561)
      Total shareholders' equity                               48,462         34,015
Total liabilities and shareholders' equity                   $153,385       $140,155

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share data)


Fiscal year                             1997         1996           1995

Net sales                             $ 234,475    $ 217,683     $ 177,498
Cost of sales                          (182,900)    (163,414)     (128,799)

  Gross profit                           51,575       54,269        48,699

Selling, general and administrative
  expenses                              (25,683)     (30,863)      (26,218)
Other operating income (expense), net       272          197        (1,522)
  Operating income                       26,164       23,603        20,959

Currency transaction gains (losses)        (375)          63           (43)
Interest expense - Raymark               (1,984)      (2,056)       (2,006)
Interest expense                         (1,361)      (1,076)         (641)
Other income (expense), net               1,325          121         5,917

Income before provision for income
  taxes and minority interest            23,769       20,655        24,186

Provision for income taxes               (6,900)      (3,606)       (9,009)
Income before minority interest          16,869       17,049        15,177

Minority interest                        (1,331)      (1,058)         (840)

Net income                            $  15,538    $  15,991     $  14,337

Basic earnings per share              $    4.76    $    4.95     $    4.44

Diluted earnings per share            $    4.41    $    4.65     $    4.26


The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Fiscal Year                                            1997       1996      1995

Cash flows from operating activities:
 Net income                                         $ 15,538   $ 15,991   $14,337
    Adjustments to reconcile net income
    to net cash provided by operations:
   Deferred income tax                                (1,066)      (975)     (853)
   Depreciation and amortization                       9,085      8,467     7,654
   Income applicable to minority interest,
    net of dividends                                   1,199        926       840
   Income from equity investment in affiliate           (647)       -         -
   Other items not providing or
    requiring cash (Note C)                              633         30     1,924
   Changes in operating assets and liabilities:
    Trade receivables                                 (4,208)    (6,674)   (3,758)
    Inventory                                           (160)    (2,179)     (292)
    Other current assets                              (1,347)    (2,723)       42
    Other long-term assets                              (643)      (124)     (149)
    Accounts payable                                   5,601      2,897    (2,723)
    Accrued liabilities                                  733      2,396    (1,247)
    Other long-term liabilities                          829       (253)    1,194

     Net cash provided by operating activities        25,547     17,779    16,969

Cash flow from investing activities:
  Purchase of securities                                (200)    (2,100)      -
  Capital expenditures                               (20,264)    (8,467)   (9,684)
  Proceeds on sales of property, plant
   and equipment                                         138        129     2,206
  Equity investment in and advances to AFM               141    (10,569)      -
  Purchase of assets from AFM                         (7,076)    (6,706)      -

     Net cash used in investing activities:          (27,261)   (27,713)   (7,478)

Cash flow from financing activities:
  Proceeds from short-term borrowings                  2,625      4,943     3,775
  Payment on short-term borrowings                       -       (2,187)     (905)
  Proceeds from long-term borrowings                   1,040        -         -
  Principal payments on long-term debt                  (164)      (149)     (689)
  Proceeds from borrowings from Raymark                2,034        -       6,258
  Payments on borrowings from Raymark                 (8,388)      (917)   (3,085)
  Cash overdrafts                                      3,090        -         -
  Other                                                  195         21       (73)

     Net cash provided by financing
       activities                                        432      1,711     5,281

Effect of exchange rate changes on cash                 (146)       (33)       47

Net change in cash and cash equivalents               (1,428)    (8,256)   14,819
Cash and cash equivalents at beginning of year        11,341     19,597     4,778
Cash and cash equivalents at end of year            $  9,913   $ 11,341  $ 19,597

The accompanying notes are an integral part of these statements.

                                        RAYTECH CORPORATION
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands, except share data)


                           Number              Paid                Cumulative
                          of Shares   Common    in   Accumulated   Translation     Treasury Stock
                           Issued      Stock  Capital   Deficit    Adjustment     Cost      Shares

Balance,
  December 29, 1996       5,371,821  $ 5,372  $70,208  $ (38,922)    $ 1,918    $(4,561) (2,132,059)

Stock options exercised      45,546       45       67

Cumulative translation
  adjustment                                                          (1,203)

Purchase of treasury
  stock

Net income for the
 fiscal year ended
 December 28, 1997                                        15,538
Balance,
 December 28, 1997        5,417,367  $ 5,417  $70,275  $ (23,384)    $   715    $(4,561) (2,132,059)

The accompanying notes are an integral part of these statements.

Continued, page 2




                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands, except share data)




                           Number               Paid                  Cumulative
                          of Shares   Common     in     Accumulated  Translation    Treasury Stock
                           Issued      Stock   Capital    Deficit     Adjustment   Cost      Shares

Balance,
 December 31, 1995        5,362,139  $ 5,362   $70,192    $(54,913)    $ 2,600   $(4,561) (2,132,059)

Stock options exercised       9,682       10        16

Cumulative translation
  adjustment                                                              (682)

Net income for the
 fiscal year ended
 December 29, 1996                                          15,991
Balance,
  December 29, 1996       5,371,821  $ 5,372   $70,208    $(38,922)    $ 1,918   $(4,561) (2,132,059)

The accompanying notes are an integral part of these statements.

Continued, page 3





                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands, except share data)

                           Number              Paid                  Cumulative
                          of Shares   Common    in    Accumulated    Translation    Treasury Stock
                           Issued      Stock  Capital  Deficit       Adjustment    Cost      Shares

Balance,
  January 1, 1995         5,351,024  $ 5,351  $70,148  $(69,250)      $ 2,028    $(4,561) (2,132,056)

Stock options exercised      11,115       11       44

Cumulative translation
  adjustment                                                              572

Purchase of treasury
  stock                                                                              -            (3)

Net income for the fiscal
  year ended December 31,
  1995                                                   14,337
Balance,
 December 31, 1995        5,362,139  $ 5,362  $70,192  $(54,913)      $ 2,600    $(4,561) (2,132,059)

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)

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

       As the result of the inability of Raymark to fund Raytech's costs of defense recited above, and in order to obtain a ruling binding across all jurisdictions as to whether Raytech is liable as a successor for asbestos-related and other claims, including claims yet to be filed relating to the operations of Raymark or its predecessors, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, an official committee of equity security holders was appointed relating to a determination of equity security holders' interest in the estate.

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

       In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure. The Company incurred $1,751 in legal and testing costs associated with this matter during fiscal years 1996 and 1997 and has requested reimbursement from Raymark under the indemnification agreement. The amount is included in other current assets at December 28, 1997.

       As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and recordkeeping on operations in compliance. Potential fines for the violations were as high as $4.6 million; however, negotiations with the DEQ have been in progress concerning the compliance program and fines for past violations, resulting in a tentative agreement providing for a consent judgment with a fine of $324 and subject to completion of certain operational compliance programs. Finalization of the consent judgment is pending. The Company has accrued the cost of resolution of this matter.

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

       In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include a final judgment in the litigation to determine to what extent Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech is reviewing the Debtor's Plan to determine applicability and possible amendment in view of developments in the bankruptcy proceedings. In September 1994, the creditors' committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed. Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech and its creditors have returned to Bankruptcy Court procedures. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

       The process for confirmation of a reorganization plan was begun in 1996 and continues with adversary positions being presented to the Bankruptcy Court by the parties concerning the claims bar date, the notice to claimants and estimation of claims.

       In November 1996, Raytech filed an adversary proceeding complaint against the creditors' committee, seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors as a successor to Raymark is limited pursuant to bankruptcy law. The creditors' committee filed a motion for a summary judgment, which was granted by the Bankruptcy Court at a hearing in August 1997. Raytech considers the grant of the summary judgment dismissing the proceeding as unfounded in fact and law and will exhaust its legal remedies through appeal of the order.

       Several other matters have been filed in the Bankruptcy Court in 1996 and 1997 but not acted upon as yet and remain pending, including: (1) A creditors' committee motion for the appointment of a trustee to manage the Company; (2) Raytech's motion to dismiss its bankruptcy petition based upon Raymark providing indemnity for liability claims that may be filed against it; (3) a creditors' committee adversary proceeding complaint seeking to assert control over Raymark and its assets on the grounds of fraudulent transfers in the reorganization of Raytech in 1986 and the divestiture of Raymark in 1988; (4) a creditors' committee adversary proceeding complaint to litigate alternative theories of liability of Raytech other than successor liability; and (5) a creditors' committee adversary proceeding complaint to sanction Raytech for violation of a stipulation to give notice for non-ordinary course transactions by Raytech subsidiaries.

       In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended, to ensure indemnification for Raymark liabilities.
In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments based upon several theories, including a waste of assets and breach of a prior stipulation and fiduciary duty. In January 1998, the Bankruptcy Court enjoined the payments pending a trial. Raymark notified its retirees by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction. Raymark and Raymark retirees intervened in the action resulting in a Bankruptcy Court order to Raytech to supplement Raymark's obligations to its retirees pending a trial in April 1998.

       Following Raytech's cessation of the $650,000 note payments in December 1997, Raymark commenced 33 separate lawsuits against Raytech subsidiaries in various jurisdictions from New York to California ("Raymark Litigation") demanding payment or the return of assets for breach of contract. Raytech filed an adversary proceeding complaint to halt the Raymark litigation and was granted a temporary restraining order in December 1997 by the Bankruptcy Court that remains in effect. The creditors' committee intervened in the action in support of the restraining order.

       In January 1997, Raytech was named through a subsidiary in a third party complaint captioned Martin Dembinski, et al. vs. Farrell Lines, Inc., et al. vs. American Stevedoring, Ltd., et al. filed in the U.S. District Court for the Southern District of New York for damages for asbestos-related disease. The case has been removed to the U.S. District Court, Eastern District of Pennsylvania. When required, the Company will seek an injunction in the Bankruptcy Court to halt the litigation.

       Costs incurred by the Company for asbestos related liabilities are subject to indemnification by Raymark under the 1987 acquisition agreements. By agreement, in the past, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995, 1996 and 1997 were applied as a reduction of the note obligations pursuant to the agreements.

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

    Raytech operates through six subsidiaries: Raybestos Products Company ("RPC"), located in Crawfordsville, Indiana and Sterling Heights, Michigan; Raybestos Industrie-Produkte GmbH, located in Morbach, Germany; Raybestos U.K. Ltd., located in Liverpool, England; Allomatic Products Company, located in Sullivan, Indiana; and Raybestos Aftermarket Products Company located in Crawfordsville, Indiana. In 1997, the Company formed Automotive Composites Company, a subsidiary of the Company which will include the Sterling Heights, Michigan, operations effective in 1998.

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

    Certain amounts for prior years have been reclassified to conform to the current year's presentation.

2.  Fiscal Year

    The Company reports on a 52-53 week fiscal year; the last three fiscal years ended December 28, 1997, December 29,
    1996, and December 31, 1995.

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

7.  Earnings Per Share

    Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares during the year.

8.  Translation of Foreign Currencies

    The local currencies of the Company's subsidiaries in Germany and the United Kingdom have been designated as the functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, and an average exchange rate in effect during the year for revenue and expense items. The effects of translating the Company's foreign subsidiaries' financial statements are recorded as a separate component of shareholders' equity.

 9. Revenue Recognition

    Sales are recorded by the Company when products are shipped to customers.

10. Adoption of Recently Issued Accounting Pronouncements

    Effective January 1, 1997, the Company adopted Statement of Position 96-1, Environmental Remediation Liabilities. The adoption of the Statement had no impact on the Company's consolidated financial condition, results of operations or cash flows.

    Effective February 1, 1997, the Company adopted SFAS No.
    128, "Earnings Per Share." SFAS 128 revises the computation, presentation, and disclosure requirements related to earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement requires restatement of all prior period EPS data presented.


11. Recently Issued Accounting Pronouncements

    In 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, effective for fiscal 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company will adopt SFAS 130 in fiscal 1998.

    In 1997, SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information," was issued, effective for fiscal 1999. SFAS 131 changes the way public companies report information about operating segments. The Company will adopt SFAS 131 in its annual financial statements for fiscal 1998 and is still assessing the impact of this statement on its disclosures.

Note C - Statements of Cash Flows


    Other items not providing or requiring cash consist of:

                                     1997        1996       1995


Net loss on sale/writedown
  of fixed assets                  $   61     $   268    $ 1,994
Other non-cash items                  572        (238)       (70)

                                   $  633     $    30    $ 1,924

    Income taxes paid were $5,731, $8,677, and $10,202 during 1997, 1996 and 1995, respectively.

    Interest paid was $2,584, $2,731, and $2,449 during 1997,
1996 and 1995, respectively.

    Excluded from the 1997, 1996 and 1995 Consolidated
Statements of Cash Flows is $451, $469, and $791, respectively, of plant and equipment acquisitions in accounts payable or under capital leases.

    In connection with the purchase of certain assets of the Advanced Friction Materials Company, the Company committed to purchase certain real property in Sterling Heights, Michigan, and the common stock of the AFM Management Company on January 31, 1997 for $7,600 less amounts paid during 1996.

Note D - Inventories


Net Inventories

Inventories net of inventory reserves are as follows:


Fiscal Year                           1997         1996

Raw materials                      $ 10,751    $  9,921
Work-in-process                       7,760       8,033
Finished goods                        9,691      10,755

                                   $ 28,202    $ 28,709




Inventory Reserves


Fiscal Year                            1997        1996     1995

Beginning balance                   $  3,671    $ 2,962   $ 2,660
Provisions for obsolete and
  slow moving inventory                1,213      1,305       466
Charge-offs                           (1,059)      (596)     (164)

Ending balance                      $  3,825    $ 3,671   $ 2,962

Note E - Property, Plant and Equipment


    Property, plant and equipment, at cost, is summarized as follows:

                                                      Estimated
                                                          Useful
                                                          Lives
Fiscal Year                       1997          1996      (Years)

Land                          $   1,226     $  1,218         -

Buildings and improvements       24,622       23,121       5-40

Machinery and equipment         105,664       99,790       3-20

Capital leases                      904          877    See Below

Construction in progress         10,715        2,805         -

                                143,131      127,811

Less accumulated depreciation    82,141       76,686

Net property, plant and
  equipment                   $  60,990     $ 51,125



    Capital leases consist primarily of automobiles and telephone and computer equipment and are amortized over the economic life of the assets or the term of the leases, whichever is shorter.

    Maintenance and repairs charged to expense amounted to approximately $11,655, $10,046, and $11,093 for 1997, 1996 and
1995, respectively.

    Depreciation expense relating to property, plant and equipment were $8,746, $8,039, and $7,566 for 1997, 1996 and 1995, respectively.

Note F - Debt


Debt consists of the following:

Fiscal Year                              1997           1996

Notes due to Raymark (a)               $ 31,958     $ 39,444
Notes payable to banks (b)               14,034       10,701
Capitalized leases and other
  obligations                               313          389
Total borrowings                         46,305       50,534
Less short-term debt and current
  portion of long-term debt              23,139       22,860

Long-term debt                         $ 23,166     $ 27,674

       The aggregate maturities of debt are as follows:

                     1998              $ 23,139
                     1999                22,166
                     2000                   309
                     2001                   256
                     2002                   215
                     Thereafter             220

                  Total Debt           $ 46,305

       (a) The notes due to Raymark are the result of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987.

            In December 1992, the Company and Raymark amended the Asset Purchase Agreement of the Wet Clutch and Brake Division. Under the terms of the amendment, the original note in the principal amount of $23,074 plus accrued interest of $17,543 was canceled and replaced by an uncollateralized promissory note in the amount of $40,617, bearing interest at the rate of 6% per annum and payable in equal monthly installments of $650 commencing April 1993. The principal portion of the monthly installments was to be paid into an escrow account pending clearance of all Raymark encumbrances and liabilities as provided by the agreement (refer to Note A). In May 1995, the escrow agreement was amended, and the Company reclaimed the balance in the escrow and suspended payment of the monthly installments as a result of the Third Circuit Court of Appeals decision that jeopardizes the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. In February 1997, monthly installments of $650 were resumed to ensure indemnification for Raymark liabilities.

In connection with a complaint filed by the creditors' committee and a subsequent Bankruptcy Court injunction, the Company suspended payments on the Wet Clutch and Brake note in December 1997. The Bankruptcy Court's order was subsequently amended to require a note payment of up to $150 for Raymark's retiree benefits in March 1998 and to set a trial date on this matter for April 1998. At December 28, 1997 and December 29, 1996, the principal balance of the Wet Clutch and Brake note was $26,997 and $32,870, respectively, and accrued interest, included in accrued liabilities, was $264 and $0, respectively.
          As agreed by the Company and Raymark, remaining obligations under the German subsidiary note, payable in German deutsche marks (DM) are suspended pending the assets purchased being free of all Raymark related encumbrances and liabilities.
At December 28, 1997 and December 29, 1996, the balances due on the German note amounted to DM3,795 ($1,961) and DM3,795 ($2,411), respectively. As of December 28, 1997 and December 29, 1996, the accrued interest amounted to DM1,257 ($699) and DM899 ($584), respectively, and is included in accrued liabilities.

          In September 1993 and January 1994, "RCI" entered into loan agreements with Raymark for $2,500 and $3,000, respectively. As of December 28, 1997 and December 29, 1996, RCI has $3,000 outstanding under the loan agreements. The loans bear interest at 6% per annum and are included in the current portion of long-term debt. As of December 28, 1997 and December 29, 1996, the accrued interest amounted to $760 and $579, respectively, and is included in accrued liabilities.

          The Company has continued to classify the notes payable to Raymark for the acquisition of the Wet Clutch and Brake Division in accordance with the terms of the February 1997 adjusted note agreement pending the outcome of the aforementioned trial in April 1998. Amounts due under the German subsidiary notes and the current portion of the RCI loan agreements with Raymark are classified as short-term liabilities and are included as 1997 maturities of debt, although actual repayment is subject to assets purchased from Raymark being free of related encumbrances and liabilities as well as the aforementioned bankruptcy proceedings. Costs incurred by the Company subject to the indemnification clause of the 1987 agreements will be applied as a reduction of the note obligations (refer to Note H).

        (b) The Company's wholly-owned German subsidiaries (Raybestos Industrie-Produkte GmbH and Raytech Composites Europe
GmbH) have available lines of credit with several German banks amounting to DM7,800 ($4,339). Interest is charged at rates between 4.1% and 7.5%. The lines are repayable on demand. The amount outstanding under these available lines of credit at December 28, 1997 and December 29, 1996 was DM4,899 ($2,724) and

DM3,054 ($1,983), respectively. At December 28, 1997 and December 29, 1996, the remaining available lines of credit amounted to DM2,901 ($1,615) and DM2,856 ($1,855), respectively.

         In March 1995, RPC entered into a five-year loan agreement with The CIT Group/Credit Finance, Inc. ("CIT"), which provided for RPC to borrow up to $15,000, consisting of a revolving line of credit of $10,000 and a term loan of $5,000 at an interest rate of 1.75% above the prime rate. The amount of borrowing was predicated on satisfying an asset based formula related to levels of certain accounts receivable, inventories and machinery and equipment. The loans were collateralized by all assets, excluding land and buildings, at RPC. The purpose of the loan was for working capital, capital expenditures, acquisitions and possible settlement of successor liability issues. Under the terms of the loan agreement, RPC was required to maintain certain cash flow levels, and RPC's dividend payments to RCI were subject to certain restrictions. The amount outstanding under the line of credit at December 29, 1996 was $8,718. The additional borrowing availability at December 29, 1996 was $6,282, based upon the asset borrowing formula. The Company has classified amounts outstanding under the line of credit as current since its intention is to repay such amounts as cash becomes available.

     In November 1997, RPC refinanced its revolving line of credit in an effort to reduce its interest rate and to minimize facility fees. The new loan agreement with NationsCredit, Commercial Funding provides for RPC to borrow up to $17 million in the aggregate, consisting of a revolving line of credit of $10 million and a term loan of $7 million for capital equipment purchases. The loans bear an interest rate of .50% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment. The revolving loan allows the Company to borrow based on a borrowing base formula as defined in the Loan and Security Agreement (the "Agreement"). The Agreement includes certain covenant restrictions, including restrictions on dividends payable to Raytech Composites, Inc. ("RCI"), a wholly-owned subsidiary of the Company. At December 28, 1997, the net restricted assets of RPC amounted to $25, consisting of cash, inventory, machinery and equipment and all other tangible and intangible assets, excluding land and buildings. The purpose of the loan is to refinance existing indebtedness and for general working capital needs. The outstanding balance under the revolving line of credit is $4,506 and under the term loan is $6,804 at December 28, 1997, respectively. The additional borrowing availability on the revolving line of credit at December 28, 1997 is $0, based upon the asset borrowing formula.

     It is not practical for the Company to estimate the fair value of the debt it has with Raymark due to the uncertainties associated with the current bankruptcy proceedings. The remaining bank debt of the Company is at variable interest rates, and the carrying amount approximates fair value.

     The weighted average rates on all bank notes payable at December 28, 1997 and December 29, 1996 were 8.77% and 9.49%, respectively.

Note G - Research and Development


     Cost of research and new product development amounted to $5,903 in 1997, $5,958 in 1996, and $5,864 in 1995 and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note H - Related Parties


       During 1997 and other relevant periods of time, Raymark was owned by a corporation owned by Bradley C. Smith, son of Craig R. Smith, Director and Chief Executive Officer of the Company. On January 12, 1998, Craig R. Smith was terminated and resigned from the Board of Directors.

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

       Other Matters

       During 1989, Raytech incurred costs, including bankruptcy related attorneys' fees and lender refinance charges, in the amount of $1,558 subject to the indemnification clause of the 1987 agreement covering the purchase of assets of the Wet Clutch and Brake Division. Pursuant to Raymark's request, Raytech accepted 926,821 shares of Raytech stock in payment therefor. During 1990, Raytech incurred similar costs in the amount of $1,033 and was indemnified by a return of $364 or 177,570 shares of Raytech stock held by Raymark, an offset against the April 1990 note payment due under the German acquisition of $521, and then a subsequent return in February 1991 of an additional $148 or 74,826 shares of Raytech stock. Additionally, in January 1991, the Company incurred $750 of additional refinance charges, which were also subject to the indemnification clause. Raytech accepted Raymark's request to a reimbursement in the form of all remaining shares of Raytech stock held by Raymark, which amounted to $175 or 88,477 shares and then a reduction of $575 of future stock obligations pursuant to the Wet Clutch and Brake and German subsidiary acquisitions. Accordingly, in April 1991, $446 of such credit was used to defray the April 1991 stock obligation pursuant to the German subsidiary acquisition leaving a balance of $132 to be applied toward the stock obligation due in November 1991 pursuant to the Wet Clutch and Brake acquisition. In July 1991, the Company and Raymark agreed that any future reimbursement of indemnified costs by Raymark will be taken in the form of a reduction of future stock obligations under the Stock Purchase Agreement for the German subsidiary and any excess to be taken as a reduction of the note due Raymark. In December 1992, the Company and Raymark amended the Asset Purchase Agreement of the Wet Clutch and Brake Division. Under the terms of the amendment, the note in the principal amount of $23,074 plus accrued interest in the amount of $17,543 was canceled and replaced by an uncollateralized promissory note in the amount of $40,617, bearing interest at the rate of 6% per annum and payable in equal monthly installments of $650 commencing April 1993. The principal portion of the monthly installments was to be paid into an escrow pending clearance of all Raymark encumbrances and liabilities as provided by the Agreements. Payments due in 1991 and 1992 under the acquisition agreements as amended and deferred by agreement, amounting to $1,875, including accrued interest, were paid in monthly installments of $650 until paid in full in March 1993 bearing interest at 6%. As agreed by the Company and Raymark, 1993 and 1994 obligations under the German subsidiary note were suspended pending the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. Also, costs incurred by the Company subject to the indemnification clause of the 1987 agreements were to be applied as a reduction of the note obligations. As agreed in April 1993, the Company received 80,000 shares of its stock from Raymark valued at $262 as a credit for reimbursement of costs incurred by the Company under the indemnification clause. As of December 1994, the Company had incurred $253 of additional costs subject to the indemnification clause which were applied as a reduction of the note obligations pursuant to the agreement. As of May 1995, the Company had incurred $460 of additional costs subject to the indemnification clause which was applied as a reduction of the note obligations pursuant to the agreement. Also, in May 1995, the Company reclaimed the balance in the escrow and suspended payment of the monthly installments as a result of the Third Circuit Court of Appeals decision that jeopardizes the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. Monthly installments were resumed in February 1997 and subsequently suspended in December 1998 (see Note F). During 1996, the Company incurred costs of $917 and $1,705 subject to the indemnification clause which were applied as a reduction of the note obligation in December 1996 and February 1997, respectively. As of December 1997, the Company had incurred $1,773 of additional costs which were applied as a reduction of the note pursuant to the indemnification clause.

       In 1990 and 1991, Raytech Powertrain, Inc., a subsidiary of the Company, and owner of all of the capital stock of Allomatic Products Company ("APC"), sold approximately 45% of the capital stock of APC to a group of investors, including Craig Smith, for the purpose of partially financing APC's move from New York to Indiana and for the further growth of its business.
Subsequently, all APC stock held by Craig Smith was transferred to relatives and related companies, including Universal Friction Composites, Inc., and accordingly, in the opinion of General Counsel of the Company, remains 40% beneficially owned by him.
In March 1997, APC declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record in March 1997. At the record date, Craig Smith beneficially owned 41,904 shares of the outstanding shares of APC stock. The first, second and third quarter installments of the declared dividend were paid in 1997. The Company's Board of Directors reviewed Craig Smith's beneficial ownership of the APC stock and resulting payment of dividends at length and has recommended continued disclosure of the related party transactions and appointed the General Counsel of the Company to monitor and report all such related party transactions in the future.

       In September 1993 and January 1994, Raytech Composites,
Inc., a wholly-owned subsidiary of the Company, borrowed $2,500 and $500 under the loan agreements with Raymark. The loans bear interest at 6% per annum.

       During 1997 and 1996, the Company purchased yarn from Raymark amounting to $3,926 and $3,011, and at December 28, 1997 and December 29, 1996, the related payable amounted to $373 and $103, respectively.

       During 1988, the Company repurchased 200,000 shares of its common stock from Echlin Inc. in exchange for approximately $1,200 of credit on future product sales from the Company to Echlin, which is pre-petition debt under the Company's bankruptcy filing. As of December 28, 1997, Echlin's voting interest in the Company is 16.8%.

       In September 1996, Craig R. Smith entered into a consulting agreement with Raymark for services regarding asbestos litigation. Proceeds were paid to Raytech in the form of an offset against the note due Raymark in the amounts of $43 and $13 during 1997 and 1996, respectively.

       Earnings attributable to minority shareholders of Allomatic Products Company have been presented net of income tax as minority interest in the Condensed Consolidated Statement of Operations.

Note I - Income Taxes


     Income before provision for income taxes and minority interest consists of:

                                1997         1996      1995

         Domestic             $22,460       $19,982   $23,811
         Foreign                1,309           673       375

                              $23,769       $20,655   $24,186

       The Company's provision for taxes consists of the following:

                                1997         1996      1995
         Current:
           Federal            $ 6,437       $ 3,004   $ 7,876
           State                1,392         1,421     1,852
           Foreign                147           156       133

         Deferred:
           Federal             (1,076)         (975)     (852)

         Total income taxes   $ 6,900       $ 3,606   $ 9,009

       The analysis of the variance from the U.S. statutory income tax rate for consolidated operations is as follows:

                                          1997      1996      1995

       U.S. statutory rate                35.0%     35.0%     35.0%

       Increases (decreases)
       resulting from:
       Effect of foreign income
         taxes net of loss carry-
         forwards utilized                (1.3)       -         -
       Utilization of tax credits         (1.4)     (1.0)      (.1)
       Net decrease (increase) in
         benefit from carryback of
         future deductible amounts         2.8      (3.0)     (3.6)
       State income taxes, net of
         federal benefit                   3.8       4.2       5.0
       Adjustment of prior years'
         accruals                          3.4     (15.0)      (.1)
       Raymark indemnification
         payments                         (4.6)     (7.8)     (1.3)
       Reversal of foreign loss
         carryforward valuation
         allowance                        (6.4)       -         -
       Other                              (2.3)      (.9)      2.3

         Effective income tax rate        29.0%     17.5%     37.2%

       During 1996, the Company finalized its federal income tax audits for the fiscal years 1992-1994 resulting in a favorable adjustment of $3,100 to prior year income tax accruals.

       Deferred tax assets (liabilities) are comprised of the following:

                                        1997      1996      1995

     Excess of book provisions
       over tax deductions           $ 3,994   $ 4,977   $ 5,247
     Postretirement benefit            4,040     3,592     3,238
     Excess of tax basis over
       book basis of assets due
       to restructuring                2,807     3,346     2,277
     Foreign loss carryforwards        1,832     3,660     3,865
     Other                               947       947       798
     Gross deferred tax assets        13,620    16,522    15,425
     Deferred tax asset
       valuation allowance            (4,260)   (9,175)   (8,547)
     Deferred tax assets               9,360     7,347     6,878
     Gross deferred tax
       liabilities (excess of
       tax over book depreciation)    (3,783)   (2,846)   (3,352)

     Net deferred tax asset          $ 5,577   $ 4,501   $ 3,526

       The net deferred tax asset represents future tax deductions that can be realized upon carryback to prior years and German loss carryforwards.

       The deferred tax asset valuation allowance increased (decreased) by $(4,915), $628 and $82 during 1997, 1996 and 1995, respectively. The 1997 amount includes $1,519 of valuation allowance reversal based upon management's conclusion that German net operating loss carryforwards are more likely than not to be realizable.

       During 1997 and 1996, the Company utilized foreign loss carryforwards, which reduced income tax expense by $417 and $366, respectively. At December 28, 1997, the Company had foreign loss carryforwards of $6,011, which do not expire.

Note J - Employee Benefits


     Raytech has several pension plans covering substantially all employees. Pension expense for the defined benefit plan includes current service costs and the amortization of prior service costs over an average of twelve years.

     The Company also provides self-insured health care and life insurance benefits for its active and retired employees.

     In January 1988, the Company formed Raytech Corporation's Retirement Plan for Hourly Employees (the "Raytech Plan"). The Raytech Plan covers substantially all hourly employees of RPC in Indiana retroactive to November 1, 1987 and calls for benefits to be paid to eligible employees at retirement based upon an annual normal retirement allowance multiplied by the number of years of credited service. Effective in January 1997, the retirement allowance was $204.00, and in March 1997, it was increased to $210.00. Prior to November 1, 1987 all obligations due to Raybestos Products Company employees and the related assets were covered under Raymark Industries, Inc. Retirement Plan for Hourly Employees (the "Predecessor Plan"). In May of 1988, pursuant to the divestiture of Raymark, all assets and obligations of the Predecessor Plan transferred to Asbestos Litigation Management (see Notes A and H).

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

     The net periodic pension cost for defined benefit plans was comprised of:

                                           1997      1996     1995

     Service cost                        $ 254    $  247    $ 174
     Interest cost on projected benefit
       obligations                         190       155      124
     Actual return on plan assets         (122)      (99)     (79)
     Net amortization and deferral          33        30       11

     Net periodic pension cost           $ 355     $ 333    $ 230

     The funded status of the Raytech Plan is as follows:


                                       December 28,    December 29,
                                          1997            1996
Actuarial present value of
  benefit obligations:
    Vested                                $(2,940)      $(2,390)
    Non-vested                               (302)         (205)
Total accumulated benefit obligations     $(3,242)      $(2,595)

Projected benefit obligations             $(3,242)      $(2,595)
Plan net assets at fair value               2,372         1,931
Excess of projected benefit
  obligation over plan assets                (870)         (664)
Unrecognized past service cost                225            71
Unrecognized actuarial loss                   590           514
Adjustment required to recognize
  minimum liability                          (815)         (585)
Net accrued pension liability             $  (870)      $  (664)


     The assumptions used for the fiscal years ending 1997, 1996 and 1995 were:

                                Dec. 28,    Dec. 29,     Dec. 31,
                                  1997        1996         1995

Discount rate                     6.75%       7.0%         7.0%
Expected long-term rate of
  return on assets                6.00%       6.0%         6.0%

     The Company's German subsidiaries have unfunded defined benefit plans covering certain employees. The net periodic pension cost for these defined benefit plans is comprised of:

                                     1997      1996       1995

Service cost                        $  86    $   96      $ 105
Interest cost on projected
  benefit obligation                  165       178        190
Amortization of transition amount      52        59         62
Amortization of actuarial gain       (176)     (204)      (182)

Net periodic pension cost           $ 127    $  129      $ 175

Discount rate                         7.0%      7.0%       7.0%

     The status of the German plans is as follows:

                                          Dec. 28,    Dec. 29,
                                            1997       1996

Actuarial present value
  benefit obligations:
  Vested                                  $(2,022)    $(2,214)
  Non-vested                                 (143)       (149)
Total accumulated benefit obligations     $(2,165)    $(2,363)

Projected benefit obligations             $(2,254)    $(2,477)
Unrecognized past service cost                296         404
Unrecognized actuarial gain                    34        (154)
Current maturities                            100         117

Net accrued pension liability             $ 1,824     $(2,110)


     The Company also sponsors a defined contribution plan which covers essentially all salaried employees of Raytech. Contributions generally aggregate up to 6% of each salaried employee's base salary in stock or cash. The total Company contributions in 1997, 1996 and 1995 under the salary defined contribution plan was $800, $632, and $598, respectively. In 1988, Raytech established a voluntary defined contribution plan available to all bargaining unit and other hourly-paid employees of the Company and its subsidiaries that are authorized to participate. At Allomatic Products Company, a Company incentive contribution of 2% is payable upon the attainment of certain operating earnings goals. The total Company contributions in 1997, 1996, and 1995 under the hourly defined contribution plan was $24, $18, and $18, respectively.

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

     The Company funds the costs associated with providing the post-retirement life insurance and health benefits on a "pay-as-you-go" basis.

     The components of the accumulated postretirement benefit obligation are as follows:

                                             1997         1996

Retirees and dependents                   $ 1,790      $ 1,227
Actives fully eligible                      3,052        2,780
Actives not fully eligible                  5,491        4,775
Unfunded accumulated postretirement
  benefit obligation                       10,333        8,782
Unrecognized net gain(loss)                   (21)         657
Accrued postretirement benefit cost        10,312        9,439
Less current portion                          268          196
                                          $10,044      $ 9,243

     The components of net periodic postretirement benefit expense for fiscal 1997, 1996 and 1995 are as follows:

                                             1997    1996    1995

     Service cost                          $  446  $  511  $  383
     Interest cost on accumulated
       post-retirement benefit obligation     634     680     623
     Unrecognized net gain(loss)              (13)     77     (11)
      Net periodic expense                 $1,067  $1,268  $  995

     The assumed discount rates used to measure the accumulated postretirement benefit obligation at December 28, 1997, December 29, 1996 and December 31, 1995 were 6.75%, 7.0%, and 7.0%, respectively. The assumed health care cost trend rate used to measure the expected cost of benefits is 6.5% for both fiscal 1998 and 1997. The health care cost trend rate has a significant effect on the amounts reported. For example, a one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $1,100 and increase net periodic expense by $100.

     The following table summarizes the number of active and retired employees at the end of the last three fiscal years who are covered under these plans:

             Year            Active          Retirees

             1997            1,360               60
             1996            1,259               45
             1995            1,244               41

     During 1988, certain assets of the employee savings plans were invested in a long-term investment contract with Executive Life Insurance Company. In April 1991, Executive Life Insurance Company was placed in conservation by the California Insurance Commission and pursuant to the terms of a Rehabilitation Plan approved by a California Superior Court effective September 1993, all contracts were restructured adjusting the values downward. In 1994, the Company committed to make additional contributions to the employee savings plans to reinstate certain designated employee investment values lost as a result of the Executive Life Insurance Company failure and subsequent conservation and rehabilitation plan. Following receipt of governmental approvals, the Company made the contributions to the employee savings plans in April 1995 in the amount of $1,068 covering full reinstatement of investment losses in Executive Life contracts. In May 1997, May 1996 and October 1995, the Company was reimbursed $120, $79 and $224, respectively, from Executive Life holdbacks.

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

    A summary of information about Raytech's operations by geographic segments at year-end 1997, 1996 and 1995 and for the fiscal years then ended follows:


                              Net    Operating   Identifiable
                             Sales     Income       Assets

1997

Domestic                   $191,822   $ 23,829     $130,948
Europe (1)                   42,653      2,335       22,569

  Consolidated             $234,475   $ 26,164     $153,517


1996

Domestic                   $172,424   $ 22,153     $119,821
Europe (1)                   45,259      1,450       20,334

  Consolidated             $217,683   $ 23,603     $140,155


1995

Domestic                   $128,629   $ 19,835     $ 90,258
Europe (1)                   48,869      1,124       24,178

  Consolidated             $177,498   $ 20,959     $114,436

(1)  Primarily Germany

     Domestic sales to a single customer, Caterpillar, Inc., were 14%, 15%, and 14% of consolidated sales for 1997, 1996 and 1995, respectively.

  Domestic operating income includes corporate, general and administrative expenses.

NOTE L - Summarized Quarterly Financial Data (Unaudited)
         (in thousands except share and market data)




                                       Fiscal Quarters Ended 1997
                               March 30   June 29    Sept. 28  December 28

Net sales                     $ 59,121   $ 60,760    $ 56,251   $ 58,343
Gross profit                    13,928     13,683      11,782     12,182
Income before provision
  for taxes and minority
  interest                       6,482      7,405(b)    5,572(b)   4,310
Net income                    $  4,282   $  5,143    $  3,710   $  2,403
Basic income per share        $   1.32   $   1.58    $   1.14   $    .73
Diluted income per share      $   1.22   $   1.46    $   1.05   $    .68

Market range:
  -high                          7-1/8     6-5/16       6-5/8      6-5/8
  -low                           4-1/8     5            5-1/4      5-3/16
Dividends                          -         -            -          -

                                       Fiscal Quarters Ended 1996
                               March 31    June 30   Sept. 29  December 29

Net sales                     $ 52,037    $ 60,142   $ 53,660   $ 51,844
Gross profit                    13,799      14,790     12,799     12,881
Income before provision
  for taxes and minority
  interest                       6,598       7,322      5,196      1,539
Net income                    $  3,691    $  4,592   $  4,754(a)$  2,954(a)
Basic income per share        $   1.14    $   1.42   $   1.47   $    .91
Diluted income per share      $   1.09    $   1.31   $   1.38   $    .86

Market range:
  -high                          3-7/8       6-3/4       5         4-1/2
  -low                           2-7/8       3-1/2       3-3/4     3-1/2
Dividends                          -           -          -          -




(a) Includes adjustments to income tax expense for prior year accruals no longer required.

(b) Includes adjustments related to environmental accruals established in 1996 that are no longer required.

Note M - Supplementary Financial Statement Detail



Fiscal Year                                 1997         1996

OTHER CURRENT ASSETS

Deferred income taxes                    $  4,128     $  4,000
Prepaid insurance                             762          769
Prepaid expenses                            1,751        1,260
Other                                       1,949        2,091
                                         $  8,590     $  8,120

ACCOUNTS PAYABLE

Trade accounts payable                   $ 17,609     $ 11,882
Amounts due to AFM                            -          7,076
Cash overdraft                              3,090           -
Other                                           4           41
                                         $ 20,703     $ 18,999


Fiscal Year                                 l997         l996

ACCRUED LIABILITIES

Property taxes                           $  1,925     $  1,933
Legal                                       1,366          728
Taxes                                         946          113
Wages and related taxes                     6,997        8,547
Pensions and employee benefits              2,649        2,616
Product due Echlin (see Note H)             1,183        1,183
Other(1)                                    7,376        7,639
                                         $ 22,442     $ 22,759

OTHER LONG-TERM LIABILITIES

Long-term pensions                       $  1,823     $  2,110
Other                                       3,606        2,309
                                         $  5,429     $  4,419

(1) In fiscal 1997, the Company reversed $1.8 million of accruals established in 1996 to reflect management's revised estimate of probable liability for environmental violations at the Sterling Heights facility.


Fiscal Year                         1997        1996      1995

OTHER OPERATING INCOME (EXPENSE), NET

Production equipment write-down    $  -       $   -    $(1,746)
Insurance recovery                    -          183       -
Reimbursement of savings plan
 contributions (Note J)               120         79       224
Other, net                            152        (65)      -
                                   $  272    $   197   $(1,522)

OTHER INCOME (EXPENSE), NET

Interest income                    $  410    $   218   $   227
Lawsuit judgment                      -          -       4,597
Note settlement                       -          -         489
Income from equity
 investment in affiliate              647        -         -
Other, net                            268        (97)      604
                                   $1,325    $   121   $ 5,917

ALLOWANCE FOR BAD DEBTS

Beginning balance                  $  726    $   822   $   519
Provisions                            524         28       303
Charge-offs                           (64)      (124)      -
Ending balance                     $1,186    $   726   $   822

AMORTIZATION EXPENSE OF
  INTANGIBLE ASSETS

Advanced Friction Materials        $  370    $   343   $   -
Allomatic Products Company             57         57        57
Other                                  21         30        32
Ending balance                     $  448    $   430   $    89






Note M, continued


CONDENSED FINANCIAL INFORMATION OF RAYTECH CORPORATION (PARENT)
Summary financial information of the parent holding company, Raytech Corporation, which is operating under Chapter 11 of the U.S. Bankruptcy Code, is as follows:


Balance Sheet

                                                      1997              1996

Current Assets:
  Cash                                             $    296          $    134
  Deferred taxes                                      3,971             3,761
  Other current assets                                    2               794
     Total current assets                             4,269             4,689

  Investment in subsidiaries                         46,503            32,148

  Deferred taxes                                      1,449               501
  Other long-term assets                              1,580             1,344
     Total assets                                  $ 53,801          $ 38,682



Current Liabilities:

  Accounts payable and
    accrued liabilities                            $  3,456          $  3,995

  Other liabilities                                   1,883               672

     Total liabilities                                5,339             4,667



Shareholders' equity
  Common stock                                        5,417             5,372
  Additional paid in capital                         70,275            70,208
  Accumulated deficit                               (23,384)          (38,922)
  Cumulative translation adjustment                     715             1,918

                                                     53,023            38,576

Less treasury stock at cost                          (4,561)           (4,561)

  Total shareholders' equity                         48,462            34,015

  Total liabilities and shareholders'
    equity                                         $ 53,801           $38,682


Statements of Operations

                                                1997           1996          1995


General and administrative expenses          $ 1,837        $ 2,489       $ 4,436

Income (loss) before equity in earnings
in subsidiaries                               (1,837)        (2,489)       (4,436)

Equity in earnings of subsidiaries            17,375         18,480        18,773

Net income                                   $15,538        $15,991       $14,337




Statement of Cash Flows

                                               1997           1996          1995


Net cash used in operating activities        $(4,693)       $(2,972)      $(2,082)

Net cash provided by investing activities:
  Dividends from subsidiary                    4,743          3,015         2,070

Net cash provided by financing activities:
  Proceeds from sale of stock                    112             26            25

Net change in cash                               162             69            13

Cash, beginning of period                        134             65            52

Cash, end of period                          $   296         $  134        $   65




Note M, continued


NOTE TO CONDENSED FINANCIAL INFORMATION
OF RAYTECH CORPORATION (PARENT)


Note 1:   Basis of Presentation

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

            -  Costs and expenses and related accounts payable and accrued liabilities which in the opinion of management relate to the operation of the holding company. Such costs consist principally of compensation and related costs of certain employees designated as employees of the Registrant, operating costs of the Shelton, Connecticut, headquarters facility, certain professional fees, shareholder fees and public relations expenses. These costs are financed with subsidiary dividends.

           -  Capital accounts of the holding company.

     The investment in and operating results of the holding company's wholly- and majority-owned subsidiaries are reflected on the equity method.









Note N - Commitments


       Rental expense amounted to $1,050, $995, and $894, in 1997, 1996 and 1995, respectively. The approximate minimum rental commitments under non-cancelable leases at December 28, 1997 were as follows: 1998, $454; 1999, $385; 2000, $220; 2001, $219; 2002,
$219 and 2003 and thereafter, $787.

Note O - Stock Option Plans


          The Company's 1980 Non-Qualified Stock Option Plan (the
"Plan"), as amended, provided for the grant of options for up to 600,000 shares of common stock and any accompanying stock appreciation rights.
The Company granted both non-qualified and incentive stock options. In general, options granted under the Plan are at 100% of the fair market value on grant date or par value, whichever is higher. Once granted, options become exercisable in whole or in part after one year and expire on the tenth anniversary of the grant. Prior to the merger (refer to Note A), options were generally exercisable at the cumulative rate of 20% per year beginning one year from the date of grant. At the 1986
Annual Meeting, par value was reduced to $1.00 per share, and options granted below par value in 1985 were approved. On the effective date of the merger, all outstanding options under the Plan were canceled and new non-qualified options were issued by the Company at an option price of $6.81 which was equal to the fair market value at the date of grant.
The term during which any future options may be granted under the Plan expired on December 31, 1989.

          In 1991, the shareholders approved the adoption of a new non-qualified stock option plan ("1990 Plan") to replace the expired Plan.
The terms and provisions of the 1990 Plan are similar to the expired
Plan, providing for the grant of options for up to 500,000 shares of common stock authorized for such purpose by the shareholders. Effective
November 1, 1992, the Company granted 479,071 non-qualified options at an option price of $2.75. At the date of grant the market price per share was $2.375. In 1997, the shareholders approved an amendment of the 1990 Plan authorizing 500,000 additional shares of common stock for grant.

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

Note O, continued


          Changes during the three years ended December 28, 1997 in shares under option were as follows:

                                    1997                    1996                 1995
                                Weighted                Weighted             Weighted
                                 Average                 Average              Average
                                Exercise                Exercise             Exercise
                      Options      Price    Options        Price   Options      Price

Outstanding at
 beginning of year    658,350     $ 3.56    697,234       $ 3.66   813,055     $ 4.04

Granted                   -                     -                      -
Exercised             (45,546)      2.52     (9,682)        2.75   (11,115)      2.25
Lapsed                (82,154)      7.88    (25,000)        6.75  (103,406)      6.81
Canceled               (4,600)      1.75     (4,202)        2.94    (1,300)      1.75

Outstanding at
  end of year         526,050       2.99    658,350         3.56   697,234       3.66

Options available
 for future awards
 at end of year        30,299                30,299                 26,747

Options exercisable
 at end of year       526,050       2.99    658,350         3.56   697,234       3.66


          Options outstanding and exercisable at December 28, 1997 were as follows:

                                    Options Outstanding         Options Exercisable
                                    Weighted
                                     Average   Weighted                    Weighted
                                   Remaining    Average                     Average
                        Number   Contractual   Exercise          Number    Exercise
 Exercise Price    Outstanding          Life      Price     Exercisable       Price

    $1.75             78,450          1.84      $ 1.75        78,450        $ 1.75
    $2.75            405,489          4.85        2.75       405,489          2.75
    $7.63             42,111           .16        7.63        42,111          7.63

    $1.75            526,050          4.03      $ 2.99       526,050        $ 2.99

Note P - Concentration of Credit Risk


     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, trade receivables and investments in marketable securities. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The primary businesses of the Company's U.S. subsidiaries are the automotive and heavy duty equipment markets and the related aftermarkets within the United States. As of December 28, 1997 and December 29, 1996, the Company had uncollateralized receivables with two customers approximating $7,375 and $6,804, respectively, which represents 27.4% and 28.5% of the Company's trade accounts balance, respectively. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note Q - Acquisition


     On January 31, 1996, Raytech Composites, Inc. ("Composites"), a subsidiary of Raytech, and Raybestos Products Company ("RPC"), a subsidiary of Composites, entered into a series of related transactions with Advanced Friction Materials ("AFM") and related entities and persons as follows: Composites acquired a 47% minority share of the common stock of AFM for $9.4 million cash at closing; RPC acquired 100% of the common stock of AFM Management Company, which leases employees to AFM, for $1.0 million, which was paid for on January 31, 1997; RPC acquired the machinery and equipment and certain other operating assets of AFM for $3.5 million cash at closing; RPC committed to acquire land and building utilized in AFM's manufacturing operations (land and building located at 44650 Merrill, Sterling Heights, Michigan) from a principal owner of AFM for $6.6 million, which was consummated on January 31, 1997; RPC loaned AFM $1.3 million cash at closing bearing interest at the prime rate and maturing on January 31, 2003; RPC agreed to acquire AFM's inventory subsequent to closing, which has amounted to approximately $3.2 million. In addition, the parties entered into various other agreements, including supply and technology exchange agreements. Subsequent to the transaction, RPC is supplying AFM with products (automobile transmission component parts) manufactured at the Sterling Heights facility. Sales prices between RPC and AFM are established under the terms of the supply agreement entered into at closing. AFM bears responsibility principally for sales and marketing of the products to original equipment manufacturers and development of new products.

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

Note R - Earnings Per Share

                                    1997      1996       1995


Basic EPS computation


Numerator                        $ 15,538   $ 15,991   $ 14,337

Denominator:

  Common shares outstanding
   at beginning of the year     3,239,762  3,230,080  3,218,968

  Weighted average of treasury
   stock acquired                     -          -           (2)

  Stock options exercised          23,375      2,594      6,996

  Weighted average shares       3,263,137  3,232,674  3,225,962

Basic EPS                           $4.76      $4.95      $4.44



Diluted EPS Computation


Numerator                        $ 15,538   $ 15,991   $ 14,337

Denominator:

  Common shares outstanding
   at beginning of the year     3,239,762  3,230,080  3,218,968

  Weighted average of treasury
   stock acquired                     -          -           (2)

  Dilutive potential common
   shares                         261,254    208,971    143,041

  Stock options exercised          23,375      2,594      6,996

  Adjusted weighted
   average shares               3,524,391  3,441,645  3,369,003

Diluted EPS                         $4.41      $4.65      $4.26

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raytech Corporation and subsidiaries as of December 28, 1997 and December 29, 1996 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

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



Stamford, Connecticut
March 9, 1998

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



                                           PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

(a)  The following financial statements are included in Part II,
     Item 8:

         (1)  Financial Statements

              Consolidated Balance Sheets - December 28, 1997 and
              December 29, 1996

              Consolidated Statements of Operations for the 1997,
              1996 and 1995 fiscal years

              Consolidated Statements of Cash Flows for the 1997,
              1996 and 1995 fiscal years

              Consolidated Statements of Shareholders' Equity for the 1997, 1996 and 1995 fiscal years

              Notes to Consolidated Financial Statements

              Report of Independent Accountants

         (2) Financial Statement Schedules

              Schedules not included with this additional financial information have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or footnotes.

         (3)  The Exhibits are listed in the index of Exhibits at Item
              (c) hereafter.

    (b)  Reports on Form 8-K

         In Form 8-K dated August 14, 1997, the Registrant received a ruling of the United States Bankruptcy Court, District of Connecticut, in the Adversary Proceeding No. 96-5181 filed in the Registrant's bankruptcy proceedings, granting a motion for summary judgment filed by the official committee of unsecured creditors. The Adversary Proceeding was filed by the Registrant in November 1996 seeking a declaratory judgment that its liability for asbestos-related and other liabilities is limited as a successor to Raymark Industries, Inc. To support the summary judgment, the Court relied upon Schmoll v. AcandS, Inc., 703 F. Supp. 868 (D.Or. 1988) which held the Registrant to be a successor to the Raymark liabilities. The Court's ruling was stated from the bench and is subject to a written order to be issued at a later date. The Registrant considers the grant of the summary judgment dismissing the proceeding as unfounded in fact and law and intends to exhaust its legal remedies through appeal of the order when received.

         In Form 8-K dated January 12, 1998, the Board of Directors terminated Craig R. Smith as President, Chief Executive Officer and Director of the Registrant corporation, effective
         January 12, 1998, and elected Albert A. Canosa as President, Chief Executive Officer and Director in replacement. Mr. Canosa previously served as Vice President of Administration, Chief Financial Officer and Treasurer of the Registrant corporation and will continue to hold the offices of Chief Financial Officer and Treasurer.

    (c)  Index of Exhibits                                         Page

         2(a) Plan or Reorganization dated May 31, 1994 filed by the Registrant (k)

         2(b)   Plan of Reorganization dated September 12,
                1994 filed by the unsecured creditors'
                committee (l)

                                                             Page

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

    10(h)  Loan Agreement dated September 16, 1993 between
           Raytech Composites, Inc. and Raymark Industries,
           Inc. (j)

    10(i)  Loan Agreement dated January 10, 1994 between
           Raytech Composites, Inc. and Raymark Industries,
           Inc. (j)

    10(j) Loan and Security Agreement dated March 29, 1995 between Raybestos Products Company and The CIT
           Group/Credit Finance, Inc. (m)

    10(k)  Loan and Security Agreement dated November 21,
           1997 between Raybestos Products Company and
           NationsCredit Commercial Corporation (n)           96

                                                               Page

         22     Subsidiaries of Raytech                             131

         24     Consent of Independent Accountants                  132


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

         (j) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 1994.

 (k)  Included as an Exhibit to Registrant's Report on Form 10-Q
              filed with the Securities and Exchange Commission on August 9, 1994.

         (l) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 1994.

         (m) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on April 2, 1995.

         (n) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 1998.

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

    (d) The Index to Consolidated Financial Statements and Financial Statement Schedules is included beginning on page 93 hereafter.

                        Index To Consolidated Financial Statements


                                                                 Page
   Financial Statements:

     Consolidated Balance Sheets for the
     Fiscal Years Ended December 28, 1997
     and December 29, 1996                                        35

     Consolidated Statements of Operations
     for the 1997, 1996 and 1995 Fiscal Years                     36

     Consolidated Statements of Cash Flows
     for the 1997, 1996 and 1995 Fiscal Years                     37

     Consolidated Statements of Shareholders'
     Equity for the 1997, 1996, and 1995
     Fiscal Years                                                 38

     Notes to Consolidated Financial Statements                   41

     Report of Independent Accountants                            86

                                        SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RAYTECH CORPORATION


                                                 By: /s/ALBERT A. CANOSA
                                                     Albert A. Canosa
                                                     President and
                                                     Chief Executive Officer

Date:  March 18, 1998

                                        SIGNATURES




         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on March 18, 1998.


         Signature and Title                Signature and Title



/s/ ALBERT A. CANOSA                 /s/DENNIS G. HEINER
Albert A. Canosa                     Dennis G. Heiner
President, Chief Executive           Director
Officer and Director


/s/ALBERT A. CANOSA                  /s/DONALD P. MILLER
Albert A. Canosa                     Donald P. Miller
Treasurer and Chief                  Director
Financial Officer


/s/ROBERT L. BENNETT                 /s/ROBERT B. SIMS
Robert L. Bennett                    Robert B. Sims
Director                             Director


/s/ROBERT M. GORDON
Robert M. Gordon
Director