Form 10-Q
period 1998-03-29
RAYTECH CORP
filed 1998-05-11
CIK 797917

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


 For the Quarter ended                March 29, 1998


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


                   Yes   X              No

 As of March 29, 1998, 3,409,677 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.


                              Page 1 of 32

                        RAYTECH CORPORATION

                               INDEX


                                                            Page
                                                           Number

 PART I.       UNAUDITED FINANCIAL INFORMATION:

 Item 1.   Condensed Consolidated Balance Sheets as
           at March 29, 1998 and December 28, 1997             3

           Condensed Consolidated Statements of
           Operations for the thirteen weeks
           ended March 29, 1998 and March 30, 1997             4

           Condensed Consolidated Statements of Cash
           Flows for the thirteen weeks ended
           March 29, 1998 and March 30, 1997                   5

           Notes to Condensed Consolidated
           Financial Statements                                6

           Consolidated Statements of Shareholders'
           Equity - 1997                                       7

           Consolidated Statements of Shareholders'
           Equity - 1998                                       8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      20


  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                  23

  Item 6.  Exhibits and Reports on Form 8-K                   31

           Signature                                          32

RAYTECH CORPORATION



CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)(Unaudited)
                                                                  March 29,   Dec. 28,
As at                                                               1998       1997

ASSETS
Current assets
  Cash and cash equivalents                                      $  8,641    $  9,913
  Trade accounts receivable, less allowance of $746
    for 1998 and $672 for 1997                                     31,486      26,903
  Inventories                                                      28,292      28,202
  Other current assets                                              9,540       8,590
      Total current assets                                         77,959      73,608

Property, plant and equipment                                     146,639     143,131
  Less accumulated depreciation                                    84,021      82,141
      Net property, plant and equipment                            62,618      60,990
Investment in and advances to affiliates                           10,255      10,249
Other assets                                                        8,525       8,538
Total assets                                                     $159,357    $153,385

LIABILITIES
Current liabilities
  Notes payable                                                    12,325      13,039
  Current portion of long-term debt - Raymark                      11,691       9,970
  Current portion of long-term debt                                   145         130
  Accounts payable                                                 18,242      20,703
  Accrued liabilities                                              25,348      22,442
      Total current liabilities                                    67,751      66,284

Long-term debt due to Raymark                                      20,359      21,988
Long-term debt                                                      2,207       1,178
Postretirement benefits other than pensions                        10,228      10,044
Other long-term liabilities                                         5,984       5,429
Total liabilities                                                 106,529     104,923

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                                   -
  7,500,000 shares authorized, 5,541,736 and 5,417,367
    issued and outstanding in fiscal 1998 and 1997, respectively    5,542       5,417
Additional paid in capital                                         70,481      70,275
Accumulated deficit                                               (19,690)    (23,384)
Accumulated other comprehensive income                              1,056         715
                                                                   57,389      53,023
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   52,828      48,462
Total liabilities and shareholders' equity                       $159,357    $153,385

The accompanying notes are an integral part of these statements.

                       RAYTECH CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share data)






                                                      March 29,      March 30,
For the 13 Weeks Ended                                  1998           1997


Net sales                                           $  62,895       $ 59,121
Cost of sales                                         (48,200)       (45,193)

  Gross profit                                         14,695         13,928

Selling, general and administrative expenses           (6,844)        (7,141)

  Operating profit                                      7,851          6,787

Interest expense                                         (229)          (318)
Interest expense - Raymark                               (674)          (469)
Other income (expense), net                              (259)           482

Income before provision for income taxes
  and minority interest                                 6,689          6,482
Provision for income tax                               (2,542)        (1,954)
Minority interest                                        (453)          (246)

Net income                                          $   3,694       $  4,282

Basic earnings per share                            $    1.10       $   1.32

Diluted earnings per share                               1.05           1.22

The accompanying notes are an integral part of these statements.

                       RAYTECH CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)



                                                       March 29,    March 30,
For the 13 Weeks Ended                                   1998         1997

    Net cash provided by operating activities         $  2,376     $  4,521

Cash flow from investing activities:
  Capital expenditures                                  (4,512)      (2,859)
  Proceeds on sale of property, plant and equipment         36           54
  Note receivable due from AFM                              -            37
  Payments to AFM for land and building                     -        (7,076)
    Net cash used in investing activities               (4,476)      (9,844)

Cash flow from financing activities:

  Cash overdraft                                           253          -
  Proceeds from short-term borrowings                      337          -
  Payments on short-term borrowings                     (1,001)      (1,498)
  Principal payments on long-term debt                     (68)         (42)
  Proceeds from long-term borrowings                     1,013          484
  Payments on borrowings from Raymark                       -          (951)
  Other                                                    330          (32)

    Net cash used in financing activities                  864       (2,039)

Effect of exchange rate changes on cash                    (36)         (58)

Net change in cash and cash equivalents                 (1,272)      (7,420)

Cash and cash equivalents at beginning of period         9,913       11,341

Cash and cash equivalents at end of period            $  8,641     $  3,921



The accompanying notes are an integral part of these statements.


                                    RAYTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (in thousands, except share data)


                                                                  Accumulated
                           Number              Paid                   Other
                          of Shares   Common    in   Accumulated  Comprehensive    Treasury Stock
                           Issued      Stock  Capital   Deficit      Income       Cost      Shares

Balance,
  December 29, 1996       5,371,821  $ 5,372  $70,208  $ (38,922)    $ 1,918    $(4,561) (2,132,059)

Stock options exercised      16,520       16       22

Cumulative translation
  adjustment                                                            (734)

Purchase of treasury
  stock

Net income for the
 period ended
 March 30, 1997                                            4,282
Balance,
 March 30, 1997           5,388,341  $ 5,388  $70,230  $ (34,640)    $ 1,184    $(4,561) (2,132,059)

The accompanying notes are an integral part of these statements.







                                    RAYTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (in thousands, except share data)


                                                                    Accumulated
                           Number              Paid                   Other
                          of Shares   Common    in   Accumulated   Comprehensive   Treasury Stock
                           Issued      Stock  Capital   Deficit       Income      Cost      Shares

Balance,
  December 28, 1997       5,417,367  $ 5,417  $70,275  $ (23,384)    $   715    $(4,561) (2,132,059)

Stock options exercised     124,369      125      206

Cumulative translation
  adjustment                                                             341

Purchase of treasury
  stock

Net income for the
 period ended
 March 29, 1998                                            3,694
Balance,
 March 29, 1998           5,541,736  $ 5,542  $70,481  $ (19,690)    $ 1,056    $(4,561) (2,132,059)

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

        Prior to the formation of Raytech, Raymark was first sued in an asbestos-related claim in 1971 and has since been named as a defendant in more than 88,000 lawsuits in which substantial damages have been sought for injury or death from exposure to airborne asbestos fibers. More than 35,000 of such lawsuits have been disposed of by settlements, dismissals, summary judgments and trial verdicts at a cost in excess of $333,000 principally covered by Raymark's insurance. Subsequent to the sale of Raymark, as described below, lawsuits continued to be filed against Raymark at the rate of approximately 1,000 per month until an involuntary petition in bankruptcy was filed against Raymark in February 1989, which stayed all its litigation. In August 1996, the involuntary petition filed against Raymark was dismissed following a trial and the stay was lifted. However, in March 1998 Raymark filed a voluntary bankruptcy petition again staying the litigation.

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

        Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately
  3,300 asbestos-related lawsuits as a successor in liability to Raymark. The dollar value of these lawsuits cannot be estimated. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet
  Clutch and Brake Division and German subsidiary from Raymark in 1987. In February 1989, an involuntary petition in bankruptcy was filed against Raymark, and subsequently, a restrictive funding order was issued by an Illinois Circuit Court, which required one of Raymark's insurance carriers to pay claims but not defense costs, and another insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above, as provided in the indemnity section of the acquisition agreement. Raytech management was informed that Raymark's cost of defense and disposition of cases up to the automatic stay of litigation under the involuntary bankruptcy proceedings was approximately $333 million of Raymark's total insurance coverage of approximately $395 million. Raytech management was also informed that as a result of the dismissal of the involuntary petition, Raymark again encountered asbestos-related lawsuits but had received $27 million from a state guarantee association to make up the insurance policies of the insolvent carrier and had $32 million in other policies to defend against such litigation. However, in March 1998 Raymark filed a voluntary bankruptcy petition naming several large asbestos-related judgment creditors.

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

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure. The Company incurred $1,751 in legal and testing costs associated with this matter during fiscal years 1996 and 1997 and has filed for reimbursement from Raymark under the indemnification agreement. The amount is included in other current assets at December 28, 1997. An additional $31 in legal costs has been incurred in 1998.

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

        In November 1996, Raytech filed an adversary proceeding complaint against the creditors' committee, seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors as a successor to Raymark is limited pursuant to bankruptcy law. The creditors' committee filed a motion for a summary judgment, which was granted by the Bankruptcy Court at a hearing in August 1997. Raytech considers the grant of the summary judgment dismissing the proceeding as unfounded in fact and law and has filed an appeal of the order.

        Several other matters have been filed in the Bankruptcy Court in 1996 and 1997 but not acted upon as yet and remain pending, including: (1) A creditors' committee motion for the appointment of a trustee to manage the Company; (2) Raytech's motion to dismiss its bankruptcy petition based upon Raymark providing indemnity for liability claims that may be filed against it; (3) a creditors' committee adversary proceeding complaint seeking to assert control over Raymark and its assets on the grounds of fraudulent transfers in the reorganization of Raytech in 1986 and the divestiture of Raymark in 1988; (4) a creditors' committee adversary proceeding complaint to litigate alternative theories of liability of Raytech other than successor liability; and (5) a creditors' committee adversary proceeding complaint to sanction Raytech for violation of a stipulation to give notice for non-ordinary course transactions by Raytech subsidiaries. In March 1998, the creditors' committee filed a motion to activate the complaint seeking to assert control over Raymark and its assets, which is pending before the Court.

        In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended, to ensure indemnification for Raymark liabilities. In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments based upon several theories, including a waste of assets and breach of a prior stipulation and fiduciary duty. In January 1998, the Bankruptcy Court enjoined the payments pending a trial. Raymark notified its retirees by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction. Raymark and Raymark retirees intervened in the action resulting in a Bankruptcy Court order to Raytech to supplement Raymark's obligations to its retirees pending a trial in April 1998. In March 1998, prior to the trial, Raytech advised the Court that under the circumstances it would not make the payments resulting in the trial being put over and the order concerning Raymark's obligations to its retirees put in abeyance.

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

        In March 1998 Raymark filed a voluntary petition in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets the creditors' committee is seeking to have the venue of the Raymark bankruptcy transferred from Utah to the Connecticut Court. In April 1998, Raymark's parent, Raymark Corporation, also filed a voluntary petition in bankruptcy in the Utah Court and the creditors' committee is seeking the transfer of venue to Connecticut as well.

        In relation to the termination of Craig R. Smith, the Company determined to pay severance in the amount of $279.
  Upon receiving notice, the creditors' committee filed an action to prevent such payment and upon motion, the Court temporarily restrained the payment thereof which remains pending.

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


  NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of March 29, 1998 and December 28, 1997, the results of operations for the thirteen weeks ended March 29, 1998 and statements of cash flows for the weeks ended March 29, 1998. All adjustments are of a normal recurring nature. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended December 28, 1997.

          The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


  NOTE C - INVENTORIES

          Net, inventories consist of the following:

                             March 29, 1998     December 28, 1997

           Raw material           $ 9,984            $10,751
           Work in process          7,571              7,760
           Finished goods          10,737              9,691
                                  $28,292            $28,202


  NOTE D - RELATED PARTIES

          (In January 1998, Craig R. Smith, formerly President and Chief Executive Officer of Raytech was terminated and resigned from the Board of Directors. The following are disclosed because of the related relationships either directly or indirectly through Mr. Smith.)

           During the thirteen weeks ended March 29, 1998, the Company purchased yarn from Universal Friction Composites, a related party, in the amount of $1,043 and at March 29, 1998, the related payable amounted to $258.

          In March 1997, Allomatic Products Company ("APC"), a majority-owned subsidiary, declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record on March 31, 1997. At the record date, Craig R. Smith beneficially owned 3,000 shares and was a related party to owners of 38,904 shares, or 40% of the outstanding shares. The fourth quarterly installment was paid in February 1998.

          Earnings attributable to minority shareholders of Allomatic Products Company have been presented net of income tax as minority interest in the Condensed Consolidated
  Statement of Operations.

  Note E - EARNINGS PER SHARE



                                                 For the Thirteen Weeks Ended
                                                 March 29,          March 30,
                                                   1998               1997

Basic EPS Computation


Numerator                                      $    3,694           $    4,282

Denominator:

Common shares outstanding at
  beginning of year                             3,285,308            3,239,762
Weighted average of stock options
  exercised                                        64,886                7,066

Weighted average shares                         3,350,194            3,246,828

Basic earnings per share                            $1.10                $1.32




Diluted EPS Computation

Numerator                                      $    3,694           $    4,282

Denominator:

Common shares outstanding
  at beginning of year                          3,285,308            3,239,762
Weighted average of stock options
  exercised                                        64,886                7,066

Dilutive potential common shares                  181,887              275,627

Adjusted weighted average shares                3,532,081            3,522,455

Diluted earnings per share                          $1.05                $1.22
  NOTE F - Comprehensive Income

NOTE F - Comprehensive Income


          During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and has elected to report comprehensive income in the condensed consolidated statement of shareholders' equity. Comprehensive income is the change in equity from transactions and other events from nonowner sources. Comprehensive income includes net income and other comprehensive income. The components and related activity of accumulated other comprehensive income, resulting from foreign currency adjustments, are as follows:

                                               Accumulated
                                                  Other
                                            Comprehensive Income

  Balance December 29, 1996                      $1,918
  Changes in First Quarter                         (734)

  Balance March 30, 1997                         $1,184

  Balance December 28, 1997                      $  715
  Changes in first quarter                          341

  Balance March 29, 1998                         $1,056


  Note G - Subsequent Event

          In January 1996 Raytech acquired the assets of Advanced Friction Materials Company ("AFM") and 47% of the stock of AFM. The Stock Purchase Agreement ("Agreement") provided for the 53% stock owner to put his stock to Raytech anytime after two years. The owner put 53% of AFM stock to Raytech, and based on the formulated amount of $6,044 in accordance with the Agreement it paid the $3,022 in April 1998, and the balance of $3,022 is payable in three equal annual installments. Effective April 1998, Raytech will consolidate the results of AFM, which were previously recorded under the equity method.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


  Summary

        Pretax income for the thirteen-week period ended
  March 29, 1998 amounted to $6,689 as compared to $6,482 for the corresponding period in 1997. The increase of 3.2% is primarily due to higher net sales and lower selling, general and administrative expenses offset by lower margins in certain market segments.

             Net income for the thirteen-week period ended
  March 29, 1998 amounted to $3,694 or $1.10 per basic share as compared with $4,282 or $1.32 per basic share for the corresponding period in 1997. In addition to the items included in pretax income, the Company's tax provision increased to $2,542 in 1998 as compared to $1,954 in 1997. The primary reason for the increase is the reversal of certain valuation allowances in 1997 related to net operating loss carryforwards of the German operations.

  Net Sales

        Net sales for the thirteen-week period ended
  March 29, 1998 increased 6.4% to $62,895 as compared with $59,121 for the same period one year ago. The overall improvement for the thirteen-week period is primarily due to additional sales volume within the domestic OEM and construction product market segments. In addition, certain product lines within the aftermarket segment showed modest growth as the Company attempts to increase market share. European sales increased by $2,046. However, due to adverse foreign currency fluctuation that was reduced to $677 for the period.

  Gross Margin

        Gross profit margin as a percentage of sales for the thirteen-week period ended March 29, 1998 is 23.4%, as compared to 23.6% for the same period one year ago. The overall decrease is primarily due to an increase in domestic manufacturing labor and material costs, contractual price reductions to certain customers and a lower gross margin on domestic construction and foreign heavy duty sales.

  Selling, General and Administrative Expense

        Selling, general and administrative expenses decreased to $6,844 as compared to $7,141 one year earlier.
  The decrease is primarily due to lower salaries as a result of reduced bonuses, legal expense and other administrative expenses.

  Income Taxes

        The effective tax rate for the thirteen weeks ended March 29, 1998 is 38%. Included in the 1998 consolidated tax provision is a provision for foreign taxes in the amount of $298. Included in the 1997 consolidated tax provision is a reserve adjustment for $500 relating to Germany net operating loss carryforwards.

  Impact of Year 2000 Computer-Related Issues

        RPC is currently implementing new computer systems at an approximate cost of $2 million to be completed in 1998. The new systems will be Year 2000 compliant. Other subsidiaries are currently assessing the impact of the Year 2000 compliance, and the Company does not expect the cost to be material to its financial position or results of operations or cash flows.

  Recently Issued Accounting Pronouncements

        In February 1998, SFAS No. 132, "Employers'
  Disclosures about Pensions and Other Postretirement Benefits," was issued, effective for fiscal 1998. The Company will adopt
  SFAS 132 in its annual financial statements for fiscal 1998 and is still assessing the impact of this statement on its disclosures.

  Liquidity and Capital Resources

        During the first quarter of fiscal 1998, the Company generated positive cash flow from operating activities in the amount of $2.4 million. The positive cash flow is the result of the favorable earnings during the first quarter of fiscal 1998. Capital expenditures year-to-date for fiscal 1998 amounted to $4.3 million, which is consistent with the Company's projected spending plan for 1998.

        At March 29, 1998, the Company's wholly-owned German subsidiaries had available unused lines of credit amounting to DM4,286 ($2,318) which all expire on demand.

        In November 1997, RPC refinanced its revolving line of credit in an effort to reduce its interest rate and to minimize facility fees. The new loan agreement with NationsCredit, Commercial Funding provides for RPC to borrow up to $17 million in the aggregate, consisting of a revolving line of credit of $10 million and a term loan of $7 million for capital equipment purchases. The loans bear an interest rate of .50% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment. The revolving loan allows the Company to borrow based on a borrowing base formula as defined in the Loan and Security Agreement (the "Agreement"). The Agreement includes certain covenant restrictions, including restrictions on dividends payable to Raytech Composites, Inc. ("RCI"), a wholly-owned subsidiary of the Company. At March 29, 1998, the net restricted assets of RPC amounted to $27,000 consisting of cash, inventory, machinery and equipment and all other tangible and intangible assets, excluding land and buildings. The purpose of the loan is to refinance existing indebtedness and for general working capital needs. The outstanding balance under the revolving line of credit is $3,787 and under the term loan is $6,523 at March 29, 1998, respectively. The additional borrowing availability on the revolving line of credit at March 29, 1998 is $0, based upon the asset borrowing formula.

        Management believes that the Company will generate sufficient cash flow from operations during the balance of 1998 to meet all of the Company's obligations arising in the ordinary course of operations.

                  PART II. OTHER INFORMATION


  ITEM 1.  LEGAL PROCEEDINGS


       The formation of Raytech and the implementation of the restructuring plan more fully described in Item 1 above was for the purpose of providing a means to acquire and operate businesses in a corporate structure that would not be subject to any asbestos-related or other liabilities of Raymark.

       Prior to the formation of Raytech, Raymark was first sued in an asbestos-related claim in 1971 and has since been named as a defendant in more than 88,000 lawsuits in which substantial damages have been sought for injury or death from exposure to airborne asbestos fibers. More than 35,000 of such lawsuits were disposed of by settlements, dismissals, summary judgments and trial verdicts at a cost in excess of $333 million principally covered by Raymark's insurance. Subsequent to the sale of Raymark in 1988, lawsuits continued to be filed against Raymark at the rate of approximately 1,000 per month until an involuntary petition in bankruptcy was filed against Raymark in February 1989 which stayed all its litigation. In August 1996, the involuntary petition filed against Raymark was dismissed following a trial and the stay was lifted. However, in March 1998 Raymark filed a voluntary bankruptcy petition again staying the litigation.

       Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. The dollar value of these lawsuits cannot be estimated. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. In February 1989, an involuntary petition in bankruptcy was filed against Raymark, and subsequently, a restrictive funding order was issued by an Illinois Circuit Court, which required one of Raymark's insurance carriers to pay claims but not defense costs, and another insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above, as provided in the indemnity section of the acquisition agreement. Raytech management was informed that Raymark's cost of defense and disposition of cases up to the automatic stay of litigation under the involuntary bankruptcy proceedings was approximately $333 million of Raymark's total insurance coverage of approximately $395 million. Raytech management was also informed that as a result of the dismissal of the involuntary petition, Raymark again encountered asbestos-related lawsuits but had received $27 million from a state guarantee association to make up the insurance policies of the insolvent carrier and had $32 million in other policies to defend against such litigation. However, in March 1998 Raymark filed a voluntary bankruptcy petition naming several large asbestos-related judgment creditors.

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

       In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure. The Company incurred $1,751 in legal and testing costs associated with this matter in 1996 and 1997 and has filed for reimbursement from Raymark under the indemnification agreement. An additional $31 in legal costs has been incurred in 1998.

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

       In November 1996, Raytech filed an adversary proceeding complaint against the creditors' committee, et al., seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors as a successor to Raymark is limited pursuant to bankruptcy law. The creditors' committee filed a motion for a summary judgment, which was granted by the Bankruptcy Court at a hearing in August 1997. Raytech considers the grant of the summary judgment dismissing the proceeding as unfounded in fact and law and has filed an appeal of the order.

       Several other matters have been filed in the Bankruptcy Court in 1996 and 1997 but not acted upon as yet and remain pending, including: (1) A creditors' committee motion for the appointment of a trustee to manage the Company; (2) Raytech's motion to dismiss its bankruptcy petition based upon Raymark providing indemnity for liability claims that may be filed against it; (3) a creditors' committee adversary proceeding complaint seeking to assert control over Raymark and its assets on the grounds of fraudulent transfers in the reorganization of Raytech in 1986 and the divestiture of Raymark in 1988; (4) a creditors' committee adversary proceeding complaint to litigate alternative theories of liability of Raytech other than successor liability; and (5) a creditors' committee adversary proceeding complaint to sanction Raytech for violation of a stipulation to give notice for non-ordinary course transactions by Raytech subsidiaries. In March 1998, the creditors' committee filed a motion to activate the complaint seeking to assert control over Raymark and its assets which is pending before the Court.

       In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended, to ensure indemnification for Raymark liabilities. In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments based upon several theories, including a waste of assets and breach of a prior stipulation and fiduciary duty. In January 1998, the Bankruptcy Court enjoined the payments pending a trial.
  Raymark notified its retirees by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction. Raymark and Raymark retirees intervened in the action resulting in a Bankruptcy Court order to Raytech to supplement Raymark's obligations to its retirees pending a trial in April 1998. In March 1998, prior to the trial, Raytech advised the Court that under the circumstances it would not make the payments resulting in the trial being put over and the order concerning Raymark's obligations to its retirees put in abeyance.

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

      In March 1998 Raymark filed a voluntary petition in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets, the creditors' committee is seeking to have the venue of the Raymark bankruptcy transferred from Utah to the Connecticut Court. In April 1998, Raymark's parent, Raymark Corporation, also filed a voluntary petition in bankruptcy in the Utah Court, and the creditors' committee is seeking the transfer of venue to Connecticut as well.

      In relation to the termination of Craig R. Smith, the Company determined to pay severance in the amount of $279.
  Upon receiving notice, the creditors' committee filed an action to prevent such payment and upon motion the Court temporarily restrained the payment thereof which remains pending.

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

  ITEM 6(a).  EXHIBITS

   (11)   Statement re. Computation of Per Share Earnings


  ITEM 6(b).  REPORTS ON 8-K

              Termination of President and CEO

               The Board of Directors terminated Craig R. Smith as President, Chief Executive Officer and Director of the Registrant corporation effective January 12, 1998 and elected Albert A. Canosa as President, Chief Executive Officer and Director in replacement. Mr. Canosa previously served as Administrative Vice President, Chief Financial Officer and Treasurer of the Registrant corporation and will continue to hold the offices of Chief Financial Officer and Treasurer.

                            SIGNATURE


          Pursuant to the requirements of the Securities Exchange
  Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RAYTECH CORPORATION


                                    By: /s/JOHN B. DEVLIN
                                        John B. Devlin
                                        Vice President of
                                        Administration, Treasurer
                                        and Chief Financial Officer

  Date:  May 11, 1998


