Form 10-Q
period 1998-06-28
RAYTECH CORP
filed 1998-08-07
CIK 797917

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


 For the Quarter ended                June  28, 1998


 Commission file number               1-9298



                RAYTECH CORPORATION
        (Exact name of Registrant as specified in its charter)



            DELAWARE                               06-1182033
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


    Suite 512, One Corporate Drive
    Shelton, Connecticut                                  06484
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


                   Yes   X              No

 As of June 28, 1998, 3,420,995 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                        RAYTECH CORPORATION

                               INDEX


                                                            Page
                                                           Number

 PART I.       UNAUDITED FINANCIAL INFORMATION:

 Item 1.   Condensed Consolidated Balance Sheets as
           at June 28, 1998 and December 28, 1997              3

           Condensed Consolidated Statements of
           Operations for the thirteen weeks
           and twenty-six weeks ended June 28, 1998
           and June 29, 1997                                   4

           Condensed Consolidated Statements of Cash
           Flows for the thirteen weeks and twenty-six
           weeks ended June 28, 1998 and June 29, 1997         5
           Consolidated Statements of Shareholders'
           Equity - 1997                                       6

           Consolidated Statements of Shareholders'
           Equity - 1998                                       7

           Notes to Condensed Consolidated
           Financial Statements                                8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      21


  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                  25

  Item 6.  Exhibits and Reports on Form 8-K                   34

           Signature                                          35

RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(Unaudited)
                                                                  June 28,    Dec. 28,
As at                                                               1998       1997

ASSETS
Current assets
  Cash and cash equivalents                                      $  6,200     $ 9,913
  Trade accounts receivable, less allowance of $761
    for 1998 and $1,186 for 1997                                   31,920      26,903
  Inventories                                                      30,107      28,202
  Other current assets                                              9,284       8,590
      Total current assets                                         77,511      73,608

Property, plant and equipment                                     150,888     143,131
  Less accumulated depreciation                                    86,634      82,141
      Net property, plant and equipment                            64,254      60,990
Investment in and advances to affiliates                           16,444      10,249
Other assets                                                        8,616       8,538
Total assets                                                     $166,825    $153,385

LIABILITIES
Current liabilities
  Notes payable                                                    21,501      13,039
  Current portion of long-term debt - Raymark                      13,374       9,970
  Current portion of long-term debt                                   140         130
  Accounts payable                                                 14,553      20,703
  Accrued liabilities                                              18,984      22,442
      Total current liabilities                                    68,552      66,284

Long-term debt due to Raymark                                      18,706      21,988
Long-term debt                                                      4,453       1,178
Postretirement benefits other than pensions                        10,580      10,044
Other long-term liabilities                                         6,325       5,429
Total liabilities                                                 108,616     104,923

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,553,054 and 5,417,367
    issued and outstanding in fiscal 1998 and 1997, respectively    5,553       5,417
Additional paid in capital                                         70,501      70,275
Accumulated deficit                                               (13,873)    (23,384)
Accumulated other comprehensive income                                589         715
                                                                   62,770      53,023
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   58,209      48,462
Total liabilities and shareholders' equity                       $166,825    $153,385

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's omitted, except share data)










                                       For the 13 Weeks Ended    For the 26 Weeks Ended
                                       June 28,      June 29,    June 28,      June 29,
                                         1998           1997       1998          1997

Net Sales                              $ 63,645      $ 60,760    $126,540     $119,881
Cost of sales                           (47,172)      (47,077)    (95,372)     (92,270)

       Gross profit                      16,473        13,683      31,168       27,611

Selling and administrative expenses      (8,772)       (5,828)    (15,616)     (12,969)

       Operating profit                   7,701         7,855      15,552       14,642

Interest expense                           (831)         (327)     (1,060)        (645)
Interest expense - Raymark                 (267)         (562)       (941)      (1,031)
Other income (expense), net                 835           439         576          921

Income before provision for income
  taxes and minority interest             7,438         7,405      14,127       13,887
Provision for income tax                 (1,148)       (2,181)     (3,690)      (4,135)
Minority interest                          (473)          (81)       (926)        (327)

Net income                             $  5,817      $  5,143    $  9,511     $  9,425

Basic earnings per share               $   1.70      $   1.58    $   2.81     $   2.90

Diluted earnings per share             $   1.62      $   1.46    $   2.67     $   2.68

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)





                                                       June 28,     June 29,
For the 26 Weeks Ended                                    1998         1997


    Net cash provided by operating activities         $   5,655    $   9,141

Cash flow from investing activities:
  Capital expenditures                                   (7,773)      (9,818)
  Proceeds on sale of property, plant and equipment          72          105
  Purchase of common stock in AFM                        (3,000)         -
  Acquisition of machinery and equipment from AFM           -         (7,039)
    Net cash used in investing activities               (10,701)     (16,752)

Cash flow from financing activities:

  Cash overdraft                                         (3,090)          -
  Proceeds from short-term borrowings                     2,998        5,124
  Proceeds on long-term debt                              1,185          472
  Principal payments on long-term debt                     (101)         (88)
  Payments on borrowings from Raymark                        -        (2,417)
  Other                                                     356          (48)


    Net cash used in financing activities                 1,348        3,043

Effect of exchange rate changes on cash                     (15)         (93)

Net change in cash and cash equivalents                  (3,713)      (4,661)

Cash and cash equivalents at beginning of period          9,913       11,341

Cash and cash equivalents at end of period             $  6,200     $  6,680


The accompanying notes are an integral part of these statements.

                                        RAYTECH CORPORATION
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands, except share data)


                                                                  Accumulated
                           Number              Paid                   Other
                          of Shares   Common    in   Accumulated  Comprehensive    Treasury Stock
                           Issued      Stock  Capital   Deficit      Income       Cost      Shares

Balance,
  December 29, 1996       5,371,821  $ 5,372  $70,208  $ (38,922)    $ 1,918    $(4,561) (2,132,059)

Stock options exercised      17,920       18       23

Cumulative translation
  adjustment                                                          (1,070)

Purchase of treasury
  stock

Net income for the
 period ended
 June 29, 1997                                             9,425
Balance,
 June 29, 1997            5,389,741  $ 5,390  $70,231  $ (29,497)    $   848    $(4,561) (2,132,059)

The accompanying notes are an integral part of these statements.

                                        RAYTECH CORPORATION
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands, except share data)


                                                                    Accumulated
                           Number              Paid                   Other
                          of Shares   Common    in   Accumulated   Comprehensive   Treasury Stock
                           Issued      Stock  Capital   Deficit       Income      Cost      Shares

Balance,
  December 28, 1997       5,417,367  $ 5,417  $70,275  $ (23,384)    $   715    $(4,561) (2,132,059)

Stock options exercised     135,687      136      226

Cumulative translation
  adjustment                                                            (126)

Purchase of treasury
  stock

Net income for the
 period ended
 June 28,1998                                              9,511
Balance,
 June 28, 1998            5,553,054  $ 5,553  $70,501  $ (13,873)    $   589    $(4,561) (2,132,059)

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

      In January 1997, the U.S. Environmental Protection Agency ("EPA") and the State of Connecticut filed suit against Raymark claiming an amended amount of $300 million in damages for cleanup of the Stratford, Connecticut, site. The EPA has also filed a bankruptcy claim against Raytech as a successor to Raymark for cleanup of the Stratford site and other Raymark sites. Determination of Raytech's liability for such claims, if any, is subject to Bankruptcy Court deliberations and proceedings. It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark.

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. The discovery process in this action is nearing completion. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure. The Company incurred $1,751 in legal and testing costs associated with this matter during fiscal years 1996 and 1997 and has filed for reimbursement from Raymark under the indemnification agreement. The amount is included in other current assets at December 28, 1997. An additional $66 in legal costs has been incurred in 1998.

        As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and recordkeeping on operations in compliance. Potential fines for the violations were as high as $4.6 million; however, negotiations with the DEQ have been in progress concerning the compliance program and fines for past violations, resulting in a tentative agreement providing for a consent judgment with a fine of $324. Finalization of the consent judgment now is pending before a Michigan State Court.  The
  Company has accrued the cost of resolution of this matter.

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

  The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech and its creditors have returned to Bankruptcy Court procedures.
  Efforts to reach a consensual plan of reorganization are continuing. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

        The process for confirmation of a reorganization plan was begun in 1996 and continues with adversary positions being presented to the Bankruptcy Court by the parties concerning the claims bar date, the notice to claimants and estimation of claims.

        In November 1996, Raytech filed an adversary proceeding complaint against the creditors' committee, seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors as a successor to Raymark is limited pursuant to bankruptcy law. The creditors' committee filed a motion for a summary judgment, which was granted by the Bankruptcy Court at a hearing in August 1997. Raytech has filed an appeal of the order.

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

        In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended, to ensure indemnification for Raymark liabilities. In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments based upon several theories, including a waste of assets and breach of a prior stipulation and fiduciary duty. In January 1998, the Bankruptcy Court enjoined the payments pending a trial. Raymark's retirees were notified by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction. Raymark and Raymark retirees intervened in the action resulting in a Bankruptcy Court order to Raytech to supplement Raymark's obligations to its retirees pending a trial in April 1998. In March 1998, prior to the trial, Raytech advised the Court that under the circumstances it would not make the payments resulting in the trial being put over and the order concerning Raymark's obligations to its retirees put in abeyance.

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

        In March and April 1998 Raymark and its parent,
  Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets the creditors' committee, joined by Raytech, the Guardian Ad Litem for future claimants, the equity committee and the government agencies moved to have the venue of the Raymark bankruptcies transferred from Utah to the Connecticut Court. In July 1998, the Bankruptcy Court issued an order on the motions and transferred venue to the Connecticut Court. Raymark has filed an appeal of the order.

        In relation to the termination of Craig R. Smith as Chief Executive Officer and his claims for severance in the amount of $279, the Bankruptcy Court temporarily restrained any payment pursuant to an action filed by the creditors' committee. Raytech advised the Court that under the circumstances it would not make the severance payments resulting in the withdrawal of the adversary action.

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

NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of June 28, 1998 and December 28, 1997, the results of operations for the twenty-six weeks ended June 28, 1998 and statements of cash flows for the twenty-six weeks ended June 28, 1998. All adjustments are of a normal recurring nature except for the reversal of $800 in environmental accruals for the quarter ended June 29, 1997. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended December 28, 1997.

          The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


  NOTE C - INVENTORIES

          Net, inventories consist of the following:

                             June 28, 1998     December 28, 1997

           Raw material           $10,829            $10,751
           Work in process          7,808              7,760
           Finished goods          11,470              9,691
                                  $30,107            $28,202

NOTE D - EARNINGS PER SHARE


                                     For the 13 Weeks Ended   For the 26 Weeks Ended
                                     June 28,      June 29,   June 28,      June 29,
                                       1998          1997       1998          1997


Basic EPS Computation

Numerator                               5,817        5,143       9,511         9,425

Denominator:

Common shares outstanding at
  beginning of year                 3,285,308    3,239,762   3,285,308     3,239,762

Weighted average of stock options
  exercised                           128,392       17,687      96,639        12,370

Weighted average shares             3,413,700    3,257,449   3,381,947     3,252,132

Basic earnings per share                 1.70         1.58        2.81          2.90




Diluted EPS Computation

Numerator                               5,817        5,143       9,511        9,425

Denominator:

Common shares outstanding
  at beginning of year              3,285,308    3,239,762   3,285,308    3,239,762

Weighted average of stock options
  exercised                           128,392       17,687      96,639       12,370

Dilutive potential common shares      176,137      267,574     176,337      270,943

Adjusted weighted average shares    3,589,837    3,525,023   3,558,284    3,523,075

Diluted earnings per share               1.62         1.46        2.67         2.68


  NOTE E - Comprehensive Income

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

                                               Accumulated
                                                  Other
                                            Comprehensive Income

  Balance December 29, 1996                     $ 1,918
  Changes year-to-date                           (1,070)

  Balance June 29, 1997                          $  848

  Balance December 28, 1997                      $  715
  Changes year-to-date                             (126)

  Balance June 28, 1998                          $  589


  Note F - Acquisition of Common Stock of AFM

          In January 1996 RCI acquired 47% of the stock of Advanced Friction Materials Company ("AFM"). The Stock Purchase Agreement ("Agreement") provided for the 53% stock owner to put his stock to RCI anytime after two years. The owner put 53% of AFM stock to RCI which assigned its obligation to purchase the stock to AFM. Based on the formulated amount of $6,044 in accordance with the Agreement AFM redeemed 53% of its stock by paying $3,022 in April 1998, and the balance of $3,022 is payable in three equal annual installments. The note bears interest at a rate equal to the prime rate as stated in THE WALL STREET JOURNAL. Effective April 1998, Raytech has consolidated the results of AFM, which were previously recorded under the equity method. The pro forma effect on operations had Raytech made the acquisition at the beginning of the period is not significant.

          With the redemption of 53% of AFM Stock, AFM became a wholly-owned subsidiary of RCI. AFM has a revolving line of credit, payable to NationsCredit Commercial Funding which provides for borrowings up to $10 million in the aggregate. The loan bears an interest rate of .50% above the prime rate. The outstanding balance under the line of credit is $4,796 at

  June 28, 1998. The additional borrowing availability at June 28, 1998 is $2,204 based upon the asset borrowing formula.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


  Summary

        Net income for the thirteen-week period ended
  June 28, 1998 amounted to $5,817 or $1.70 per basic share as compared with $5,143 or $1.58 per basic share for the corresponding period in 1997. For the twenty-six week period, net income amounted to $9,511 or $2.81 per basic share compared with net income of $9,425 or $2.90 per basic share for the same period in 1997. The positive results are due to increased sales volume, improved gross margin and a lower effective tax rate partially offset by increased selling and interest expense.

        The decrease in basic earnings per share "EPS" is primarily due to the greater weighted average of stock options exercised during the period as compared to fiscal 1997. The effect of which diluted the weighted average shares used in the calculation of EPS (see Note D).

  Net Sales

        Net sales for the thirteen-week period ended June 28, 1998 increased 4.75% to $63,645 as compared with $60,760 for the same period one year ago. Net sales for the twenty-six week period ended June 28, 1998 increase 5.55% to $126,540 as compared with $119,881 for the same period one year ago. The overall improvement is primarily due to additional sales volume within the domestic OEM market segment. In addition, certain product lines within the aftermarket segment showed modest growth as the Company continues to increase market share. European sales increased by $2,082. However, due to adverse foreign currency fluctuation that was reduced to $200 for the period.

        Revenue increased by approximately $1.9 million as a result of the consolidation of AFM.

  Gross Margin

        Gross profit margin as a percentage of sales for the thirteen-week period ended June 28, 1998 is 25.88%, as compared to 22.52% for the same period one year ago. For the twenty-six week period ended June 28, 1998 gross profit margin as a percentage of sales is 24.63% as compared to 23.03% for the same period one year ago. The overall increase is primarily due to increased unit production coupled with a favorable mix of higher margin units being sold. However, the improvements were partially offset by an increase in domestic manufacturing labor and material costs, contractual price reductions to certain customers and a lower gross margin on domestic construction and foreign heavy duty sales.

  Selling, General and Administrative Expense

        Selling, general and administrative expenses increased to $15,616 as compared to $12,969 for the six months ended June 28, 1998. The increase is largely due to selling expenses of $1,660 associated with the AFM consolidation. In addition, shipping costs were up due to increased sales volume. In the second quarter 1997, there was a net reversal of $800 in accruals that had been established in 1996 relating to environmental violations at the Company's Sterling Heights facility.

  Interest Expense

        Interest expense increased primarily due to higher average borrowings and the additional debt associated with the consolidation of AFM (Note F).

  Income Taxes

        The effective tax rate for the twenty-six weeks ended June 28, 1998 is 26.1%. This rate reflects a reduction for certain costs incurred by Raytech for asbestos-related liabilities subject to indemnification by Raymark under the 1987 acquisition agreements. Included in the 1998 consolidated tax provision is a provision for foreign taxes in the amount of $185. Included in the 1997 consolidated tax provision is a reserve adjustment for $1,000 relating to Germany net operating loss carryforwards.

  Impact of Year 2000 Computer-Related Issues

        Raytech's RPC subsidiary is currently implementing new computer systems at an approximate cost of $2 million to be completed in 1999. The new systems will be Year 2000 compliant. Other subsidiaries are currently assessing the impact of the Year 2000 compliance, and the Company does not expect the cost to be material to its financial position or results of operations or cash flows.

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

        In February 1998, SFAS No. 132, "Employers' Disclosure Disclosures about Pensions and Other Postretirement Benefits," was issued, effective for fiscal 1998. The Company will adopt SFAS 132 in its annual financial statements for fiscal 1998 and is still assessing the impact of this statement on its disclosures.

  Liquidity and Capital Resources

        During the first half of fiscal 1998, the Company generated positive cash flow from operating activities in the amount of $5.7 million. The positive cash flow is the result of the favorable earnings during the first half of fiscal 1998. Capital expenditures year-to-date for fiscal 1998 amounted to $8.3 million, which is consistent with the Company's projected spending plan for 1998.

        In November 1997, RPC refinanced its revolving line of credit in an effort to reduce its interest rate and to minimize facility fees. The new loan agreement with NationsCredit, Commercial Funding provides for RPC to borrow up to $17 million in the aggregate, consisting of a revolving line of credit of $10 million and a term loan of $7 million for capital equipment purchases. The loans bear an interest rate of .50% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment.
  The revolving loan allows the Company to borrow based on a borrowing base formula as defined in the Loan and Security Agreement (the "Agreement"). The Agreement includes certain covenant restrictions, including restrictions on dividends payable to Raytech Composites, Inc. ("RCI"), a wholly-owned subsidiary of the Company. At June 28, 1998, the net restricted assets of RPC amounted to $30,000 consisting of cash, inventory, machinery and equipment and all other tangible and intangible assets, excluding land and buildings. The purpose of the loan is to refinance existing indebtedness and for general working capital needs. The outstanding balance under the revolving line of credit is $6,173 and under the term loan is $6,229 at June 28, 1998, respectively. The additional borrowing availability on the revolving line of credit at June 28, 1998 is $0, based upon the asset borrowing formula.

        In January 1996 RCI acquired 47% of the stock of Advanced Friction Materials Company ("AFM"). The Stock Purchase Agreement ("Agreement") provided for the 53% stock owner to put his stock to RCI anytime after two years. The owner put 53% of AFM stock to RCI which assigned its obligation to purchase the stock to AFM. Based on the formulated amount of $6,044 in accordance with the Agreement AFM redeemed 53% of its stock by paying $3,022 in April 1998, and the balance of $3,022 is payable in three equal annual installments. The note bears interest at a rate equal to the prime rate as stated in THE WALL STREET JOURNAL.

        With the redemption of 53% of AFM Stock, AFM became a wholly-owned subsidiary of RCI. AFM has a revolving line of credit, payable to NationsCredit Commercial Funding which provides for borrowings up to $10 million in the aggregate.
  The loan bears an interest rate of .50% above the prime rate. The outstanding balance under the line of credit is $4,796 at June 28, 1998. The additional borrowing availability at June 28, 1998 is $2,204 based upon the asset borrowing formula.

        At June 28, 1998, the Company's wholly-owned German subsidiaries had available unused lines of credit amounting to DM2,036 ($1,126) which all expire on demand.

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

         In January 1997, the U.S. Environmental Protection Agency ("EPA") and the State of Connecticut filed suit against Raymark claiming damages for cleanup of the Stratford, Connecticut, site in an amended amount of $300 million. The EPA has also filed a bankruptcy claim against Raytech as a successor to Raymark for cleanup of the Stratford site and other Raymark sites. Determination of Raytech's liability for such claims, if any, is subject to Bankruptcy Court deliberations and proceedings. It is possible that additional claims for reimbursement of environmental cleanup costs related to Raymark facilities may be asserted against Raytech, as successor in liability to Raymark.

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. The discovery process in this action is nearing completion. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure. The Company incurred $1,751 in legal and testing costs associated with this matter in 1996 and 1997 and has filed for reimbursement from Raymark under the indemnification agreement. An additional $66 in legal costs has been incurred in 1998.

   As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and recordkeeping on operations in compliance. Potential fines for the violations were as high as $4.6 million; however, negotiations with the DEQ have been in progress concerning the compliance program and fines for past violations, resulting in a tentative agreement providing for a consent judgment with a fine of $324. Finalization of the consent judgment now is pending before a Michigan State Court. The Company has accrued the cost of resolution of this matter.

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

        In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. Important conditions precedent to confirmation of the Debtor's Plan include a final judgment in the litigation to determine to what extent Raytech is a successor to the liabilities of Raymark and a resolution of the environmental claims or other claims filed or to be filed by governmental agencies. The Debtor's Plan provides that in the event Raytech is found to be a successor, it is to establish a successor trust funded by an amount determined to be the difference between what Raytech should have paid for the businesses purchased from Raymark less the amount actually paid and less amounts to be paid for environmental and other claims. This remedy would satisfy its obligations as a successor in full and render all claimants unimpaired, thereby eliminating the need for balloting and all equity shareholders would retain their interests in full. Raytech is reviewing the Debtor's Plan to determine applicability and possible amendment in view of developments in the bankruptcy proceedings referenced in this Item 3. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's

  Plan ("Creditors' Plan"). The Creditors' Plan calls for the elimination of Raytech Corporation and its stockholders to be replaced with a new Raytech. All of the stock of new Raytech would then be distributed to unsecured claimants, environmental claimants and both past and future asbestos disease claimants on a formulated basis set forth in the Plan. Current stockholders of Raytech would receive nothing under the Plan. Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. Raytech believes the Creditors' Plan is unconfirmable and will vigorously contest attempts to have it confirmed. The competing plans of Raytech and its creditors have returned to Bankruptcy Court procedures. Efforts to reach a consensual plan of reorganization are continuing. The outcome of these matters is expected to take considerable time and is uncertain. If an adverse plan is confirmed, it would have a material adverse impact on Raytech and its stockholders.

        The process for confirmation of a reorganization plan was begun in 1996 and continues with adversary positions being presented to the Bankruptcy Court by the parties concerning the claims bar date, the notice to claimants and estimation of claims.

        In November 1996, Raytech filed an adversary proceeding complaint against the creditors' committee, et al., seeking a declaratory judgment of the Bankruptcy Court that Raytech's liability to present and future creditors as a successor to Raymark is limited pursuant to bankruptcy law. The creditors' committee filed a motion for a summary judgment, which was granted by the Bankruptcy Court at a hearing in August 1997. Raytech has filed an appeal of the order.

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

         In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended, to ensure indemnification for Raymark liabilities. In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments based upon several theories, including a waste of assets and breach of a prior stipulation and fiduciary duty. In January 1998, the Bankruptcy Court enjoined the payments pending a trial. Raymark's retirees were notified by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction.
  Raymark and Raymark retirees intervened in the action resulting in a Bankruptcy Court order to Raytech to supplement Raymark's obligations to its retirees pending a trial in April 1998. In March 1998, prior to the trial, Raytech advised the Court that under the circumstances it would not make the payments resulting in the trial being put over and the order concerning Raymark's obligations to its retirees put in abeyance.

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

        In March and April 1998 Raymark and its parent, Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets, the creditors' committee joined by Raytech, the guardian ad litem for future claimants, the equity committee and the government agencies moved to have the venue of the Raymark bankruptcies transferred from Utah to the Connecticut Court. In July 1998, the Bankruptcy Court issued an order on the motions and transferred venue to the Connecticut Court. Raymark has filed an appeal of the order.


        In relation to the termination of Craig R. Smith as Chief Executive Officer and his claims for severance in the amount of $279, the Bankruptcy Court temporarily restrained any payment pursuant to an action filed by the creditors' committee. Raytech advised the Court that under the circumstances it would not make the severance payments resulting in the withdrawal of the adversary action.

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

                                   RAYTECH CORPORATION


                                    By: /s/JOHN B. DEVLIN
                                        John B. Devlin
                                        Vice President, Treasurer
                                        and Chief Financial Officer

  Date:  August 7, 1998