Form 10-Q
period 1998-09-27
RAYTECH CORP
filed 1998-11-06
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended     September 27, 1998

    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    Commission File Number     1-9298


                         RAYTECH CORPORATION
       (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                               06-1182033
(State or other Jurisdiction of              (I.R.S. Employer
 Incorporation or Organization)               Identification No.)


   Suite 295, Four Corporate Drive
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


                  Yes   X              No

As of September 27, 1998, 3,421,395 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                         RAYTECH CORPORATION

                                INDEX


                                                            Page
                                                          Number

PART I.   UNAUDITED FINANCIAL INFORMATION:

Item 1.   Condensed Consolidated Balance Sheets as
          at September 27, 1998 and December 28, 1997         3

          Condensed Consolidated Statements of
          Operations for the thirteen weeks
          and thirty-nine weeks ended
          September 27, 1998 and September 28, 1997           4

          Condensed Consolidated Statements of Cash
          Flows for the thirteen weeks and thirty-nine
          weeks ended September 27, 1998 and                  5
          September 28, 1997

          Consolidated Statements of Shareholders'
          Equity - 1998                                       6

          Consolidated Statements of Shareholders'
          Equity - 1997                                       7

          Notes to Condensed Consolidated
          Financial Statements                                8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      20


 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                  24

 Item 6.  Exhibits and Reports on Form 8-K                   31

          Signature                                          33

RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(Unaudited)
                                                                 Sept. 27,    Dec. 28,
As at                                                               1998       1997

ASSETS
Current assets
  Cash and cash equivalents                                      $  8,879     $ 9,913
  Trade accounts receivable, less allowance of $900
    for 1998 and $1,186 for 1997                                   34,481      26,903
  Inventories                                                      30,008      28,202
  Other current assets                                              9,436       8,590
      Total current assets                                         82,804      73,608

Property, plant and equipment                                     156,722     143,131
  Less accumulated depreciation                                    90,039      82,141
      Net property, plant and equipment                            66,683      60,990
Investment in and advances to affiliates                              -        10,249
Other assets                                                       24,945       8,538
Total assets                                                     $174,432    $153,385

LIABILITIES
Current liabilities
  Notes payable                                                  $ 22,358    $ 13,039
  Current portion of long-term debt - Raymark                      11,037       9,970
  Current portion of long-term debt                                 1,121         130
  Accounts payable                                                 16,498      20,703
  Accrued liabilities                                              17,657      22,442
      Total current liabilities                                    68,671      66,284

Long-term debt due to Raymark                                      20,784      21,988
Long-term debt                                                      5,831       1,178
Postretirement benefits other than pensions                        10,848      10,044
Other long-term liabilities                                         6,757       5,429
Total liabilities                                                 112,891     104,923

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,553,454 and 5,417,367
    issued and outstanding in fiscal 1998 and 1997, respectively    5,553       5,417
Additional paid in capital                                         70,501      70,275
Accumulated deficit                                               (10,160)    (23,384)
Accumulated other comprehensive income                                208         715
                                                                   66,102      53,023
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   61,541      48,462
Total liabilities and shareholders' equity                       $174,432    $153,385

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's omitted, except share data)





                                       For the 13 Weeks Ended    For the 39 Weeks Ended
                                       Sept. 27,     Sept. 28,   Sept. 27,    Sept. 28,
                                         1998           1997       1998          1997

Net Sales                              $ 61,486      $ 56,251    $ 188,026    $176,132
Cost of sales                           (48,515)      (44,469)    (143,887)   (136,739)

       Gross profit                      12,971        11,782       44,139      39,393

Selling and administrative expenses      (7,485)       (5,395)     (23,101)    (18,364)

       Operating profit                   5,486         6,387       21,038      21,029

Interest expense                           (299)         (338)      (1,359)       (983)
Interest expense - Raymark                  (46)         (563)        (136)     (1,594)
Other income (expense), net                  11            86          587       1,007

Income before provision for income
  taxes and minority interest             5,152         5,572       20,130      19,459
Provision for income tax                 (1,744)       (1,677)      (5,653)     (5,812)
Minority interest                          (327)         (185)      (1,253)       (512)

Net income                             $  3,081      $  3,710    $  13,224    $ 13,135

Basic earnings per share               $    .90      $   1.14    $    3.90    $   4.03

Diluted earnings per share             $    .87      $   1.05    $    3.71    $   3.73

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)




                                                        Sept. 27,   Sept. 28,
For the 39 Weeks Ended                                    1998         1997

    Net cash provided by operating activities         $   7,970    $  15,735

Cash flow from investing activities:
  Capital expenditures                                  (11,936)     (14,754)
  Proceeds on sale of property, plant and equipment         136          125
  Note receivable due from AFM                                -          101
  Purchase of common stock in AFM                        (3,337)          -
  Payments to AFM for land and building                       -       (7,076)
    Net cash used in investing activities               (15,137)     (21,604)

Cash flow from financing activities:

  Cash overdraft                                           (739)          -
  Net (payments) proceeds from short-term borrowings      1,175         (373)
  Net borrowing (payments) under revolving
    line of credit                                        3,456        4,078
  Proceeds on long-term debt                              2,356          462
  Principal payments on long-term debt                     (129)        (126)
  Principal payments on borrowings from Raymark            (349)      (3,905)
  Other                                                     356           97


    Net cash used in financing activities                 6,126          233

Effect of exchange rate changes on cash                       7          (89)

Net change in cash and cash equivalents                  (1,034)      (5,725)

Cash and cash equivalents at beginning of period          9,913       11,341

Cash and cash equivalents at end of period            $   8,879     $  5,616


The accompanying notes are an integral part of these statements.

                                        RAYTECH CORPORATION
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands, except share data)


                                                                    Accumulated
                           Number              Paid                   Other
                          of Shares   Common    in   Accumulated   Comprehensive   Treasury Stock
                           Issued      Stock  Capital   Deficit       Income      Cost      Shares

Balance,
  December 28, 1997       5,417,367  $ 5,417  $70,275  $ (23,384)    $   715    $(4,561) (2,132,059)

Stock options exercised     136,087      136      226

Cumulative translation
  adjustment                                                            (507)

Purchase of treasury
  stock

Net income for the
 period ended
 September 27, 1998                                       13,224
Balance,
 September 27, 1998       5,553,454  $ 5,553  $70,501  $ (10,160)    $   208    $(4,561) (2,132,059)

The accompanying notes are an integral part of these statements.

                                        RAYTECH CORPORATION
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands, except share data)


                                                                  Accumulated
                           Number              Paid                   Other
                          of Shares   Common    in   Accumulated  Comprehensive    Treasury Stock
                           Issued      Stock  Capital   Deficit      Income       Cost      Shares

Balance,
  December 29, 1996       5,371,821  $ 5,372  $70,208  $ (38,922)    $ 1,918    $(4,561) (2,132,059)

Stock options exercised      38,162       38       59

Cumulative translation
  adjustment                                                          (1,466)

Purchase of treasury
  stock

Net income for the
 period ended
 September 28, 1997                                       13,135
Balance,
 September 28, 1997       5,409,983  $ 5,410  $70,267  $ (25,787)    $   452    $(4,561) (2,132,059)

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

        In accordance with the restructuring plan, Raytech purchased the Wet Clutch and Brake Division and German subsidiary in 1987 from its then wholly-owned subsidiary, Raymark. Each such acquisition was financed through borrowed funds from new lenders and Raytech stock and notes. Pursuant to these acquisitions, Raymark agreed to indemnify Raytech for any future legal liabilities and costs that may result from asbestos litigation. Management believed that each purchase by Raytech from Raymark complied with Raytech's restructuring plan principles of (I) paying fair market value, (ii) acquiring businesses that did not give rise to any asbestos-related or other claims against Raymark,
  (iii) permitting Raymark to retain the proceeds for its ongoing business and creditors, (iv) entering the transactions in good faith and not to hinder, delay or defraud creditors, and (v) conducting its affairs independent of Raymark.

        In May 1988, following shareholder approval, Raytech sold all of the Raymark stock to Asbestos Litigation Management, Inc., thereby divesting itself of Raymark. Consideration received for the Raymark stock consisted of $50 cash paid at the closing and a 7-l/2% $950 promissory note paid in six equal annual installments.

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

        Since the bankruptcy filing several entities have asserted claims in Bankruptcy Court alleging environmental liabilities of Raymark based upon similar theories of successor liability against Raytech as alleged by asbestos claimants. These claims are not covered by the class action referenced above and will be resolved in the bankruptcy case. The environmental claims include a claim of the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating treatment and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U.S. Environmental Protection Agency for civil penalties charged Raymark in the amount of $12 million arising out of alleged Resource Conservation and Recovery Act violations at Raymark's Stratford, Connecticut, manufacturing facility.

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

        In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. In September 1994, the creditors' committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech and its creditors then returned to Bankruptcy Court procedures.

        In October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). The parties to the settlement include Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U. S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of Understanding provide for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive, through a trust established under The Bankruptcy Code, 90% of the equity in a company to be reorganized ("Reorganized Raytech") and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to the trust,and existing equity holders in Raytech to receive 10% of the equity in Reorganized Raytech. Substantive non-economic terms of the Memorandum of Understanding provide for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties have also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdensome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay.

        Following Raytech's cessation of monthly $650,000 note payments to Raymark in December 1997, Raymark commenced 33 separate lawsuits against Raytech subsidiaries in various jurisdictions from New York to California ("Raymark Litigation") demanding payment or the return of assets for breach of contract. Raytech filed an adversary proceeding complaint to halt the Raymark litigation and was granted a temporary restraining order in December 1997 by the Bankruptcy Court that remains in effect. The creditors' committee intervened in the action in support of the restraining order.

        In March and April 1998 Raymark and its parent,
  Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets the creditors' committee, joined by Raytech, the Guardian Ad Litem for future claimants, the equity committee and the government agencies moved to have the venue of the Raymark bankruptcies transferred from Utah to the Connecticut Court. In July 1998, the Bankruptcy Court issued an order on the motions and transferred venue to the Connecticut Court. Raymark filed an appeal of the order but has since withdrawn the appeal. In October 1998 a trustee was appointed by the United States Trustee over the Raymark bankruptcies.

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. The discovery process in this action is nearing completion. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure. The Company incurred $1,751 in legal and testing costs associated with this matter during fiscal years 1996 and 1997 and has filed for reimbursement from Raymark under the indemnification agreement. The amount is included in other current assets at December 28, 1997. An additional $137 in legal costs has been incurred in 1998.

        As a result of an inspection, the Company was notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and record keeping on operations in compliance. Potential fines for the violations were as high as $4.6 million; however, negotiations with the DEQ have been in progress concerning the compliance program and fines for past violations, resulting in an agreement finalized in September 1998 providing for a consent judgment with a fine of $324.

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

        The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the tentative settlement between Raytech and its creditors as recited in the Memorandum of Understanding referenced above has defined the impact of the successor liabilities imposed by the referenced court decisions. While an outline of principles in the Memorandum of Understanding has been agreed to by Raytech and its creditors, a consensual plan of reorganization must still be written and agreed to and is subject to review and confirmation by the Bankruptcy Court, which at this time cannot be predicted with certainty. Should the Memorandum of Understanding not result in a confirmed plan of reorganization, the ultimate liability of the Company with respect to asbestos-related, environmental, or other claims would remain undetermined. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.


  NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of September 27, 1998 and December 28, 1997, the results of operations for the thirty-nine weeks ended
  September 27, 1998 and statements of cash flows for the thirty-nine weeks ended September 27, 1998. All adjustments are of a normal recurring nature except for the reversal of $1,800 in environmental accruals for the quarter ended September 28, 1997. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended December 28, 1997.

          The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.


  NOTE C - INVENTORIES

          Net, inventories consist of the following:

                             Sept. 27, 1998    December 28, 1997

           Raw material           $10,981            $10,751
           Work in process          7,746              7,760
           Finished goods          11,281              9,691
                                  $30,008            $28,202

 NOTE D - EARNINGS PER SHARE


                                     For the 13 Weeks Ended   For the 39 Weeks Ended
                                     Sept. 27,     Sept. 28,  Sept. 27,    Sept. 28,
                                       1998          1997       1998         1997


Basic EPS Computation

Numerator                               3,081        3,710      13,224        13,135

Denominator:

Common shares outstanding at
  beginning of year                 3,285,308    3,239,762   3,285,308     3,239,762

Weighted average of stock options
  exercised                           135,990       25,582     109,756        16,746

Weighted average shares             3,421,298    3,265,344   3,395,064     3,256,508

Basic earnings per share                  .90         1.14        3.90          4.03




Diluted EPS Computation

Numerator                               3,081        3,710      13,224       13,135

Denominator:

Common shares outstanding
  at beginning of year              3,285,308    3,239,762   3,285,308    3,239,762

Weighted average of stock options
  exercised                           135,990       25,582     109,756       16,746

Dilutive potential common shares      138,746      273,637     165,283      264,979

Adjusted weighted average shares    3,560,044    3,538,981   3,560,347    3,521,487

Diluted earnings per share                .87         1.05        3.71         3.73


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

                                               Accumulated
                                                  Other
                                            Comprehensive Income

  Balance December 29, 1996                     $ 1,918
  Changes year-to-date                           (1,466)

  Balance September 28, 1997                     $  452

  Balance December 28, 1997                      $  715
  Changes year-to-date                             (507)

  Balance September 27, 1998                     $  208


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

          With the redemption of 53% of AFM Stock, AFM became a wholly-owned subsidiary of RCI. AFM has a revolving line of credit, payable to NationsCredit Commercial Funding which provides for borrowings up to $10 million in the aggregate, subject to a borrowing formula based upon AFM's accounts receivable. The loan bears an interest rate of .50% above the prime rate. The outstanding balance under the line of credit is $4,834 at September 27, 1998. The additional borrowing availability at September 27, 1998 is $2,166 based upon the asset-based borrowing formula.


  NOTE G - DEBT

          During the third quarter of fiscal 1998, Raytech management reconsidered the impact of the January 1998 Bankruptcy Court decision to require Raytech to halt payments on its promissory note payable to Raymark. Based upon the Court's decision, Raytech has concluded that interest should not be accrued during the cease payment period. Accordingly, no interest has been accrued in the fiscal 1998 third quarter, and the first and second fiscal 1998 quarters have been restated to reverse interest accrued during those periods of $629 and $222, respectively. The effect of the restatement on net income and earnings per share for the 1998 first and second quarters was $463 and $169 and $.14 and $.05 per share, respectively.

          The ultimate resolution of interest to be paid on the
  note is subject to the uncertainties inherent in reorganization proceedings under the Bankruptcy Code.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


          In preparing the discussion and analysis required by the Federal Securities Laws, it is presumed that users of the interim financial information have read or have access to the discussion and analysis for the preceding fiscal year.

  RESULTS OF OPERATIONS

          Raytech Corporation continued strong performance in the third quarter with net income of $3.081 million or $.90 per basic share, compared with $3.710 million or $1.14 per basic share, for the same quarter last year. Nine-month net income was $13.2 million, or $3.90 per basic share, compared with $13.1 million, or $4.03 per basic share for the same nine-month period in the prior year. Revenue growth, driven by strong demand for Company products led to the strong performance. Third quarter profits reflected positive contributions from the original equipment market, the aftermarket and the European dry clutch market.

          Worldwide net sales and revenues rose 9.3% for the quarter, to $61.5 million, and 6.8% for nine months, to $188.0 million, compared with $56.3 million and $176.1 million, respectively, last year. Domestic automotive original equipment sales account for substantially all of the increased sales reflecting an increase of $10.0 million for the nine-month period over the prior year. Domestic aftermarket sales continue to produce increased sales reflecting a $1.0 million increase for the nine-month period as compared with the same period in the prior year. Due to an adverse foreign exchange translation impact, overseas sales were slightly lower in dollar terms for both the quarter and year-to-date. The inclusion of AFM in consolidated results of operations since
  April 1988 positively increased revenue by $2.4 million year-to-date.

          The ratio of cost of goods sold to net sales was 79 percent in the third quarter of 1998 and 1997. During the first nine months of 1998, the ratio of cost of goods sold to net sales was 76.5 percent compared to 77.6 percent in the first nine months of last year. The increased year-to-date ratio was primarily due to the effect of increased unit production offset in part by higher materials and labor costs and price reductions to certain customers.

          Selling, general and administrative expenses increased 25.8 percent for the nine-month period to $23.1 million, compared to $18.4 million in 1997. The consolidation of AFM accounts for $2.4 million of the increase or 51 percent and higher costs associated with increased sales volume. Additionally, in 1997 $1.8 million of accrued liabilities relating to potential environmental problems at the Sterling Heights, Michigan, facility were reversed. This accrual reversal accounts for 38 percent of the change year-to-year. The interest expense for the period increased due to increased borrowings to support increased sales and additional borrowings associated with the AFM acquisition.

          During the third quarter of fiscal 1998, Raytech management reconsidered the impact of the January 1998 Bankruptcy Court decision to require Raytech to halt payments on its promissory note payable to Raymark. Based upon the Court's decision, Raytech has concluded that interest should not be accrued during the cease payment period. Accordingly, no interest has been accrued in the fiscal 1998 third quarter, and the first and second fiscal 1998 quarters have been restated to reverse interest accrued during those periods of $629 and $222, respectively. The effect of the restatement on net income and earnings per basic share for the 1998 first and second quarters was $463 and $169 and $.14 and $.05 per basic share, respectively.

          The ultimate resolution of interest to be paid on the
  note is subject to the uncertainties inherent in reorganization proceedings under the Bankruptcy Code.

  Year 2000

          The Company's Year 2000 Program addresses major assessment areas that include information systems, mainframe computers, personal computers, the distributed network, the shop floor, facilities systems, the Company's products, product research and development facilities, and the readiness of the Company's suppliers and distribution network. The program includes the following phases: identification and assessment, business criticality analysis, project work prioritization, compliance plan development, remediation and testing, production implementation, and contingency plan development for mission critical systems.

          The Company's objective is to become Year 2000 compliant with its mission critical activities and systems by mid 1999, allowing substantial time for further testing, verification and the final conversion of less important systems. The Company continues to be on schedule in its plans to accomplish this objective and has initiated infrastructure and information systems modifications to ensure that both hardware and software systems are compliant. The Company also is requesting assurances from its significant suppliers and dealers that they are addressing this issue to ensure there will be no major disruptions.

          The total cost of the modifications and upgrades should not exceed $3.5 million. Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties based upon the progress to date, the Company does not expect that either future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse effect on the Company's financial position or results of operations. Accordingly, the Company believes that the most reasonably likely worst case Year 2000 scenario would not have a material adverse effect on the Company's financial position or results of operations. However, the Company is reviewing the need to develop contingency plans, which should be determined by early 1999, should any Year 2000 failures occur in any of the assessment areas noted above.

  OUTLOOK

          The statements continued in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially. The forward-looking statements contained in this Form 10-Q are within the meaning of Section 27A of the Securities Exchange Act of 1933 and
  Section 21E of the Securities Exchange Act of 1934.

          The Company expects to continue to face an increasingly competitive automotive environment and a slowdown for the demand in certain agricultural machine products. Our major customers in the automotive industry face an increased competitive automotive environment which is likely to continue to limit Raytech's pricing flexibility in the near term. In addition, the weakness of the Japanese yen and other Asian currencies against the U. S. dollar and the continued deterioration in the Asian economies could result in substantial increases in imports from Asia to the U. S. and Canada. The Asian economic difficulties could have an unfavorable effect on overall economic conditions in the U. S. and Canada, where our major customers' sales are concentrated.

          With regard to the Company's agricultural equipment operations, worldwide farm commodity prices continued on a downward course during the quarter as a result of prospects for increased global supplies of grains and oilseeds, as well as fears about the Asian economic crisis. United States crop conditions remained generally good throughout the Midwest, with federal financial assistance expected to offset some of the drought-related losses being experienced in the South. Under these conditions, it is expected that retail demand for agricultural equipment will decline for the rest of 1998 and 1999. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for the fourth quarter of 1998 and 1999 to ensure the Company's production meets demand.

          The Company's outlook for 1998 worldwide sales and revenue remains unchanged, calling for sales and revenues to slightly surpass 1997 record levels.

  CAPITAL RESOURCES AND LIQUIDITY

          The Company's cash and cash equivalents totaled $8.9 million at September 27,1998 compared to $9.9 million at December 28, 1997. The decrease in cash is primarily caused by increased inventory and accounts receivable in support of the increased sales for the period. Capital investment for the nine-month period totaled $11.9 million, compared to $14.9 million for the same period in 1997. The level of capital investment is consistent with planned expenditures in both years.

          The Company uses secured lines of credit for funding purposes in the United States. Currently, the outstanding balances from available lines of credit are $13.3 million, with $2.2 million available in additional borrowings. The Company's wholly-owned German subsidiaries had available unused lines of credit amounting to DM2.8 million or $1.7 million, which expire upon demand. The Company believes that cash provided by operations will provide sufficient liquidity to meet its funding requirements.

                  PART II. OTHER INFORMATION


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

          Since the bankruptcy filing, several entities have asserted claims in Bankruptcy Court alleging environmental liabilities of Raymark based upon similar theories of successor liability against Raytech as alleged by asbestos claimants. These claims are not covered by the class action referenced above and will be resolved in the bankruptcy case. The environmental claims include a claim of the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating, treatment and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U.S. Environmental Protection Agency for civil penalties charged Raymark in the amount of $12 million arising out of alleged Resource Conservation and Recovery Act violations at Raymark's Stratford, Connecticut, manufacturing facility.

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

          In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. In September 1994, the Creditors' Committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech and its creditors then returned to Bankruptcy Court procedures.

 In October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization. The parties to the settlement include Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U. S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of Understanding provide for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive, through a trust established under The Bankruptcy Code, 90% of the equity in a company to be reorganized ("Reorganized Raytech") and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to the trust,and existing equity holders in Raytech to receive 10% of the equity in Reorganized Raytech. Substantive non-economic terms of the Memorandum of Understanding provide for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties have also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdomsome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay.

          Following Raytech's cessation of monthly $650,000
  note payments to Raymark in December 1997, Raymark commenced 33 separate lawsuits against Raytech subsidiaries in various jurisdictions ("Raymark Litigation") demanding payment or the return of assets for breach of contract. Raytech filed an adversary proceeding complaint to halt the Raymark litigation and was granted a temporary restraining order in December 1997 by the Bankruptcy Court that remains in effect. The creditors' committee intervened in the action in support of the restraining order.

          In March and April 1998 Raymark and its parent,
  Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets, the creditors' committee joined by Raytech, the guardian ad litem for future claimants, the equity committee and the government agencies moved to have the venue of the Raymark bankruptcies transferred from Utah to the Connecticut Court. In July 1998, the Bankruptcy Court issued an order on the motions and transferred venue to the Connecticut Court. Raymark filed an appeal of the order but has since withdrawn the appeal. In October 1998 a trustee was appointed by the United States Trustee over the Raymark bankruptcies.

          In April 1996, the Indiana Department of
  Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. The discovery process in this action is nearing completion. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure. The Company incurred $1,751 in legal and testing costs associated with this matter in 1996 and 1997 and has filed for reimbursement from Raymark under the indemnification agreement. An additional $137 in legal costs has been incurred in 1998.

          As a result of an inspection, the Company has been notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, are in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and record keeping on operations in compliance. Potential fines for the violations were as high as $4.6 million; however, negotiations with the DEQ have been in progress concerning the compliance program and fines for past violations, resulting in an agreement finalized in September 1998 providing for a consent judgment with a fine of $324.

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

          The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the tentative settlement between Raytech and its creditors as recited in the Memorandum of Understanding referenced above has defined the impact of the successor liabilities imposed by the referenced court decisions. While an outline of principles in the Memorandum of Understanding has been agreed to by Raytech and its creditors, a consensual plan of reorganization must still be written and agreed to and is subject to review and confirmation by the Bankruptcy Court, which at this time cannot be predicted with certainty. Should the Memorandum of Understanding not result in a confirmed plan of reorganization, the ultimate liability of the Company with respect to asbestos-related, environmental, or other claims would remain undetermined. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.





  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS

                 (10)  Memorandum of Understanding
                       Re. Consensual Plan of Reorganization

                 (27)  Financial data schedule (Edgar Only)


            (b)  REPORTS ON 8-K

                 Filed:  October 8, 1998

                 Tentative Settlement of Raytech Corporation
                 Bankruptcy

                 Raytech Corporation, the Registrant/Debtor
                 ("Raytech")has reached a tentative settlement (the "Settlement") with representatives for its creditors and equityholders with respect to a consensual plan of reorganization ("Plan") to be filed in its Chapter 11 bankruptcy case which was commenced in the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court") in March 1989. The Settlement is by and among Raytech, the Official Creditors' Committee, the Guardian Ad Litem for Future Claimants, the State of Connecticut, Department of Environmental Protection, the United States Department of Justice, Environmental and Natural Resources Division, and the Official Equity Committee.
                 Under the Settlement, the Plan, which is subject to the vote of creditors and equityholders, and confirmation by the Bankruptcy Court, will provide general unsecured creditors, including the present and future asbestos claimants and government claimants, through the vehicle of a trust established pursuant to Section 524(g) of the Bankruptcy Code, with (i) ninety percent (90%) of the stock of reorganized Raytech, (ii) all excess cash not necessary to fund the ongoing operations of reorganized Raytech, and (iii) net recoveries from certain claims against third parties. Under the Plan, the existing Raytech stockholders shall receive ten percent (10%) of the stock of reorganized Raytech. It is estimated that the entire plan confirmation process could take up to a year.

                 The dilution of shareholder value under the Settlement reflects the fact that pursuant to court decisions discussed below, Raytech's adjudged liabilities, as successor to Raymark Industries, Inc. ("Raymark"), appear to substantially exceed the reasonable value of its assets. The corporate restructuring of Raytech approved by the shareholders in 1986 was ruled invalid by a U.S. District Court in Oregon and Raytech was thereby held to have successor liability for Raymark's asbestos tort liabilities. See Schmoll v. Acands, Inc., 703 F. Supp. 868 (D. Ore. 1988), aff'd 977 F.2d 499 (9th Cir. 1992).
                 Raytech then filed a voluntary petition in bankruptcy to stay the multiple asbestos tort suits filed against it on theories of successor liability. Thereafter, Raytech sought determination in its bankruptcy case, that it was not bound by the decision in Schmoll. The U.S. District Court ruled that Raytech was bound under the principles of collateral estoppel by the decision in Schmoll.

                 Raytech Corporation v. White, No. B-89-623 (D. Conn., August 28, 1991) and that decision was affirmed by the Court of Appeals, 54 F3d 187 (3d Cir. 1995), cert. denied, 516 U.S. 914, 116 S. Ct.
                 302 (1995).

                 Raytech then filed an adversary proceeding in the Bankruptcy Court seeking a declaration that its liability as successor to Raymark was limited. (See Adversary Proceeding No. 96-5181.) The Court granted the creditors' motion for summary judgment against Raytech ruling that under Schmoll and White, Raytech's liability as Raymark's successor was unlimited in scope (Bkrptcy. Conn Feb 11, 1998).

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

  Date: November 6, 1998