Form 10-Q/A
period 1998-03-29
RAYTECH CORP
filed 1998-11-16
CIK 797917

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q/A

 [ ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

RAYTECH CORPORATION



CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)(Unaudited)
                                                                  March 29,   Dec. 28,
As at                                                               1998       1997

ASSETS
Current assets
  Cash and cash equivalents                                      $  8,641    $  9,913
  Trade accounts receivable, less allowance of $746
    for 1998 and $672 for 1997                                     31,486      26,903
  Inventories                                                      28,292      28,202
  Other current assets                                              9,540       8,590
      Total current assets                                         77,959      73,608

Property, plant and equipment                                     146,639     143,131
  Less accumulated depreciation                                    84,021      82,141
      Net property, plant and equipment                            62,618      60,990
Investment in and advances to affiliates                           10,255      10,249
Other assets                                                        8,525       8,538
Total assets                                                     $159,357    $153,385

LIABILITIES
Current liabilities
  Notes payable                                                    12,325      13,039
  Current portion of long-term debt - Raymark                      11,691       9,970
  Current portion of long-term debt                                   145         130
  Accounts payable                                                 18,242      20,703
  Accrued liabilities                                              24,885      22,442
      Total current liabilities                                    67,288      66,284

Long-term debt due to Raymark                                      20,359      21,988
Long-term debt                                                      2,207       1,178
Postretirement benefits other than pensions                        10,228      10,044
Other long-term liabilities                                         5,984       5,429
Total liabilities                                                 106,066     104,923

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                                   -
  7,500,000 shares authorized, 5,541,736 and 5,417,367
    issued and outstanding in fiscal 1998 and 1997, respectively    5,542       5,417
Additional paid in capital                                         70,481      70,275
Accumulated deficit                                               (19,227)    (23,384)
Accumulated other comprehensive income                              1,056         715
                                                                   57,852      53,023
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   53,291      48,462
Total liabilities and shareholders' equity                       $159,357    $153,385

The accompanying notes are an integral part of these statements.

                       RAYTECH CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share data)






                                                      March 29,      March 30,
For the 13 Weeks Ended                                  1998           1997


Net sales                                           $  62,895       $ 59,121
Cost of sales                                         (48,200)       (45,193)

  Gross profit                                         14,695         13,928

Selling, general and administrative expenses           (6,844)        (7,141)

  Operating profit                                      7,851          6,787

Interest expense                                         (229)          (318)
Interest expense - Raymark                                (45)          (469)
Other income (expense), net                              (259)           482

Income before provision for income taxes
  and minority interest                                 7,318          6,482
Provision for income tax                               (2,708)        (1,954)
Minority interest                                        (453)          (246)

Net income                                          $   4,157       $  4,282

Basic earnings per share                            $    1.24       $   1.32

Diluted earnings per share                               1.18           1.22

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

Purchase of treasury
  stock

Net income for the
 period ended
 March 29, 1998                                            4,157
Balance,
 March 29, 1998           5,541,736  $ 5,542  $70,481  $ (19,227)    $ 1,056    $(4,561) (2,132,059)

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

  Note E - EARNINGS PER SHARE



                                                 For the Thirteen Weeks Ended
                                                 March 29,          March 30,
                                                   1998               1997

Basic EPS Computation


Numerator                                      $    4,157           $    4,282

Denominator:

Common shares outstanding at
  beginning of year                             3,285,308            3,239,762
Weighted average of stock options
  exercised                                        64,886                7,066

Weighted average shares                         3,350,194            3,246,828

Basic earnings per share                            $1.24                $1.32




Diluted EPS Computation

Numerator                                      $    4,157           $    4,282

Denominator:

Common shares outstanding
  at beginning of year                          3,285,308            3,239,762
Weighted average of stock options
  exercised                                        64,886                7,066

Dilutive potential common shares                  181,887              275,627

Adjusted weighted average shares                3,532,081            3,522,455

Diluted earnings per share                          $1.18                $1.22
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


  Note G - Subsequent Event

          In January 1996 Raytech acquired the assets of Advanced Friction Materials Company ("AFM") and 47% of the stock of AFM. The Stock Purchase Agreement ("Agreement") provided for the 53% stock owner to put his stock to Raytech anytime after two years. The owner put 53% of AFM stock to Raytech, and based on the formulated amount of $6,044 in accordance with the Agreement it paid the $3,022 in April 1998, and the balance of $3,022 is payable in three equal annual installments. Effective April 1998, Raytech will consolidate the results of AFM, which were previously recorded under the equity method.


Note H - Debt

     Raytech management considered the impact of the January 1998 Bankruptcy Court decision to require Raytech to halt payments on its promissory note payable to Raymark. Based upon the Court's decision, Raytech has concluded that interest should not be accrued during the cease payment period. Accordingly, no interest has been accrued during the first quarter 1998.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


  Summary

        Pretax income for the thirteen-week period ended
  March 29, 1998 amounted to $7,318 as compared to $6,482 for the corresponding period in 1997. The increase of 12.9% is primarily due to higher net sales, lower selling, general and administrative expenses and the reduction of Raymark interest expense as the result of the Bankruptcy Court decision in January 1998 (see Note H) offset by lower margins in certain market segments.

             Net income for the thirteen-week period ended
  March 29, 1998 amounted to $4,157 or $1.24 per basic share as compared with $4,282 or $1.32 per basic share for the corresponding period in 1997. In addition to the items included in pretax income, the Company's tax provision increased to $2,708 in 1998 as compared to $1,954 in 1997. The primary reason for the increase is the reversal of certain valuation allowances in 1997 related to net operating loss carryforwards of the German operations.

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

  Income Taxes

        The effective tax rate for the thirteen weeks ended March 29, 1998 is 37%. Included in the 1998 consolidated tax provision is a provision for foreign taxes in the amount of $298. Included in the 1997 consolidated tax provision is a reserve adjustment for $500 relating to Germany net operating loss carryforwards.

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

                  PART II. OTHER INFORMATION



  ITEM 6(a).  EXHIBITS

         (27) Financial Data Schedule (Edgar Only)



                            SIGNATURE


          Pursuant to the requirements of the Securities Exchange
  Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RAYTECH CORPORATION


                                    By: /s/JOHN B. DEVLIN
                                        John B. Devlin
                                        Vice President, Treasurer
                                        and Chief Financial Officer

  Date:  November 16, 1998


