Form 10-Q/A
period 1998-06-28
RAYTECH CORP
filed 1998-11-16
CIK 797917

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

                        RAYTECH CORPORATION

                               INDEX


                                                            Page
                                                           Number

 PART I.       UNAUDITED FINANCIAL INFORMATION:

 Item 1.   Condensed Consolidated Balance Sheets as
           at June 28, 1998 and December 28, 1997              3

           Condensed Consolidated Statements of
           Operations for the thirteen weeks
           and twenty-six weeks ended June 28, 1998
           and June 29, 1997                                   4

           Condensed Consolidated Statements of Cash
           Flows for the thirteen weeks and twenty-six
           weeks ended June 28, 1998 and June 29, 1997         5
           Consolidated Statements of Shareholders'
           Equity - 1997                                       6

           Consolidated Statements of Shareholders'
           Equity - 1998                                       7

           Notes to Condensed Consolidated
           Financial Statements                                8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      21


  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                  25

  Item 6.  Exhibits and Reports on Form 8-K                   34

           Signature                                          35

RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(Unaudited)
                                                                  June 28,    Dec. 28,
As at                                                               1998       1997

ASSETS
Current assets
  Cash and cash equivalents                                      $  6,200     $ 9,913
  Trade accounts receivable, less allowance of $761
    for 1998 and $1,186 for 1997                                   31,920      26,903
  Inventories                                                      30,107      28,202
  Other current assets                                              9,284       8,590
      Total current assets                                         77,511      73,608

Property, plant and equipment                                     150,888     143,131
  Less accumulated depreciation                                    86,634      82,141
      Net property, plant and equipment                            64,254      60,990
Investment in and advances to affiliates                           16,444      10,249
Other assets                                                        8,616       8,538
Total assets                                                     $166,825    $153,385

LIABILITIES
Current liabilities
  Notes payable                                                    21,501      13,039
  Current portion of long-term debt - Raymark                      13,374       9,970
  Current portion of long-term debt                                   140         130
  Accounts payable                                                 14,553      20,703
  Accrued liabilities                                              18,352      22,442
      Total current liabilities                                    67,920      66,284

Long-term debt due to Raymark                                      18,706      21,988
Long-term debt                                                      4,453       1,178
Postretirement benefits other than pensions                        10,580      10,044
Other long-term liabilities                                         6,325       5,429
Total liabilities                                                 107,984     104,923

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,553,054 and 5,417,367
    issued and outstanding in fiscal 1998 and 1997, respectively    5,553       5,417
Additional paid in capital                                         70,501      70,275
Accumulated deficit                                               (13,241)    (23,384)
Accumulated other comprehensive income                                589         715
                                                                   63,402      53,023
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   58,841      48,462
Total liabilities and shareholders' equity                       $166,825    $153,385

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (000's omitted, except share data)










                                       For the 13 Weeks Ended    For the 26 Weeks Ended
                                       June 28,      June 29,    June 28,      June 29,
                                         1998           1997       1998          1997

Net Sales                              $ 63,645      $ 60,760    $126,540     $119,881
Cost of sales                           (47,172)      (47,077)    (95,372)     (92,270)

       Gross profit                      16,473        13,683      31,168       27,611

Selling and administrative expenses      (8,772)       (5,828)    (15,616)     (12,969)

       Operating profit                   7,701         7,855      15,552       14,642

Interest expense                           (831)         (327)     (1,060)        (645)
Interest expense - Raymark                  (45)         (562)        (90)      (1,031)
Other income (expense), net                 835           439         576          921

Income before provision for income
  taxes and minority interest             7,660         7,405      14,978       13,887
Provision for income tax                 (1,201)       (2,181)     (3,909)      (4,135)
Minority interest                          (473)          (81)       (926)        (327)

Net income                             $  5,986      $  5,143    $ 10,143     $  9,425

Basic earnings per share               $   1.75      $   1.58    $   3.00     $   2.90

Diluted earnings per share             $   1.67      $   1.46    $   2.85     $   2.68

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

Purchase of treasury
  stock

Net income for the
 period ended
 June 28,1998                                             10,143
Balance,
 June 28, 1998            5,553,054  $ 5,553  $70,501  $ (13,241)    $   589    $(4,561) (2,132,059)

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


  NOTE C - INVENTORIES

          Net, inventories consist of the following:

                             June 28, 1998     December 28, 1997

           Raw material           $10,829            $10,751
           Work in process          7,808              7,760
           Finished goods          11,470              9,691
                                  $30,107            $28,202

NOTE D - EARNINGS PER SHARE


                                     For the 13 Weeks Ended   For the 26 Weeks Ended
                                     June 28,      June 29,   June 28,      June 29,
                                       1998          1997       1998          1997


Basic EPS Computation

Numerator                               5,986        5,143      10,143         9,425

Denominator:

Common shares outstanding at
  beginning of year                 3,285,308    3,239,762   3,285,308     3,239,762

Weighted average of stock options
  exercised                           128,392       17,687      96,639        12,370

Weighted average shares             3,413,700    3,257,449   3,381,947     3,252,132

Basic earnings per share                 1.75         1.58        3.00          2.90




Diluted EPS Computation

Numerator                               5,986        5,143      10,143        9,425

Denominator:

Common shares outstanding
  at beginning of year              3,285,308    3,239,762   3,285,308    3,239,762

Weighted average of stock options
  exercised                           128,392       17,687      96,639       12,370

Dilutive potential common shares      176,137      267,574     176,337      270,943

Adjusted weighted average shares    3,589,837    3,525,023   3,558,284    3,523,075

Diluted earnings per share               1.67         1.46        2.85         2.68


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


Note G - Debt

     Raytech management considered the impact of the January 1998 Bankruptcy Court decision to require Raytech to halt payments on its promissory note payable to Raymark. Based upon the Court's decision, Raytech has concluded that interest should not be accrued during the cease payment period. Accordingly, no interest has been accrued during the first half of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


  Summary

        Net income for the thirteen-week period ended
  June 28, 1998 amounted to $5,986 or $1.75 per basic share as compared with $5,143 or $1.58 per basic share for the corresponding period in 1997. For the twenty-six week period, net income amounted to $10,143 or $3.00 per basic share compared with net income of $9,425 or $2.90 per basic share for the same period in 1997. The positive results are due to increased sales volume, improved gross margin, a lower effective tax rate and the reduction of Raymark interest expense as the result of the Bankruptcy Court decision in January 1998 (see Note G), partially offset by increased selling and non-Raymark interest expense.

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

  Interest Expense

        Interest expense - non-Raymark increased primarily due to higher average borrowings and the additional debt associated with the consolidation of AFM (Note F).

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

    27   Financial Data Schedule (Edgar Only)

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