Form 10-K
period 1999-01-03
RAYTECH CORP
filed 1999-03-26
CIK 797917

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     for the Fiscal Year ended January 3, 1999, or


[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities and Exchange Act of 1934

     Commission File Number 1-9298

                         RAYTECH CORPORATION
        (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                06-1182033
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)

   Suite 295, Four Corporate Drive
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 1999, 3,421,395 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of these shares on the New York Stock Exchange) on such date held by non-affiliates was approximately $9.8 million.

Documents incorporated by reference:  None

                     INDEX TO RAYTECH CORPORATION
                            1998 FORM 10-K

                                PART I.

                                                                 Page
Item 1.  Business

         (a)  General Development of Business ..................   4

         (b)  Financial Information About Industry Segments ....   6

         (c)  Narrative Description of Business ................   7

              Introduction .....................................   7

              Sales Methods ....................................   8

              Raw Material Availability ........................   8

              Patents and Trademarks ...........................   8

              Competition, Significant Customers and Backlog ...   9

              Employees ........................................  10

              Capital Expenditures .............................  10

              Research and Development .........................  10

              Environmental Matters ............................  10

         (d)  Financial Information About Foreign Operations ...  11

Item 2.  Properties ............................................  12

Item 3.  Legal Proceedings .....................................  13

Item 4.  Submission of Matters to a Vote of Security Holders ...  20

                               PART II.

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ...........................  21

Item 6.  Selected Financial Data ...............................  22

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...................  23

Item 8.  Financial Statements and Supplementary Data ...........  40

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures ..................  96


                               PART III.
                                                                 Page

Item 10.  Directors and Executive Officers of Registrant.......   97

Item 11.  Executive Compensation ..............................  100

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management ...............................  106

Item 13.  Certain Relationships and Related Transactions ......  107

                               PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K .................................  107

          (a)(1)  List of Financial Statements ................  107

          (a)(2)  List of Financial Statement Schedules .......  107

          (a)(3)  Exhibits ....................................  107

          (b)     Reports on Form 8-K .........................  107

          (c)     Index of Exhibits............................  109

          (d)     Index to Consolidated Financial Statements
                  and Financial Statement Schedules
                  (reference) .................................  111

Index to Consolidated Financial Statements ....................  112

Signatures ....................................................  113

Item 1.  Business

         (a)  General Development of Business.

              Raytech Corporation ("Raytech" or the "Company") was incorporated in June 1986 in Delaware as a subsidiary of Raymark Corporation ("Raymark"). In October 1986, the Raymark shareholders approved a triangular merger restructuring plan resulting in Raytech becoming the publicly traded (NYSE) holding company of Raymark with each share of the Raymark common stock being automatically converted to a share of Raytech common stock, plus a right to purchase a warrant for Raytech stock. The issued warrants expired in October 1994. The purpose of the formation of Raytech and the restructuring plan was to provide a means to gain access to new sources of capital and borrowed funds to be used to finance the acquisition and operation of new businesses in a corporate structure that should not subject it or such acquired businesses to any asbestos-related or other liabilities of Raymark under the doctrines of successor liability, piercing the corporate veil and fraudulent conveyance.

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

             In the anticipation of such purchases by Raytech, Raymark retained Duff & Phelps, Inc., nationally-known independent investment and financial analysts, to determine the fair market value of certain Raymark assets and businesses exclusive of all asbestos-related actual and contingent liabilities or litigation being transferable to the buyer or buyers. In addition, Raymark retained Dean Witter Reynolds, Inc. as its investment banker for purposes of exercising its efforts to obtain bids for the purchase of certain of its assets and businesses and to otherwise advise and assist in the divestiture thereof. These processes were the basis for determining the purchase prices and divestiture.

             Raytech's purchase of the Wet Clutch and Brake Division and German subsidiary in 1987 from Raymark was financed through borrowed funds from new lenders. Pursuant to these acquisitions, Raymark agreed to indemnify Raytech for any future liabilities and costs that may result from asbestos litigation. Management believed that each purchase by Raytech from Raymark complied with Raytech's restructuring plan principles of (i) paying fair market value, (ii) acquiring businesses that did not give rise to any asbestos-related or other claims against Raymark, (iii) permitting Raymark to retain the proceeds for its ongoing business and creditors, (iv) entering the transactions in good faith and not to hinder, delay or defraud creditors, and (v) conducting its affairs independent of Raymark.

             In May 1988, following shareholder approval, Raytech sold all of the Raymark stock to Asbestos Litigation Management, Inc., thereby divesting itself of Raymark. Consideration received from the Raymark stock consisted of $50 cash paid at the closing and a 7-1/2% $950 promissory note paid in six equal annual installments. The basis for determining the purchase price of the stock was negotiations between the parties but was affected by Raymark's substantial asbestos-related liabilities.

             Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987. In February 1989, an involuntary petition for bankruptcy was filed against Raymark, and subsequently, a restrictive insurance funding order was issued by an Illinois Court denying defense costs coverage and another Raymark insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above. (For a discussion regarding Raymark's insurance, refer to Item 3. Legal Proceedings, third paragraph herein.)

            With the loss of defense from Raymark, the defense of such lawsuits shifted directly to Raytech as it had no insurance providing coverage for asbestos-related liabilities. As a result of the above factors and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, in March 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. The bankruptcy proceedings have imposed little or no limitation to the manufacturing and selling of products and other day-to-day operations of the businesses.

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

             Barring an unforeseen downturn in business and assuming that a reorganization plan to control its legal responsibility for Raymark's asbestos-related and other liabilities will be confirmed in the bankruptcy proceedings, Raytech believes it will generate sufficient cash flow to satisfy 1999 debt maturities, working capital and capital spending needs. However, the outcome of these matters is uncertain and should Raytech be held fully liable, there would be a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities and environmental liabilities and related costs of litigation as defined further in Item 3. Legal Proceedings.

         (b) Financial Information About Industry Segments

             The sales and operating income of Raytech on a consolidated basis, and its identifiable assets for the fiscal years ended January 3, 1999, December 28, 1997, and December 29,
1996 are set forth herein on page 74.

         (c) Narrative Description of Business

             Introduction

             Raytech Corporation and its subsidiaries manufacture and distribute engineered products for heat resistant, inertia control, energy absorption and transmission applications. The
Company's operations are categorized into three business segments: wet friction, dry friction and aftermarket.

         The wet friction operations produce specialty engineered products for heat resistant, inertia control, energy absorption and transmission applications used in an oil immersed environment. The Company markets its products to automobile and heavy duty original equipment manufacturers ("OEM"), as well as to farm machinery, mining, truck and bus manufacturers.

         The dry friction operations produce engineered friction products, primarily used in original equipment automobile and truck transmissions. The clutch facings produced by this segment are marketed to companies who assemble the manual transmission systems used in automobiles and trucks.

         The aftermarket segment produces specialty engineered products primarily for automobile and light truck transmissions. In addition to these products, this segment markets transmission filters and other transmission related components. The focus of this segment is marketing to warehouse distributors and certain retail operations in the automotive aftermarket.

         The percentage of net sales for each segment over the past three years is as follows:

                                         1998     1997     1996

         Wet friction operations          63%      62%      59%

         Dry friction operations          13%      15%      17%

         Aftermarket operations           24%      23%      24%

Additional segment information is contained in the Management
Discussion and Analysis section and in Note K - Notes to
Consolidated Financial Statements.

             Sales Methods

             The wet friction operations, predominantly a domestic operation, serves the on-highway and off-highway vehicular markets by sale of its products to OEM of heavy trucks, buses, automobiles, construction and mining equipment and agricultural machinery, and through distributors supplying components and replacement parts for these vehicles. Sales to certain vehicular markets in the wet friction operation are made through a wholly-owned distributor.

             The aftermarket, predominantly a domestic operation, sells its products primarily to equipment distributors and in certain instances directly to retail outlets.

             The dry friction operation sells dry friction facings to clutch assemblers who in turn supply the OEM and aftermarket predominantly in Europe.

             Sales are made in all segments by company sales representatives. Sales are made under standard sales contracts for all or a portion of a customer's products over a period of time or on an open order basis.

             Raytech's products are sold around the world, through export from the U.S. plants, through its wholly-owned subsidiaries in Germany, the United Kingdom and China, and through distributors.

             Raw Material Availability

             The principal raw materials used in the manufacture of energy absorption and transmission products include cold-rolled steel, metal powders, synthetic resins, plastics and synthetic and natural fibers. All of these materials are readily available from a number of competitive suppliers.

             Patents and Trademarks

             Raytech owns a number of patents both foreign and domestic. Such patents expire between 1999 and 2018. In the opinion of management, the business is not dependent upon the protection of any of its patents or licenses and would not be materially affected by the expiration of any of such patents and licenses.

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

         In the wet friction original equipment automotive automatic transmission parts sector there are approximately four competitors, including one foreign company utilizing price, service and product performance to attempt to gain market share. Though not the largest company competing in this market, Raytech is highly competitive due to cost efficient plants, dedicated and skilled employees and products that are high in quality and reliability. The original equipment heavy-duty, off-highway vehicle sector is highly competitive with approximately three companies vying for the business, including two foreign companies, and approximately three competitors for the oil-immersed friction plate sector. Raytech is the leading competitor in these markets and sets the standards for the industry, resulting from its integrated, cost efficient operations and its high quality products and service. Domestic sales to two customers, Caterpillar, Inc. and DaimlerChrysler, were 12%, 14% and 15% in 1998, 1997 and 1996, respectively, and 15%, 4% and 4% in 1998, 1997 and 1996, respectively. Sales backlog for the wet friction segment at the end of 1998, 1997, and 1996 was approximately $69 million, $91 million, and $68 million, respectively. It is anticipated that current backlog will be filled in 1999.

         In the dry friction segment the European markets in which the Company participates are competitive with approximately two competitors in the passenger car clutch sector. Raytech is not the leader but has enhanced its competitive position in these markets, having significantly increased its market share through acquisition and restructuring. Raytech has just entered the Asian market with manufacturing to begin in China in 1999. The markets are competitive with several Chinese and other Asian-based manufacturers competing for the business. Sales backlog at the end of 1998, 1997, and 1996 was approximately $0 million, $11 million, and $11 million, respectively.

         In the aftermarket segment, the domestic automotive, automatic transmission sector has approximately five competitors. Here, Raytech believes that some of its competitors have greater financial resources, but its competitive position is increasing due to the customer acceptance of both its high quality and low cost product lines. The transmission filter business is competitive with approximately five competitors. Sales backlog at the end of 1998, 1997, and 1996 was approximately $7 million, $5 million, and $4 million, respectively. It is anticipated that current backlog will be filled in 1999.

          Competition in all markets served by Raytech is based on product quality, service and price. On such basis Raytech believes that it is highly competitive in all markets in which it is engaged.

             Employees

             At January 3, 1999, Raytech employed approximately 1,753 employees, compared with 1,729 employees at the end of 1997. Raytech has agreements with labor unions relating to wages, hours, fringe benefits and other conditions of employment which cover most of its production employees. The term of the labor contract at Raybestos Products Company in Crawfordsville, Indiana, is due to expire in May 2000. The term of the labor contract at Automotive Composites Company in Sterling Heights, Michigan, is due to expire in October 2001.

             Capital Expenditures

             Capital expenditures were $19.8, $20.6 million, and $8.4 million for 1998, 1997 and 1996, respectively. Capital expenditures for 1999 are projected at $21.5 million.

             Research and Development

             Research and development costs were approximately $5.6 million, $5.9 million, and $6.0 million for 1998, 1997 and 1996, respectively. Separate research and development facilities are maintained at appropriate manufacturing plants for the purpose of developing new products, improving existing production techniques, supplying technical service to the business units and customers, and discovering new applications for existing products. Research and development costs for 1999 are projected at $6.3 million.

             Environmental Matters

             Various federal, state and local laws and regulations related to the discharge of potentially hazardous materials into the environment, and the occupational exposure of employees to airborne particles, gases and noise have affected and will continue to affect the Registrant's operations, both directly and indirectly, in the future. The Company's operations have been designed to comply with applicable environmental standards established in such laws and regulations. Pollution and hazardous waste controls are continually being upgraded at the existing manufacturing facilities to help to ensure environmental compliance. Expenditures for upgrading of pollution and hazardous waste controls for environmental compliance, including capital
expenditures, are projected to be   $2.7 million for 1999.  Because
environmental regulations are constantly being revised and are subject to differing interpretations by regulatory agencies,

Raytech is unable to predict the long-range cost of compliance with environmental laws and regulations. Nevertheless, management believes that compliance should not materially affect earnings, financial position or its competitive position.

         (d) Financial Information about Foreign Operations

             Financial information about the foreign operations of Raytech for the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996 is set forth in Note K to Consolidated Financial Statements, included herein.

Item 2.  Properties

         Raytech, through its three operating segments, has plants as follows:

         The wet friction operations has a Crawfordsville, Indiana, facility that is owned and consists of approximately 455,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Sterling Heights facility is owned and consists of approximately 111,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Liverpool, England, facility is leased and consists of 27,000 square feet of office, production, research and warehousing space. Wet friction also leases office space in Leverkusen, Germany.

         The dry friction operations has a Morbach, Germany, plant that is owned and consists of 108,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the production capacity to meet reasonably anticipated demand of products. The property owned in Morbach, Germany, is pledged as collateral under various lending agreements. The Suzhou, China, facility is owned and consists of 25,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the production capacity to meet reasonably anticipated demand of products.

         The aftermarket operations has a Sullivan, Indiana, facility that is owned and consists of 135,000 square feet of office and warehousing space that is suitable and adequate to provide the capacity to meet anticipated demand of products. The capacity is underutilized, leaving space for future demand.

         A separate Crawfordsville facility is owned and consists of approximately 25,000 square feet of warehousing space for aftermarket distribution.

         Raytech also leases office space in Shelton, Connecticut, for its headquarters staff.

         Raytech believes that its properties are substantially suitable and adequate for its purposes. All of the production facilities are continually being upgraded to comply with applicable environmental standards and to improve efficiency.

Item 3.  Legal Proceedings

         The formation of Raytech and the implementation of the restructuring plan more fully described in Item 1 above was for the purpose of providing a means to acquire and operate businesses in a corporate structure that would not be subject to any asbestos-related or other liabilities of Raymark.

         Prior to the formation of Raytech, Raymark had been named as a defendant in more than 88,000 lawsuits, claiming substantial damages for injury or death from exposure to airborne asbestos fibers. Subsequent to the divestiture of Raymark in 1988, lawsuits continued to be filed against Raymark at the rate of approximately 1,000 per month until an involuntary petition in bankruptcy was filed against Raymark in February 1989 which stayed all its litigation. In August 1996, the involuntary petition filed against Raymark was dismissed following a trial and the stay was lifted. However, in March 1998, Raymark filed a voluntary bankruptcy petition again staying the litigation.

         Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. However, subsequent to the involuntary bankruptcy proceedings against Raymark, a restrictive insurance funding order was issued by an Illinois Court, denying defense costs, and another Raymark insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above. Raytech management was informed that Raymark's cost of defense and disposition of cases up to the automatic stay of litigation in 1989 under the involuntary bankruptcy proceedings was approximately $333 million of Raymark's total insurance coverage of approximately $395 million. It has also been informed that as a result of the dismissal of the involuntary petition, Raymark encountered newly filed asbestos-related lawsuits but had received $27 million from a state guarantee association to make up the insurance policies of the insolvent carrier and had $32 million in other policies to defend against such litigation. In March 1998, Raymark filed a voluntary bankruptcy petition as a result of several large asbestos-related judgments against it.

         In October 1988, in a case captioned Raymond A. Schmoll v. ACandS, Inc., et al., the U.S. District Court for the District of Oregon ruled, under Oregon equity law, Raytech to be a successor to Raymark's asbestos-related liability. In this case the liability was negotiated to settlement for a negligible amount. The successor decision was appealed, and in October 1992, the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extends beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

         As the result of the inability of Raymark to fund Raytech's cost of defense recited above, and in order to obtain a ruling binding across all jurisdictions on whether Raytech is liable as a successor for asbestos-related and other claims including claims yet to be filed relating to the operations of Raymark or Raymark's predecessors, on March 10, 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech has been stayed while the debtor corporation and its non-filing operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, an official committee of equity security holders was appointed relating to a determination of equity security holders' interest in the bankruptcy estate.

         In June 1989 Raytech filed a class action in the Bankruptcy Court captioned Raytech v. Earl White, et al. against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the intent of Raytech to have this case heard in the U.S. District Court, and since the authority of the Bankruptcy Court is referred from the U.S. District Court, upon its motion and argument the U.S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Schmoll case recited above under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U.S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the U.S. District Court.

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

         Since the bankruptcy filing, several entities have asserted claims in Bankruptcy Court alleging environmental liabilities of Raymark based upon similar theories of successor liability against Raytech as alleged by asbestos claimants. These claims are not covered by the class action referenced above and will be resolved in the bankruptcy case. The environmental claims include a claim of the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating, treating and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U.S. Environmental Protection Agency for civil penalties charged Raymark in the amount of $12 million arising out of alleged Resource Conservation and Recovery Act violations at Raymark's Stratford, Connecticut, manufacturing facility.

         In January 1997, the U.S. Environmental Protection Agency ("EPA") and the State of Connecticut filed suit against Raymark claiming damages for cleanup of the Stratford, Connecticut, site in an amended amount of $300 million. The EPA has also filed a $300 million bankruptcy claim against Raytech as a successor to Raymark for cleanup of the Stratford site and other Raymark sites. Determination of Raytech's liability for such claims is subject to Bankruptcy Court deliberations and proceedings.

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

         In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended. In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments. In January 1998, the Bankruptcy Court stopped the payments pending a trial. Raymark notified its retirees by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction. Raymark retirees intervened in the action; however, Raymark continued to fund their benefits. Upon motion, the Raymark retirees have been permitted to form a committee in the Raytech bankruptcy, but any rights to the Raytech estate remain subject to the Court's judicial determination.

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

         In March and April 1998, Raymark and its parent, Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets, the creditors' committee, joined by Raytech, the Guardian Ad Litem for future claimants, the equity committee and the government agencies moved to have the venue of the Raymark bankruptcies transferred from Utah to the Connecticut Court. In July 1998, the Bankruptcy Court issued an order on the motions and transferred venue to the Connecticut Court. Raymark filed an appeal of the order but has since withdrawn the appeal. In October 1998, a trustee was appointed by the United States Trustee over the Raymark bankruptcies.

         In October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). The parties to the settlement include Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U. S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of Understanding provide for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive, through a trust established under The Bankruptcy Code, 90% of the equity in a company to be reorganized ("Reorganized Raytech") and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to the trust, and existing equity holders in Raytech to receive 10% of the equity in Reorganized Raytech. Substantive non-economic terms of the Memorandum of Understanding provide for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties have also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdensome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay.

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

         As a result of an inspection, the Company was notified that the operations purchased from Advanced Friction Materials Company ("AFM") in January 1996 in Sterling Heights, Michigan, were in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and record keeping on operations in compliance. Potential fines for the violations were substantial but negotiations with the DEQ resulted in an agreement finalized in September 1998 providing for a consent judgment with a fine of $324.

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

         In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter will now be litigated in the U.S. District Court in Connecticut. Trial has been set for September 1999.

         Costs incurred by the Company for asbestos related liabilities are subject to indemnification by Raymark under the 1987 acquisition agreements. By agreement, in the past, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993.
The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995, 1996, 1997 and 1998 were applied as a reduction of the note obligations pursuant to the agreements.

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

  Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Shareholders' Meeting of Raytech was held
  November 20, 1998. The matters submitted to stockholder vote and the vote count on each matter were as follows:

        1. Proposal to elect one Class III Director for a full three-year term and until his respective successor is elected:

            For Robert L. Bennett               Withheld

                3,044,650                       123,854


        2.  Proposal to ratify the appointment of
            PricewaterhouseCoopers LLP as auditors for 1998:

               For                 Against             Abstain

            2,503,687              659,159              5,658

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

         Pursuant to the vote of shareholders, proposals 1 and 2 above were adopted and effective on November 20, 1998.

     Directors whose terms of office as Directors continued after the Annual Shareholders' Meeting include:

                           Albert A. Canosa
                           Robert M. Gordon
                           Frederick J. Mancheski
                           Donald P. Miller
                           Robert B. Sims

                            PART II


  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters

           The Registrant's (Raytech) common stock is traded on the New York Stock Exchange under the trading symbol RAY. As of March 1, 1999, there were 1,762 holders of record of the Registrant's common stock.

           Information regarding the quarterly high and low sales prices for 1998 and 1997 and information with respect to dividends is set forth in Note L of the Consolidated Financial
  Statements, Part II, Item 8 hereof.

Item 6.  Selected Financial Data

FIVE-YEAR REVIEW OF OPERATIONS
(in thousands, except share data)

                                         1998       1997      1996      1995      1994

Operating Results
  Net sales                          $247,464   $234,475  $217,683  $177,498  $167,615
  Gross profit                         58,650     51,575    54,269    48,699    44,548
  Operating profit                     26,007     26,164    23,603    20,959    17,936
  Interest expense                      2,158(5)   3,345     3,132     2,647     2,601
  Net income                           16,357     15,538(4) 15,991(2) 14,337(1)  8,643

Share Data
  Basic earnings per share           $   4.81   $   4.76  $   4.95  $   4.44  $   2.70
  Weighted average shares           3,402,019  3,263,137 3,232,674 3,225,962 3,205,433

  Diluted earnings per share         $   4.61   $   4.41  $   4.65  $   4.26  $   2.52
  Adjusted weighted average shares  3,548,893  3,524,391 3,441,645 3,369,003 3,426,034

Balance sheet
  Total assets                       $173,804   $153,385  $140,155  $114,436  $ 91,809
  Working capital                       7,526      7,324     7,418     5,323       240
  Long-term obligations                41,064     38,639    41,522    34,966    41,959
  Commitments and contingencies(3)        -          -         -         -         -
  Total shareholders'
    equity (deficit)                 $ 64,297   $ 48,462  $ 34,015  $ 18,680  $  3,716

Property, plant and equipment
  Capital expenditures               $ 19,754   $ 20,603  $  8,390  $ 10,275  $ 11,354
  Depreciation                       $  9,477   $  8,746  $  8,039  $  7,566  $  6,892

Dividends declared per share         $    -     $    -    $    -    $    -    $    -

(1)  Includes $4,597 of pretax income ($2,758 after-tax and $.80 per share) related to a favorable litigation judgment.

(2)  Includes reversal of $3,100 of prior year tax accruals no longer required.

(3)  See Notes A and N to the consolidated financial statements.

(4) Includes the reversal of $1,519 of valuation allowance against deferred tax assets of German operations.

(5) Includes cessation of interest accruals on Raymark note in connection with a Bankruptcy Court Order.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations and Liquidity and Capital Resources

     Raytech Corporation and its subsidiaries manufacture and distribute engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company's operations are categorized into three business segments: wet friction, dry friction and aftermarket. Additional infor-mation on these business segments is presented in Note K - Segment Reporting in the Notes to Consolidated Financial Statements.

1998 Compared With 1997

     Raytech continued its solid performance through the fourth quarter of 1998 and as a result ended the year with record sales and earnings. Net income for the 1998 fiscal year amounted to $16,357 or $4.81 basic earnings per share as compared to $15,538 or $4.76 basic earnings per share in fiscal 1997.

Net Sales

     Worldwide net sales rose 5.54% to $247.5 million, compared with $234.5 million in 1997. The wet friction segment sales increased $10.0 million due to strong sales in the automotive component of the wet friction segment. However, increases were partially offset by declines in the heavy duty and agricultural markets as the demand for certain items slows. The inclusion of AFM in the wet friction segment results of operations since April 1998 positively increased revenues by $3.6 million for the year. Aftermarket sales continue to produce increased sales reflecting a $5.2 million increase as compared with the same period in the prior year. The dry friction segment sales decreased $2.2 million year over year due to a slight decline in sales and an adverse foreign currency fluctuation.

     Net sales of the Company's combined German operations, which accounted for 16.9% of the consolidated sales of the Company in 1998 decreased to $42.0 million as compared to $42.6 million in 1997. The combined sales are derived from the German operations of the wet friction segment, which were $9.3 million and $7.5 million in 1998 and 1997, respectively, and from the German operations of the dry friction segment, which were $32.7 million and $35.1 million in 1998 and 1997, respectively.

Gross Profit

     Gross profit as a percentage of sales for the period ended
January 3, 1999 is 23.7% as compared to 22.0% for the same period one year ago. The improvement is the result of cost saving programs implemented at our manufacturing facilities and a favorable mix of products sold.

Selling, General and Administrative

     Selling, general and administrative expenses increased 28.4% to $33.0 million as compared to $25.7 one year earlier. The increase is primarily due to increased shipping costs as a result of increased sales, higher advertising and special promotional expenses, the consolidation of AFM into Raytech, administrative expenses associated with the startup of China operations, planned salary increases and general inflation.

     Additionally, in 1997, $1.8 million of accrued liabilities relating to potential environmental matters at the Sterling
Heights, Michigan, facility were reversed into income.

Interest Expense

     Interest expense excluding Raymark increased primarily as a result of higher average borrowings under the Company's revolving line of credit resulting from higher working capital requirements in 1998 and the acquisition of AFM.

     In connection with the January 1998 Bankruptcy Court decision to require Raytech to halt payments on its promissory note payable to Raymark, management has concluded that interest should not be accrued during the cease payment period. Accordingly, no interest has been accrued in fiscal 1998. The ultimate resolution of interest to be paid on the note is subject to the uncertainties inherent in reorganization proceedings under the Bankruptcy Code.

Other Income and Expense, Net

     Other income and expense, net in 1998 primarily represents interest income in the amount of $412, which is comparable to interest income for 1997. Other income and expense, net in 1997 includes income from equity investment in affiliate in the amount of $647.

Income Taxes

     The effective tax rate for the year ended January 3, 1999 was 28.0% versus 29.0% in 1997. Included in the effective tax rate for 1998 and 1997 is the effect of certain legal and environmental costs deducted for tax purposes but offset against the Raymark note payable in connection with the indemnification agreement with Raymark. Included in the effective tax rate for 1997 is the effect of reversing certain valuation allowances in the amount of $1,519 related to net operating loss carryforwards of the foreign operations. The Company's net deferred tax asset of $4.5 million represents future tax deductions that can be realized upon carryback to prior years. The Company has approximately $6.5 million of foreign loss carryforwards that can be used to offset future foreign cash taxes.

Business Segment and Geographic Area Results

     The following discussion of operating results by industry segment and geographic area relates to information contained in Note K - Segment Reporting in the Notes to Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

     1998 Net Sales by Business Segment

          Wet Friction         63%
          Aftermarket          24%
          Dry Friction         13%

     Wet Friction Segment

                          Net Sales     Operating Income

          1998             $155.8           $ 18.4
          1997             $145.7             15.8
          1996             $127.8             14.4

Wet Friction Operations

     Revenues increased 6.9% to $155.8 million as compared with $145.7 million in 1997. The growth was driven by the continued strong sales in the automotive original equipment market, with an increase of approximately $16.2 million over the prior year. The inclusion of AFM in the wet friction segment results of operations since April 1998 positively increased revenues by $3.6 million for the year. The heavy duty market continues to decline as demand slows in Asia and Latin America. Sales in this market decreased $2.5 million as compared to 1997. Industry leaders predict that next year will be slightly below 1998 record levels. The agricultural market declined approximately $3.6 million as compared to 1997. Lower farm commodity prices and weaker farm economic conditions have adversely affected retail demand. These conditions are expected to continue to reflect the agricultural equipment market in 1999.

     Operating profit increased 16.5% to $18.4 million as compared to $15.8 million in 1997. The increase is primarily due to higher sales and a favorable mix of products sold, as well as the discontinuance of interest accruals on the Raymark note. However, these results were negatively impacted by increases in labor and material costs, price reductions to certain customers and increases in selling, general and administrative expenses due
principally to the consolidation of AFM since April 1998.   In

1997 $1.8 million of accrued liabilities relating to potential environmental problems at the Sterling Heights, Michigan, facility were reversed into income.

     Aftermarket Segment

                            Net Sales    Operating Income

         1998                $ 58.8            $ 9.0
         1997                  53.7              8.4
         1996                  52.5              6.9

Aftermarket Operations

     Revenues increased 9.5% to $58.8 million as compared with $53.7 million in 1997. The increase is a result of marketing efforts on existing product lines, the introduction of new products and improvement in market share. The Aftermarket segment remains stable with modest growth expected in 1999.

     Operating profit increased 7.1% to $9.0 million as compared to $8.4 million in 1997. The increase is primarily due to increased unit production and the introduction of new products in 1998. Interest expense is up slightly as compared to 1997 due to the restructuring of intersegment debt.

     Dry Friction Segment

                            Net Sales    Operating Income

         1998                 $32.9          $  .8
         1997                  35.1            1.9
         1996                  37.4            1.0

Dry Friction Operations

     Revenues decreased 6.3% to 32.9 million as compared with $35.1 million in 1997. The decrease is the result of foreign currency fluctuation of $(.7) million and a reduction in sales of $(1.5) million. Increased competition and the slow growth in the European economy are significant factors contributing to the 1998 performance.

     Operating profit decreased 57.9% to $.8 million as compared to $1.9 million in 1997. The decrease is due to startup costs associated with the opening of a facility in China and reduced sales.

Market Conditions and Outlook

     The statements contained in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially. The forward-looking statements contained in this Form 10-K are within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     The Company's wet friction operation expects to continue to face an increasingly competitive automotive environment and a slowdown for the demand in certain agricultural machine products. Our major customers in the automotive industry face an increased competitive automotive environment which is likely to continue to limit Raytech's pricing flexibility in the near term. In addition, the weakness of the Japanese yen and other Asian currencies against the U.S. dollar and the continued deterioration in the Asian economies could result in substantial increases in imports from Asia to the U.S. and Canada. The Asian economic difficulties could have an unfavorable effect on overall economic conditions in the U.S. and Canada, where our major customers' sales are concentrated.

     With regard to the Company's agricultural equipment operations, worldwide farm commodity prices continue on a downward course as a result of prospects for increased global supplies of grains and oilseeds, as well as fears about the Asian economic crisis. Accordingly, retail demand for agricultural equipment in 1999 is now projected to decline by 20 percent in North America, by 10 percent in Europe and by 15 percent in Latin America and Australia. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for 1999 to ensure the Company's production meets demand.

     The aftermarket operation is expected to remain constant compared to results for 1998. The competition in this market continues to increase as mergers continue to occur between suppliers. The sales growth in this segment has been the result of new product introduction in filters and planetary gears over the past years. Evaluating new products for this market is a key element in the 1999 strategy.

     The dry friction operation continues to operate in a sluggish European environment with unemployment remaining at high levels and economic growth improving only marginally. The development of new market opportunities in Asia is supported through the new production facility in China. The overall Asian economy continues to be negatively affected by the weakened economies of Japan and other Asian countries.

     The Company's outlook for 1999 anticipates modest growth over 1998 results. Increased market share in the automotive original equipment market and the continued introduction of new products for aftermarket distribution are expected to be the drivers for performance. Further, it is anticipated that the dry friction operation in China will improve the performance of this segment.

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

     The total cost of the modifications and upgrades to date are approximately $2.5 million and should not exceed $3.5 million. Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties, the Company does not expect that either future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse effect on the Company's financial position or results of operations. However, the failure to correct a material Year 2000 problem could result in the interruption of certain normal business activities and operations. The Company's most reasonably likely worst case scenario is that the Year 2000 noncompliance of a critical third party, such as an energy supplier, could cause the supplier to fail to delivery, with the result that production is interrupted at one or more facilities. Such a disruption in production could result in lost sales or profits. However, the Company is reviewing the need to develop contingency plans, which should be determined by early 1999, should any Year 2000 failures occur in any of the assessment areas noted above.

Euro Conversion

     The Company is well advanced in the process of identification, implementation and testing of its systems to adopt the euro currency in its operations affected by this change. The Company's affected suppliers, distribution network and financial institutions have been contacted and the Company does not believe the currency change will significantly impact these relationships. As a result, the Company expects to have its systems ready to process the euro conversion during the transition period from January 1, 1999 through January 1, 2002. The cost of information systems modifications, effects on product pricing and purchase contracts, and the impact on foreign currency financial instruments are not expected to be material.

Financial Risks

     The Company maintains lines of credit with United States and foreign banks, as well as other creditors detailed in Note F -
Debt in the Notes to Consolidated Financial Statements.

     The Company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

     The Company is fortunate to operate in an environment which allows for effective management of its accounts receivable as evidenced by the average days sales in trade receivables of 43 days. This allows for minimum borrowings in supporting unusual inventory and trade receivable growth due to increased sales. Management does not anticipate a significant change in fiscal policy in any of its borrowing markets in 1999 given current economic conditions. Further, the Company can reduce the short-term impact of interest rate fluctuation through deferral of capital investment should the need arise.

     The rates of interest on the various debt agreements range from 3% to 11%. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure which could be created by increases in rates is not considered significant by management.

     The local currencies of the Company's foreign subsidiaries have been designated as the functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities and an average exchange rate in effect during the year for revenues and expenses. The Company does not believe that the fluctuation in foreign currency will have a material adverse effect on the Company's overall financial condition. Additionally, the Company does not enter into agreements to manage any currency transaction risks due to the immaterial amount of transactions of this type.

Safe Harbor Statement

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Market Conditions and Outlook," "Year 2000" and "Euro Conversion" headings above and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including the many interrelated factors that consumer confidence, including worldwide demand for automotive and heavy duty products, general economic conditions, the environment, actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates (including the effect of conversion to the euro); technological difficulties (including Year 2000 compliance); accounting standards, and other risks and uncertainties. Further information, including factors that potentially could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

     The Company's wet friction and dry friction operations are capital intensive and the required capital is funded through current operations and external borrowing sources. The aftermarket operation has historically required less capital investment and has provided needed capital through current operations.

     The positive cash flows provided by operations in 1998 were the result of continued record performance and totaled $19.3 million. Increases in trade receivables, inventory and other assets of $2.4 million, $2.3 million and $1.3 million, respectively, and decreases in accounts payable and accrued liabilities of $3.4 million and $1.4 million, respectively, reduced cash flows from operations in 1998. The aggregate amount of the 1998 cash flow was used principally to invest in capital projects, the total of which was $18.0 million and to complete the purchase of AFM in the amount of $2.7 million. In addition to cash flows from operations, the Company reduced debt to banks and Raymark by $3.6 million.

     Over the past three years, operating activities have provided an aggregate of $62.6 million in cash. During this period, net borrowings decreased by $1.5 million and cash and cash equivalents have decreased $12.1 million. The aggregate amount of these cash flows was used mainly to fund capital investment of $46.8 million and the acquisition of AFM as detailed below.

     The ratio of year-end assets to net sales was 70% in 1998, compared to 65.4 percent in 1997. The higher ratio reflects higher trade receivables and inventory in support of increased sales. Additionally, property, plant and equipment increased due to the capital investment made in 1998. Intangible assets also increased due to the AFM acquisition.

     Trade accounts receivable result from sales in the normal course of business. Trade receivables increased $2.2 million during 1998 due to increased sales. The ratios of worldwide net trade accounts receivable to year-end net sales were 11.7 percent in 1998, 11.5 percent in 1997 and 11 percent in 1996. The collection period for trade receivables averages 43 days in 1998 and 42 and 40 for 1997 and 1996, respectively.

     Inventories increased by $2.7 in 1998. Inventories are valued on a first in, first out (FIFO) basis. The increase over 1997 reflects additional inventories to support increased sales. The ratios of inventories to year-end net sales were 12.5 percent for 1998, 12 percent for 1997 and 13.2 percent for 1996.

     On January 31, 1996, Raytech Composites, Inc. ("Composites"), a subsidiary of Raytech, and Raybestos Products Company ("RPC"), a subsidiary of Composites, entered into a series of related transactions with Advanced Friction Materials ("AFM") and related entities and persons as follows: Composites acquired a 47% minority share of the common stock of AFM for $9.4 million cash at closing; RPC acquired 100% of the common stock of AFM Management Company, which leased employees to AFM, for $1.0 million, which was paid for on January 31, 1997; RPC acquired the machinery and equipment and certain other operating assets of AFM for $3.5 million cash at closing; RPC committed to acquire land and building utilized in AFM's manufacturing operations (land and building located at 44650 Merrill, Sterling Heights, Michigan) from a principal owner of AFM for $6.6 million, which was consummated on January 31, 1997; RPC loaned AFM $1.3 million cash at closing bearing interest at the prime rate and maturing on January 31, 2003; RPC agreed to acquire AFM's inventory subsequent to closing, which amounted to approximately $3.2 million. In addition, the Stock Purchase Agreement ("Agreement") provided for the 53% stock owner to put his stock to Composites anytime after two years. The owner put 53% of AFM stock to Composites which assigned its obligation to purchase the stock to AFM. Based on the formulated amount of $6,044 in accordance with the Agreement AFM redeemed 53% of its stock from the former owner by paying $3,022 in April 1998, and the balance of $3,022 is payable in three equal annual installments. The note bears interest at a rate equal to the prime rate as stated in THE WALL STREET JOURNAL. Effective April 1998, Raytech has consolidated the results of AFM, which were previously recorded under the equity method. The pro forma effect on operations had Raytech made the acquisition at the beginning of the period is not significant.

     With the redemption of 53% of AFM Stock, AFM became a wholly-owned subsidiary of Composites. AFM has a revolving line of credit, payable to NationsCredit Commercial Funding which provides for borrowings up to $10 million in the aggregate, subject to the borrowing formula based upon AFM's accounts receivable. The loan bears an interest rate of .50% above the prime rate. The outstanding balance under the line of credit is $4,795 at January 3, 1999. The additional borrowing availability at January 3, 1999 is $2,205 based upon the asset-based borrowing formula.

     In November 1997, RPC refinanced its revolving line of credit in an effort to reduce its interest rate and to minimize facility fees. The new loan agreement with NationsCredit Commercial Funding provides for RPC to borrow up to $17 million in the aggregate, consisting of a revolving line of credit of $10 million and a term loan of $7 million for capital equipment purchases. The loans bear an interest rate of .50% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment. The revolving loan allows the Company to borrow based on a borrowing base formula as defined in the Loan and Security Agreement (the "Agreement"). The Agreement includes certain covenant restrictions, including restrictions on dividends payable to Composites. At January 3, 1999, the net restricted assets of RPC amounted to $26,153, consisting of cash, inventory, machinery and equipment and all other tangible and intangible assets, excluding land and building. The purpose of the loan is to refinance existing indebtedness and for general working capital needs. The outstanding balance under the revolving line of credit is $5,662 and under the term loan is $5,558 at January 3, 1999, respectively. The term loan is repayable in equal monthly installments of $95 over six years commencing on January 1, 1998 with the unpaid balance due January 1, 2004. The additional borrowing availability on the revolving line of credit at January 3, 1999 is $0, based upon the asset borrowing formula.

     The Company's wholly-owned German subsidiaries, Raybestos Industrie-Produkte GmbH and Raytech Composites Europe GmbH, have available lines of credit amounting to DM8,010 ($4,800) of which DM3,915 ($2,346) remains unused at January 3, 1999. The Company used the available lines of credit to fund working capital and capital expenditure needs.

Future Liquidity

       Since the formation of Raytech and the restructuring that occurred in 1986, Raytech has been named a co-defendant in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987. In February 1989, an involuntary petition in bankruptcy was filed against Raymark, and subsequently, a restrictive insurance funding order was issued by an Illinois
Court denying defense costs, and another Raymark insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above.

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

       In June 1989 Raytech filed a class action in the Bankruptcy Court against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the intent of Raytech to have this case heard in the U.S. District Court, and since the authority of the Bankruptcy Court is referred from the U.S. District Court, upon its motion and argument the U.S. District

Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Oregon case under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U.S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the U.S. District Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U.S. District Court granted the motion to certify and the successor liability dismissal was accordingly appealed. In May 1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling leaves the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

       In October 1998, Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). The parties to the settlement include Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U.S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of Understanding provide for all general unsecured creditors, including but not limited to all asbestos and environmental claimants to receive, through a trust established under the Bankruptcy Code, 90% of the equity in a company to be reorganized ("Reorganized Raytech") and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to the trust, and existing equity holders in Raytech to receive 10% of the equity in Reorganized Raytech. Substantive non-economic terms of the Memorandum of Understanding provide for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties have also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdensome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay.

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

       The Company has a long-term obligation to Raymark resulting from the purchase of the wet clutch and brake business and the German subsidiary in 1987. At January 3, 1999, the amount owed Raymark, including accrued interest, was approximately $31 million. In December 1992 the Company reached an agreement with Raymark to restructure its obligations resulting in the reduction of the interest rate from 10.48% to 6%, replacing a required balloon payment that was due in October of 1994 with an amortization schedule requiring equal monthly installments of $650 through July of 1999 to be paid into an escrow account and suspension of payments due under the German stock acquisition until the assets purchased are free of all Raymark related encumbrances and liabilities. Subsequently, in May 1995, the monthly installments were suspended, and the escrow account containing previously paid installments was retracted pending the assets purchased being free of Raymark related encumbrances and liabilities. In February 1997, the principal of the debt owed on the Raymark Wet Clutch and Brake note was adjusted to reflect payments, accrued interest and indemnity offsets. Monthly installments of $650 were resumed to ensure indemnification for Raymark liabilities. In December 1997, the monthly installments were suspended and subsequently stopped by the Bankruptcy Court restraining order pending a trial. The remaining principal balance at January 3, 1999 is $22,737.

       In September 1993 and January 1994, Composites entered into loan agreements with Raymark for $2,500 and $3,000, respectively. As of January 3, 1999 and December 28, 1997, Composites has $3,000 outstanding under the loan agreements. The loans bear interest at 6% per annum and are included in the current portion of long-term debt.

       The debt obligations related to the German subsidiary are denominated in DM's and amount to $2,274 at January 3, 1999. As such, the Company is at risk to future currency fluctuations with respect to this debt.

       The Company experienced improving conditions in its domestic market segments in fiscal 1998. Management believe that the Company is operating in a healthy, stable environment and will continue to do so through 1999. Subject to the outcome of the legal matters discussed above, management believes that the Company will generate sufficient cash flow during 1999 to meet all of the Company's obligations arising in the normal course of business and anticipated capital investments. In addition, in the event the Company falls short of its cash flow forecast, the Company has available lines of credit.

Recently Issued Accounting Pronouncement

       Effective June 15, 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued for fiscal years beginning after June 15, 1999. SFAS 133 establishes a new model for accounting for derivatives and hedging activities. The Company is still assessing the impact, if any, that this pronouncement will have on its financial statements.

1997 Compared With 1996

       Net income for the 1997 fiscal year amounted to $15,538 or $4.76 basic earnings per share as compared to $15,991 or $4.95 basic earnings per share in fiscal 1996. In summary, the effect of higher net sales and lower selling, general and administrative expense in 1997 was offset by lower margins on sales and a higher effective income tax rate.

Net Sales

       Net sales increased 7.7% for fiscal 1997 and amounted to $234.5 million as compared with net sales of $217.7 million in fiscal 1996. The overall improvement was primarily due to additional domestic OEM sales of approximately $4.9 million related to the Sterling Heights operations, acquired in the first quarter of 1996, and other domestic sales increases of $12.9 million due to additional volume within the wet friction operations. Aftermarket sales continued to produce increased sales reflecting a $1.2 million increase as compared with the same period in the prior year.

       Net sales of the Company's combined German operations, which accounted for 18.2% of the consolidated sales of the Company in 1997 decreased to $42.6 million as compared to $44.8 million in 1996. The combined sales were derived from the German operations of the wet friction segment, which were $7.5 million and $7.4 million in 1997 and 1996, respectively, and from the German operations of the dry friction segment, which were $35.1 million and $37.4 million in 1997 and 1996, respectively.

Gross Profit

       Gross profit as a percentage of sales for the period ended December 28, 1997 was 22.0% as compared to 24.9% for the same period one year ago. The overall decrease was primarily due to an increase in domestic manufacturing labor and material costs, contractual price reductions to certain customers, lower gross margin on product lines acquired in the Sterling Heights acquisition, and manufacturing inefficiencies on the Company's domestic agriculture product line.

Selling, General and Administrative

       Selling, general and administrative expenses decreased 16.8% to $25.7 million as compared to $30.9 million one year earlier.
The decrease was primarily due to the net reversal of $1.8 million of accruals established in 1996 related to environmental violations at the Sterling Heights facility that were resolved more favorably than initially anticipated. In addition, 1997 provisions for discretionary compensation were lower than 1996 due to reduced earnings at certain operations.

Interest Expense

       Interest expense increased primarily as a result of higher average borrowings under the Company's revolving line of credit resulting from higher working capital requirements in 1997.

Other Income and Expense, Net

       Other income and expense, net in 1997 primarily represented interest income in the amount of $410 and income from equity investment in affiliate in the amount of $647.

       Other income and expense, net in 1996 primarily represented interest income in the amount of $218, royalty income in the amount of $350 and accretion of $385 of interest expense on obligations due to AFM.

Income Taxes

       The effective tax rate for the year ended December 28, 1997 was 29.0% versus 17.5% in 1996. Included in the effective tax rate for 1997 was the effect of reversing certain valuation allowances in the amount of $1,519 related to net operating loss carryforwards of the German operations. Included in the effective tax rate for 1996 were adjustments to prior years' accruals in the amount of $3,100 for tax items which were favorably resolved.

1997 vs. 1996

Wet Friction Operations

       Revenues increased 14.0% to $145.7 million as compared with $127.8 million in 1996. The increase was primarily due to additional domestic OEM sales of approximately $11.1 million partially related to the Sterling Heights operations acquired in the first quarter of 1996, increased sales of $4.1 million in the agricultural market and additional sales in the construction market of $2.7 million.

       Earnings before taxes and minority interest increased 9.7% to $15.8 million as compared to $14.4 million in 1996. The positive results were due to increased sales volume, offset by material and labor cost increases, lower gross margin on product lines acquired in the Sterling Heights acquisition and manufacturing inefficiencies on certain product lines. The Company reversed environmental accruals established in 1996 related to violations at the Sterling Heights facility that were resolved more favorably than initially anticipated.

Aftermarket Operations

       Revenues increased 2.3% to $53.7 million in 1997, as compared to $52.5 million in 1996.

       Earnings before taxes and minority interest increased 21.7% to $8.4 million as compared with $6.9 million in 1996. The increase was primarily due to increased market share on certain product lines and improved margins on others. Interest expense was down slightly as compared to 1996 due to the reduction in average outstanding balance on intersegment debt.

Dry Friction Operations

       Revenues decreased 6.4% to $35.0 million in 1997 as compared to $37.4 million in 1996. The decrease was primarily the result of an unfavorable exchange rate of $5.2 million, which was offset by the sales increase of $2.8 million.

       Earnings before taxes and minority interest increased 90.0% to $1.9 million as compared to $1.0 million in 1996. The results were due to improvement in gross margin on higher volume sales.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial Statements:

           Consolidated Balance Sheets for the
           fiscal years ended January 3, 1999
           and December 28, 1997

           Consolidated Statements of Operations
           for the 1998, 1997 and 1996 Fiscal Years

           Consolidated Statements of Cash Flows
           for the 1998, 1997 and 1996 Fiscal Years

           Consolidated Statements of Shareholders'
           Equity for the 1998, 1997, and 1996
           Fiscal Years

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

           (Refer to Index to Consolidated Financial
           Statements at Page 112)

RAYTECH CORPORATION

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

Fiscal Year                                                       1998          1997

ASSETS
Current assets
  Cash and cash equivalents                                  $   7,482      $  9,913
  Trade accounts receivable, less allowance of $1,415
    for 1998 and $1,186 for 1997                                29,058        26,903
  Inventories                                                   30,869        28,202
  Other current assets                                           8,560         8,590
      Total current assets                                      75,969        73,608

Property, plant and equipment                                  163,906       143,131
  Less accumulated depreciation                                 92,014        82,141
      Net property, plant and equipment                         71,892        60,990
Investment in and advances to affiliates                           -          10,249
Intangible assets                                               22,385         1,898
Other assets                                                     3,558         6,640
Total assets                                                 $ 173,804      $153,385


LIABILITIES
Current liabilities
  Notes payable                                              $  17,316      $ 13,039
  Current portion of long-term debt - Raymark                   12,640         9,970
  Current portion of long-term debt                              1,187           130
  Accounts payable                                              15,705        20,703
  Accrued liabilities                                           21,595        22,442
      Total current liabilities                                 68,443        66,284

Long-term debt due to Raymark                                   16,524        21,988
Long-term debt                                                   5,708         1,178
Postretirement benefits other than pensions                     11,017        10,044
Other long-term liabilities                                      7,815         5,429
Total liabilities                                              109,507       104,923
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
  Cumulative preferred stock, no par value
    800,000 shares authorized, none issued                         -             -
  Common stock, par value $1.00
    7,500,000 shares authorized; 5,553,454 and 5,417,367
    issued in 1998 and 1997, respectively                        5,553         5,417
Additional paid in capital                                      70,501        70,275
Accumulated deficit                                             (7,027)      (23,384)
Accumulated other comprehensive (loss) income                     (169)          715
                                                                68,858        53,023
Less treasury shares at cost                                    (4,561)       (4,561)
      Total shareholders' equity                                64,297        48,462
Total liabilities and shareholders' equity                   $ 173,804      $153,385

The accompanying notes are an integral part of these statements.

                         RAYTECH CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except share data)





Fiscal year                             1998         1997           1996

Net sales                            $ 247,464    $ 234,475      $ 217,683
Cost of sales                         (188,814)    (182,900)      (163,414)

  Gross profit                          58,650       51,575         54,269

Selling, general and administrative
  expenses                             (33,030)     (25,683)       (30,863)
Other operating income (expense), net      387          272            197
  Operating profit                      26,007       26,164         23,603

Currency transaction gains (losses)       (114)        (375)            63
Interest expense - Raymark                (284)      (1,984)        (2,056)
Interest expense                        (1,874)      (1,361)        (1,076)
Other income (expense), net              1,065        1,325            121

Income before provision for income
  taxes and minority interest           24,800       23,769         20,655

Provision for income taxes              (6,944)      (6,900)        (3,606)
Income before minority interest         17,856       16,869         17,049

Minority interest                       (1,499)      (1,331)        (1,058)

Net income                            $ 16,357     $ 15,538       $ 15,991

Basic earnings per share              $   4.81     $   4.76       $   4.95

Diluted earnings per share            $   4.61     $   4.41       $   4.65


The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Fiscal Year                                             1998       1997      1996

Cash flows from operating activities:
 Net income                                         $ 16,357   $ 15,538   $15,991
   Adjustments to reconcile net income
     to net cash provided by operations:
   Deferred income tax                                 l,061     (1,066)     (975)
   Depreciation and amortization                      10,026      9,085     8,467
   Income applicable to minority interest,
    net of dividends                                   1,499      1,199       926
   Income from equity investment in affiliate            -         (647)      -
   Other items not providing or
    requiring cash (Note C)                              485        633        30
   Changes in operating assets and liabilities:
    Trade receivables                                 (2,438)    (4,208)   (6,674)
    Inventory                                         (2,348)      (160)   (2,179)
    Other current assets                              (1,034)    (1,347)   (2,723)
    Other long-term assets                              (216)      (643)     (124)
    Accounts payable                                  (3,437)     5,601     2,897
    Accrued liabilities                               (1,434)       733     2,396
    Other long-term liabilities                          761        829      (253)

     Net cash provided by operating activities        19,282     25,547    17,779

Cash flow from investing activities:
  Purchase of securities                                 -         (200)   (2,100)
  Proceeds from sales of securities                    2,300        -         -
  Capital expenditures                               (18,038)   (20,264)   (8,467)
  Proceeds on sales of property, plant
   and equipment                                         182        138       129
  Equity investment in and advances to AFM            (2,665)       141   (10,569)
  Purchase of assets from AFM                            -       (7,076)   (6,706)

     Net cash used in investing activities:          (18,221)   (27,261)  (27,713)

Cash flow from financing activities:
  Proceeds from short-term borrowings                  5,266      2,625     4,943
  Payment on short-term borrowings                       -          -      (2,187)
  Proceeds from long-term borrowings                   2,394      1,040       -
  Principal payments on long-term debt                (4,267)      (164)     (149)
  Proceeds from borrowings from Raymark                  -        2,034       -
  Payments on borrowings from Raymark                 (4,260)    (8,388)     (917)
  Cash overdrafts                                     (3,090)     3,090       -
  Other                                                  362        195        21

     Net cash (used) provided by
       financing activities                           (3,595)       432     1,711

Effect of exchange rate changes on cash                  103       (146)      (33)

Net change in cash and cash equivalents               (2,431)    (1,428)   (8,256)
Cash and cash equivalents at beginning of year         9,913     11,341    19,597
Cash and cash equivalents at end of year            $  7,482   $  9,913  $ 11,341

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (in thousands)
                                                                            Treasury
                                                             Accumulated      Stock
                                                               Other         At Cost
                            Common   Paid in   Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit    (Loss) Income    Shares)     Total


Balance,
 December 31, 1995         $5,362   $70,192    $(54,913)     $ 2,600       $(4,561)     $18,680

Comprehensive income:

  Net income                                     15,991                                  15,991

  Changes during
   the year                                                     (682)                      (682)

Total comprehensive
  income                                         15,991         (682)                    15,309
Stock options exercised
  (9,682 shares)               10        16                                                  26


Balance,
 December 29, 1996         $5,372   $70,208    $(38,922)     $ 1,918       $(4,561)     $34,015

Comprehensive income:

  Net income                                     15,538                                  15,538

  Changes during
   the year                                                   (1,203)                    (1,203)

Total comprehensive
  income                                         15,538       (1,203)                    14,335
Stock options exercised
  (45,546 shares)              45        67                                                 112


Balance,
 December 28, 1997         $5,417   $70,275    $(23,384)     $   715       $(4,561)     $48,462

Comprehensive income:

  Net income                                     16,357                                  16,357

  Changes during
   the year                                                     (884)                      (884)

Total comprehensive
  income                                         16,357         (884)                   $15,473
Stock options exercised
  (136,087 shares)            136       226                                                 362

Balance,
 January 3, 1999           $5,553   $70,501     $(7,027)     $  (169)      $(4,561)     $64,297

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)

Note A - Formation of Raytech Corporation, Sale of Raymark,
         Chapter 11 Proceeding and Other Litigation

     Raytech Corporation ("Raytech" or the "Company") was incorporated in June, 1986 in Delaware and held as a subsidiary of Raymark Corporation ("Raymark"). In October 1986, Raytech became the publicly traded (NYSE) holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders whereby each share of common stock of Raymark was automatically converted into both a share of Raytech common stock and a right to purchase a warrant for Raytech common stock. The warrants expired on October 1, 1994. The purpose of the formation of Raytech and the restructuring plan was to provide a means to gain access to new sources of capital and borrowed funds to be used to finance the acquisition and operation of new businesses in a corporate structure that should not subject it or such acquired businesses to any asbestos-related or other liabilities of Raymark under the doctrine of successor liability, piercing the corporate veil and fraudulent conveyance.

     Prior to the formation of Raytech, Raymark had been named as a defendant in more than 88,000 lawsuits claiming substantial damages for injury or death from exposure to airborne asbestos fibers. Subsequent to the divestiture sale of Raymark in 1988, lawsuits continued to be filed against Raymark at the rate of approximately 1,000 per month until an involuntary petition in bankruptcy was filed against Raymark in February 1989, which stayed all its litigation. In August 1996, the involuntary petition filed against Raymark was dismissed following a trial and the stay was lifted. However, in March 1998, Raymark filed a voluntary bankruptcy petition again staying the litigation.

     In accordance with the restructuring plan, Raytech purchased the Wet Clutch and Brake Division and German subsidiary in 1987 from its then wholly-owned subsidiary, Raymark. Each such acquisition was financed through borrowed funds from new lenders and Raytech stock and notes. Pursuant to these acquisitions, Raymark agreed to indemnify Raytech for any future liabilities and costs that may result from asbestos litigation. Management believed that each purchase by Raytech from Raymark complied with Raytech's restructuring plan principles of (i) paying fair market value, (ii) acquiring businesses that did not give rise to any asbestos-related or other claims against Raymark, (iii) permitting Raymark to retain the proceeds for its ongoing business and creditors, (iv) entering the transactions in good faith and not to hinder, delay or defraud creditors, and (v) conducting its affairs independent of Raymark.

     In May 1988, following shareholder approval, Raytech sold all of the Raymark stock to Asbestos Litigation Management, Inc., thereby divesting itself of Raymark. Consideration received for the Raymark stock consisted of $50 cash paid at the closing and a 7-l/2% $950 promissory note to be paid in six equal annual installments.

     Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in approximately 3,300 asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification agreement included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. However, subsequent to the involuntary bankruptcy proceedings against Raymark, a restrictive insurance funding order was issued by an Illinois Court, denying defense costs, and another Raymark insurance carrier had been declared insolvent. These circumstances caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above. Raytech management was informed that Raymark's cost of defense and disposition of cases up to the automatic stay of litigation in 1989 under the involuntary bankruptcy proceedings was approximately $333 million of Raymark's total insurance coverage of approximately $395 million. It has also been informed that as a result of the dismissal of the involuntary petition, Raymark encountered newly filed asbestos-related lawsuits but had received $27 million from a state guarantee association to make up the insurance policies of the insolvent carrier and had $32 million in other policies to defend against such litigation. In March 1998, Raymark filed a voluntary bankruptcy petition as a result of several large asbestos-related judgments.

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

     In June 1989 Raytech filed a class action in the Bankruptcy Court against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable for the asbestos-related liabilities of Raymark. It was the intent of Raytech to have this case heard in the U.S. District Court, and since the authority of the Bankruptcy Court is referred from the U.S. District Court, upon its motion and argument the U.S. District Court withdrew its reference of the case to the Bankruptcy Court and thereby agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing one count of the class action citing as a reason the preclusive effect of the 1988 Oregon case, previously discussed, under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. The remaining counts before the U.S. District Court involve the transfer of Raymark's asbestos-related liabilities to Raytech on the legal theories of alter-ego and fraudulent conveyance. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In December 1992, Raytech filed a motion to activate the case and to obtain rulings on the remaining counts which was denied by the U.S. District Court. In October 1993, the creditors' committee asked the Court to certify the previous dismissal of the successor liability count. In February 1994, the U.S. District Court granted the motion to certify and the successor liability dismissal was accordingly appealed. In May 1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling leaves the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

     Since the bankruptcy filing several entities have asserted claims in Bankruptcy Court alleging environmental liabilities of Raymark based upon similar theories of successor liability against Raytech as alleged by asbestos claimants. These claims are not covered by the class action referenced above and will be resolved in the bankruptcy case. The environmental claims include a claim of the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, which includes submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility and removal of accumulated baghouse dust from its operations. In
March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan which provides for the management and removal of hazardous waste, for investigating, treating and monitoring of any contaminated groundwater and for the protection of human health and environment at the site, all relating to the closure of the Pennsylvania landfill and to pay a nominal civil penalty. The estimated cost for Raymark to comply with the order is $1.2 million. The DER has reserved its right to reinstitute an action against the Company and the other parties to the DER order in the event Raymark fails to comply with its obligations under the Consent Order. Another environmental claim was filed against the Company by the U.S. Environmental Protection Agency for civil penalties charged
Raymark in the amount of $12 million arising out of alleged Resource Conservation and Recovery Act violations at Raymark's Stratford, Connecticut, manufacturing facility.

     In January 1997, the U.S. Departmental Protection Agency ("EPA") and the State of Connecticut filed suit against Raymark claiming damages for cleanup of the Stratford, Connecticut, site in an amended amount of $300 million. The EPA has also filed a $300 million bankruptcy claim against Raytech as a successor to Raymark for cleanup of the Stratford site and other Raymark sites. Determination of Raytech's liability for such claims is subject to Bankruptcy Court deliberations and proceedings.

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

     In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended. In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments. In January 1998, the Bankruptcy Court stopped the payments pending a trial. Raymark notified its retirees by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction. Raymark retirees intervened in the action; however, Raymark continued to fund their benefits. Upon motion, the Raymark retirees have been permitted to form a committee in the Raytech bankruptcy, but any rights to the Raytech estate remain subject to the Court's judicial determination.

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

     In March and April 1998, Raymark and its parent, Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets the creditors' committee, joined by Raytech, the Guardian Ad Litem for future claimants, the equity committee and the government agencies moved to have the venue of the Raymark bankruptcies transferred from Utah to the Connecticut Court. In July 1998, the Bankruptcy Court issued an order on the motions and transferred venue to the Connecticut Court. Raymark filed an appeal of the order but has since withdrawn the appeal. In October 1998, a trustee was appointed by the United States Trustee over the Raymark bankruptcies.

     In October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). The parties to the settlement include Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U. S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of Understanding provide for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive, through a trust established under The Bankruptcy Code, 90% of the equity in a company to be reorganized ("Reorganized Raytech") and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to the trust, and existing equity holders in Raytech to receive 10% of the equity in Reorganized Raytech. Substantive non-economic terms of the Memorandum of Understanding provide for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties have also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdensome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay.

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

     As a result of an inspection, the Company was notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, were in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and record keeping on operations in compliance. Potential fines for the violations were substantial but negotiations with the DEQ resulted in a tentative agreement providing for a consent judgment with a fine of $324.

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

     In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter will now be litigated in the U.S. District Court in Connecticut.
Trial has been set for September 1999.

     Costs incurred by the Company for asbestos related liabilities are subject to indemnification by Raymark under the 1987 acquisition agreements. By agreement, in the past, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 shares in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995, 1996, 1997 and 1998 were applied as a reduction of the note obligations pursuant to the agreements.

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

Note B - Summary of Significant Accounting Policies


 1. Background and Basis of Presentation

    Raytech Corporation and its subsidiaries manufacture and distribute engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company's operations are categorized into three business segments: wet friction, dry friction and aftermarket.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosures made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include inventory and receivable reserves, depreciable lives of property, plant and equipment and intangible assets, pension and other postretirement and postemployment benefits and the recoverable value of deferred tax assets.

    Certain amounts for prior years have been reclassified to conform to the current year's presentation.

 2. Fiscal Year

    The Company reports on a 52-53 week fiscal year; the last three fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996.

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

 6. Amortization of Intangibles

    Intangible assets, excluding the intangible pension asset, are amortized on a straight line basis over forty years or less (see Note M). The intangible pension asset is remeasured and adjusted annually through an actuarial calculation. The Company periodically evaluates the carrying value of intangible assets when events and circumstances warrant such a review. The carrying value is considered impaired when the anticipated undiscounted cash flow from such asset is separately identified and is less than its carrying value.

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

 9. Translation of Foreign Currencies

    The local currencies of the Company's subsidiaries in Germany, the United Kingdom and China have been designated as the functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, and an average exchange rate in effect during the year for revenue and expense items. The effects of translating the Company's foreign subsidiaries' financial statements are recorded as a separate component of accumulated comprehensive income in shareholders' equity.

10. Revenue Recognition

    Sales are recorded by the Company when products are shipped to customers.

11. Recently Adopted Accounting Pronouncements

    Effective December 29, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

    Effective December 29, 1997, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related
    Information." SFAS 131 changes the way public companies report information about operating segments.

    Effective December 15, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." SFAS 132 standardizes the way employers disclose information about pensions and other postretirement benefit plans.

12. Recently Issued Accounting Pronouncement

    Effective June 15, 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued for fiscal years beginning after June 15, 1999. SFAS 133 establishes a new model for accounting for derivatives and hedging activities. The Company is still assessing the impact, if any, that this pronouncement will have on its financial statements.

Note C - Statements of Cash Flows


    Other items not providing or requiring cash consist of:

                                     1998        1997       1996


Net loss on sale/writedown
  of fixed assets                  $   84     $    61    $   268
Other non-cash items                  401         572       (238)

                                   $  485     $   633    $    30

    Income taxes paid were $5,992, $5,731, and $ 8,677 during 1998, 1997 and 1996, respectively.

    Interest paid was $1,955, $2,584, and $2,731 during 1998, 1997 and 1996, respectively.

    Excluded from the 1998, 1997 and 1996 Consolidated Statements of Cash Flows is $1,716, $451, and $469, respectively, of plant and equipment acquisitions in accounts payable or under capital leases.

Note D - Inventories


Net Inventories

Inventories net of inventory reserves are as follows:


Fiscal Year                           1998         1997

Raw materials                      $ 11,480    $ 10,751
Work-in-process                       7,653       7,760
Finished goods                       11,736       9,691

                                   $ 30,869    $ 28,202




Inventory Reserves


Fiscal Year                            1998        1997     1996

Beginning balance                   $ 3,825     $ 3,671   $ 2,962
Provisions for obsolete and
  slow moving inventory                 366       1,213     1,305
Charge-offs                          (1,027)     (1,059)     (596)

Ending balance                      $ 3,164     $ 3,825   $ 3,671

Note E - Property, Plant and Equipment


    Property, plant and equipment, at cost, is summarized as follows:

                                                        Estimated
                                                          Useful
                                                          Lives
Fiscal Year                       1998          1997      (Years)

Land                          $  1,239      $  1,226         -

Buildings and improvements      29,367        24,622       5-40

Machinery and equipment        123,866       105,664       3-20

Capital leases                     895           904    See Below

Construction in progress         8,539        10,715         -

                               163,906       143,131

Less accumulated depreciation   92,014        82,141

Net property, plant and
  equipment                   $ 71,892      $ 60,990


    Capital leases consist primarily of automobiles and telephone and computer equipment and are amortized over the economic life of the assets or the term of the leases, whichever is shorter.

    Maintenance and repairs charged to expense amounted to approximately $11,470, $11,655, and $10,046 for 1998, 1997 and
1996, respectively.

    Depreciation expense relating to property, plant and equipment were $9,477, $8,746, and $8,039 for 1998, 1997 and 1996, respectively.

Note F - Debt


Debt consists of the following:

Fiscal Year                              1998           1997

Notes due to Raymark (a)               $ 28,011     $ 31,958
Notes payable to banks (b)               22,065       14,034
Note payable to former principal
 owner of AFM (c)                         3,022          -
Capitalized leases and other
  obligations                               277          313
Total borrowings                         53,375       46,305
Less short-term debt and current
  portion of long-term debt              31,143       23,139

Long-term debt                         $ 22,232     $ 23,166

       The aggregate maturities of debt are as follows:

                     1999              $ 31,143
                     2000                18,917
                     2001                   324
                     2002                   273
                     2003                   414
                     Thereafter           2,304

                  Total Debt           $ 53,375

       (a) The notes due to Raymark are the result of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987.

            In December 1992, the Company and Raymark amended the Asset Purchase Agreement of the Wet Clutch and Brake Division. Under the terms of the amendment, the original note in the principal amount of $23,074 plus accrued interest of $17,543 was canceled and replaced by an uncollateralized promissory note in the amount of $40,617, bearing interest at the rate of 6% per annum and payable in equal monthly installments of $650 commencing April 1993. The principal portion of the monthly installments was to be paid into an escrow account pending clearance of all Raymark encumbrances and liabilities as provided by the agreement (refer to Note A). In May 1995, the escrow agreement was amended, and the Company reclaimed the balance in the escrow and suspended payment of the monthly installments as a result of the Third Circuit Court of Appeals decision that jeopardized the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. In February 1997, monthly installments of $650 were resumed to ensure indemnification for Raymark liabilities.

In connection with a complaint filed by the creditors' committee and a subsequent Bankruptcy Court injunction, the Company suspended payments on the Wet Clutch and Brake note in December 1997. In January 1998, the Bankruptcy Court stopped the payments pending a trial. In connection with the January 1998 Bankruptcy Court decision to require Raytech to halt payments on its promissory note payable to Raymark, management has concluded that interest should not be accrued during the cease payment period. Accordingly, no interest has been accrued in fiscal 1998. The ultimate resolution of interest to be paid on the note is subject to the uncertainties inherent in reorganization proceedings under the bankrupcy code.
At January 3, 1999 and December 28, 1997, the principal balance of the Wet Clutch and Brake note was $22,737 and $26,997, respectively.

          As agreed by the Company and Raymark, remaining obligations under the German subsidiary note, payable in German deutsche marks (DM) are suspended pending the assets purchased being free of all Raymark related encumbrances and liabilities. At January 3, 1999 and December 28, 1997, the balances due on the German note amounted to DM3,795 ($2,274) and DM3,795 ($1,961), respectively. As of January 3, 1999 and December 28, 1997, the accrued interest amounted to DM1,161 ($696) and DM1,257 ($699), respectively, and is included in accrued liabilities.

          In September 1993 and January 1994, "RCI" entered into loan agreements with Raymark for $2,500 and $3,000, respectively. As of January 3, 1999 and December 28, 1997, RCI has $3,000 outstanding under the loan agreements. The loans bear interest at 6% per annum and are included in the current portion of long-term debt. As of January 3, 1999 and December 28, 1997, the accrued interest amounted to $943 and $760, respectively, and is included in accrued liabilities.

          The Company has continued to classify the notes payable to Raymark for the acquisition of the Wet Clutch and Brake Division in accordance with the terms of the February 1997 adjusted note agreement pending the outcome of the aforementioned trial. Amounts due under the German subsidiary notes and the current portion of the RCI loan agreements with Raymark are classified as short-term liabilities and are included as 1999 maturities of debt, although actual repayment is subject to assets purchased from Raymark being free of related encumbrances and liabilities as well as the aforementioned bankruptcy proceedings. Costs incurred by the Company subject to the indemnification clause of the 1987 agreements will be applied as a reduction of the note obligations (refer to Note H).

     (b) The Company's wholly-owned German subsidiaries (Raybestos Industrie-Produkte GmbH and Raytech Composites Europe GmbH) have available lines of credit with several German banks amounting to DM8,010 ($4,800). Interest is charged at rates between 6.3% and 10.8%. The lines are repayable on demand. The amounts outstanding under these available lines of credit at January 3, 1999 and December 28, 1997 were DM4,095 ($2,454) and DM3,109 ($1,729), respectively. At January 3, 1999 and
December 28, 1997, the remaining available lines of credit amounted to DM3,915 ($2,346) and DM2,901 ($1,615), respectively.

          During 1998 and 1997, Raytech Composites Europe GmbH entered into various loan agreements with Commerzbank for amounts ranging from DM790 to DM2847. The maturities range from September 2006 through December 2012. The loans bear interest at rates betweeen 2.5% and 5.8%. At January 3, 1999 and
December 28, 1997 the outstanding balances were DM6,000 ($3,596) and DM1,790 ($995), respectively.

          In March 1995, RPC entered into a five-year loan agreement with The CIT Group/Credit Finance, Inc. ("CIT"), which provided for RPC to borrow up to $15,000, consisting of a revolving line of credit of $10,000 and a term loan of $5,000 at an interest rate of 1.75% above the prime rate.

          In November 1997, RPC refinanced its revolving line of credit. The new loan agreement with NationsCredit, Commercial Funding provides for RPC to borrow up to $17 million in the aggregate, consisting of a revolving line of credit of $10 million and a term loan of $7 million for capital equipment purchases. The loans bear an interest rate of .50% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment. The revolving loan allows the Company to borrow based on a borrowing base formula as defined in the Loan and Security Agreement (the "Agreement"). The Agreement includes certain covenant restrictions, including restrictions on dividends payable to Raytech Composites, Inc. ("RCI"), a wholly-owned subsidiary of the Company. At
January 3, 1999, the net restricted assets of RPC amounted to $26,153 consisting of cash, inventory, machinery and equipment and all other tangible and intangible assets, excluding land and buildings. The outstanding balance under the revolving line of credit is $5,662 and under the term loan is $5,558 at January 3, 1999, respectively. The term loan is repayable in equal monthly installments of $95 over six years commencing on January 1, 1998 with the unpaid balance due January 1, 2004. The additional borrowing availability on the revolving line of credit at January 3, 1999 is $0, based upon the asset borrowing formula.

          With the redemption of 53% of AFM Stock (see Note Q), AFM became a wholly-owned subsidiary of RCI. AFM has a revolving line of credit, payable to NationsCredit Commercial Funding which provides for borrowings up to $10 million in the aggregate, subject to the borrowing formula based upon AFM's accounts receivable. The loan bears an interest rate of .50% above the prime rate. The outstanding balance under the line of credit is $4,795 at January 3, 1999. The additional borrowing availability at January 3, 1999 is $2,205 based upon the asset-based borrowing formula. The Company has classified amounts outstanding under the line of credit as current since its intention is to repay such amounts as cash becomes available.

     (c)  AFM redeemed 53% of its stock by paying $3,022 in April
1998, and the balance of $3,022 is payable in three equal annual installments. The note bears interest at a rate equal to the prime rate as stated in THE WALL STREET JOURNAL (see Note Q).

          At January 3, 1999, the accrued interest on the AFM note amounted to $171 and is included in accrued liabilities.
          It is not practical for the Company to estimate the fair value of the debt it has with Raymark due to the uncertainties associated with the current bankruptcy proceedings. The remaining bank debt of the Company is at variable interest rates, and the carrying amount approximates fair value.

          The weighted average rates on all bank notes payable at January 3, 1999 and December 28, 1997 were 8.66% and 8.77%, respectively.

Note G - Research and Development


     Cost of research and new product development amounted to $5,642 in 1998, $5,903 in 1997, and $5,958 in 1996 and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note H - Related Parties


       During 1998 and other relevant periods of time, management has been informed that Raymark was owned by Craig R. Smith, formerly a Director and Chief Executive Officer of the Company. On January
12, 1998, Craig R. Smith was terminated and resigned from the Board of Directors.

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

       In January 1989, LCC sold all of the outstanding stock of its subsidiary, ALM, to Bradley C. Smith, the son of Craig R. Smith, and another unrelated party for $17. Subsequently, Bradley C. Smith purchased the balance of the stock of ALM and is now the sole owner. In March 1996, 49% of the common stock of Raymark Corporation was purchased by Craig R. Smith from his son Bradley C. Smith, and the balance was purchased by Craig R. Smith in 1998.

       Other Matters

       During 1989, Raytech incurred costs, including bankruptcy related attorneys' fees and lender refinance charges, in the amount of $1,558 subject to the indemnification clause of the 1987 agreement covering the purchase of assets of the Wet Clutch and Brake Division. Pursuant to Raymark's request, Raytech accepted 926,821 shares of Raytech stock in payment therefor. During 1990, Raytech incurred similar costs in the amount of $1,033 and was indemnified by a return of $364 or 177,570 shares of Raytech stock held by Raymark, an offset against the April 1990 note payment due under the German acquisition of $521, and then a subsequent return in February 1991 of an additional $148 or 74,826 shares of Raytech stock. Additionally, in January 1991, the Company incurred $750 of additional refinance charges, which were also subject to the indemnification clause. Raytech accepted Raymark's request to a reimbursement in the form of all remaining shares of Raytech stock held by Raymark, which amounted to $175 or 88,477 shares and then a reduction of $575 of future stock obligations pursuant to the Wet Clutch and Brake and German subsidiary acquisitions. Accordingly, in April 1991, $446 of such credit was used to defray the April 1991 stock obligation pursuant to the German subsidiary acquisition leaving a balance of $132 to be applied toward the stock obligation due in November 1991 pursuant to the Wet Clutch and Brake acquisition. In July 1991, the Company and Raymark agreed that any future reimbursement of indemnified costs by Raymark will be taken in the form of a reduction of future stock obligations under the Stock Purchase Agreement for the German subsidiary and any excess to be taken as a reduction of the note due Raymark. In December 1992, the Company and Raymark amended the Asset Purchase Agreement of the Wet Clutch and Brake Division. Under the terms of the amendment, the note in the principal amount of $23,074 plus accrued interest in the amount of $17,543 was canceled and replaced by an uncollateralized promissory note in the amount of $40,617, bearing interest at the rate of 6% per annum and payable in equal monthly installments of $650 commencing April 1993. The principal portion of the monthly installments was to be paid into an escrow pending clearance of all Raymark encumbrances and liabilities as provided by the Agreements. Payments due in 1991 and 1992 under the acquisition agreements as amended and deferred by agreement, amounting to $1,875, including accrued interest, were paid in monthly installments of $650 until paid in full in March 1993 bearing interest at 6%. As agreed by the Company and Raymark, 1993 and 1994 obligations under the German subsidiary note were suspended pending the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. Also, costs incurred by the Company subject to the indemnification clause of the 1987 agreements were to be applied as a reduction of the note obligations. As agreed in April 1993, the Company received 80,000 shares of its stock from Raymark valued at $262 as a credit for reimbursement of costs incurred by the Company under the indemnification clause. As of December 1994, the Company had incurred $253 of additional costs subject to the indemnification clause which were applied as a reduction of the note obligations pursuant to the agreement. As of May 1995, the Company had incurred $460 of additional costs subject to the indemnification clause which was applied as a reduction of the note obligations pursuant to the agreement. Also, in May 1995, the Company reclaimed the balance in the escrow and suspended payment of the monthly installments as a result of the Third Circuit Court of Appeals decision that jeopardizes the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. Monthly installments were resumed in February 1997 and subsequently suspended in December 1998 (see Note F). During 1996, the Company incurred costs of $917 and $1,705 subject to the indemnification clause which were applied as a reduction of the note obligation in December 1996 and February 1997, respectively. As of December 1997, the Company had incurred $1,773 of additional costs which were applied as a reduction of the note pursuant to the indemnification clause. As of December 1998, the Company had incurred $4,260 of additional costs, which were also applied as a reduction of the note.

       In 1990 and 1991, Raytech Powertrain, Inc., a subsidiary of the Company, and owner of all of the capital stock of Allomatic Products Company ("APC"), sold approximately 45% of the capital stock of APC to a group of investors, including Craig Smith, for the purpose of partially financing APC's move from New York to Indiana and for the further growth of its business.
Subsequently, all APC stock held by Craig Smith was transferred to relatives and related companies, including Universal Friction Composites, Inc., and accordingly, in the opinion of General Counsel of the Company, remains 40% beneficially owned by him.
In March 1997, APC declared a cash dividend of $2.81 per share payable in equal quarterly installments to shareholders of record in March 1997. At the record date, Craig Smith beneficially owned 41,904 shares of the outstanding shares of APC stock. The first, second and third quarter installments of the declared dividend were paid in 1997 and the fourth quarter installment was paid in 1998. The Company's Board of Directors reviewed Craig Smith's beneficial ownership of the APC stock and resulting payment of dividends at length and has recommended continued disclosure of the related party transactions and appointed the General Counsel of the Company to monitor and report all such related party transactions in the future.

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

       During 1998 and 1997, the Company purchased yarn from Universal Friction Composites ("UFC"), a company that management has been informed is owned by Bradley C. Smith, amounting to $2,509 and $3,926, and at January 3, 1999 and December 28, 1997,
the related payable amounted to $246 and $373, respectively.

       In 1998, the Company acquired manufacturing equipment from UFC for $1,051, of which $907 is included in accounts payable at January 3, 1999.

       During 1988, the Company repurchased 200,000 shares of its common stock from Echlin Inc. (since acquired by Dana Corporation) in exchange for approximately $1,200 of credit on future product sales from the Company to Dana, which is pre-petition debt under the Company's bankruptcy filing. As of January 3, 1999, Dana's voting interest in the Company is 15.9%.

       In September 1996, Craig R. Smith entered into a consulting agreement with Raymark for services regarding asbestos litigation. Proceeds were paid to Raytech in the form of an offset against the note due Raymark in the amount of $43 during 1997.

Note I - Income Taxes


     Income before provision for income taxes and minority interest consists of:

                                1998          1997      1996

         Domestic             $25,314       $22,460   $19,982
         Foreign                 (514)        1,309       673

                              $24,800       $23,769   $20,655

       The Company's provision for taxes consists of the following:

                                1998          1997      1996
         Current:
           Federal            $ 4,229       $ 6,437   $ 3,004
           State                1,074         1,392     1,421
           Foreign                580           147       156

         Deferred:
           Federal              1,061        (1,076)     (975)

         Total income taxes   $ 6,944       $ 6,900   $ 3,606

       The analysis of the variance from the U.S. statutory income tax rate for consolidated operations is as follows:

                                        1998      1997      1996

     U.S. statutory rate                35.0%     35.0%     35.0%

       Increases (decreases)
       resulting from:
       Effect of foreign income
         taxes net of loss carry-
         forwards utilized               2.7      (1.3)       -
       Utilization of tax credits       (1.6)     (1.4)     (1.0)
       Net decrease (increase) in
         benefit from carryback of
         future deductible amounts       (.9)      2.8      (3.0)
       State income taxes, net of
         federal benefit                 2.8       3.8       4.2
       Adjustment of prior years'
         accruals                       (4.0)      3.4     (15.0)
       Raymark indemnification
         payments                       (7.0)     (4.6)     (7.8)
       Reversal of foreign loss
         carryforward valuation
         allowance                        -       (6.4)       -
       Other                             1.0      (2.3)      (.9)

         Effective income tax rate      28.0%     29.0%     17.5%

     During 1996, the Company finalized its federal income tax audits for the fiscal years 1992-1994 resulting in a favorable adjustment of $3,100 to prior year income tax accruals.

     Deferred tax assets (liabilities) are comprised of the following:

                                        1998      1997      1996

     Excess of book provisions
       over tax deductions           $ 3,559   $ 3,994   $ 4,977
     Postretirement benefit            4,325     4,040     3,592
     Excess of tax basis over
       book basis of assets due
       to restructuring                2,301     2,807     3,346
     Foreign loss carryforwards        1,927     1,832     3,660
     Other                               947       947       947
     Gross deferred tax assets        13,059    13,620    16,522
     Deferred tax asset
       valuation allowance            (4,851)   (4,260)   (9,175)
     Deferred tax assets               8,208     9,360     7,347
     Gross deferred tax
       liabilities (excess of
       tax over book depreciation)    (3,692)   (3,783)   (2,846)

     Net deferred tax asset          $ 4,516   $ 5,577   $ 4,501

     The net deferred tax asset represents future tax deductions that can be realized upon carryback to prior years and German loss carryforwards.

     The deferred tax asset valuation allowance increased (decreased) by $591, $(4,915) and $628 during 1998, 1997 and
1996, respectively. The 1997 amount includes $1,519 of valuation allowance reversal based upon management's conclusion that German net operating loss carryforwards are more likely than not to be realizable.

     During 1998 and 1997, the Company utilized foreign loss carryforwards, which reduced income tax expense by $326 and $417, respectively. At January 3, 1999, the Company had foreign loss carryforwards of $6,525, which do not expire.

Note J - Employee Benefits


     Raytech has several pension plans covering substantially all employees and also provides certain postretirement, self-insured health care and life insurance benefits for its domestic active and retired employees.

                                                                 Postretirement
                                           Pension Benefits         Benefits
                                           1998        1997      1998      1997
    Change in benefit obligation

    Benefit obligation at
      beginning of year                  $3,242      $2,595   $10,333   $ 8,782
    Service cost                            270         254       490       446
    Interest cost                           219         190       640       634
    Plan participants' contributions         -           -         26        39
    Amendments                               -          175        -         -
    Actuarial loss                          525          88       410       738
    Benefits paid                           (79)        (60      (359)     (306)

    Benefit obligation at end of year    $4,177      $3,242   $11,540   $10,333

    Change in plan assets

    Fair value of plan assets
      at beginning of year               $2,372      $1,931   $    -    $    -
    Actual return on plan assets            148         122        -         -
    Employer contribution                   453         379       333       267
    Plan participants' contribution          -           -         26        39
    Benefits paid                           (79)        (60)     (359)     (306)

    Fair value of plan assets
      at end of year                     $2,894      $2,372    $   -     $   -


    Funded Status Reconciliation and Key Assumptions

                                                                 Postretirement
                                           Pension Benefits         Benefits
                                           1998        1997      1998      1997

    Funded status                       $(1,283)    $  (870) $(11,540) $(10,333)
    Unrecognized actuarial loss           1,095         590       186        21
    Unrecognized prior service              205         226       -         -
    Prepaid (accrued) benefit
      cost                              $    17     $   (54) $(11,354) $(10,312)

    Amounts recognized in the
      statement of financial
      position consist of:

    Accrued benefit liability           $(1,283)    $  (870) $(11,354) $(10,312)
    Prepaid benefit cost                    n/a         n/a       n/a       n/a
    Intangible asset                        205         226       n/a       n/a
    Unrecognized actuarial loss*          1,095         590       n/a       n/a

    Net amount recognized               $   (17)    $   (54) $(11,354) $(10,312)

    *Beginning with the adoption of FAS 130, this amount is reflected in Accumulated Other Comprehensive Income in Shareholders' Equity.

                                                                   Postretirement
                                        Pension Benefits              Benefits
                                        1998        1997           1998      1997



    Weighted average assumptions

    Discount rate                       6.00%       6.75%          6.00%      6.75%
    Expected return on plan assets      6.00%       6.00%           n/a        n/a
    Rate of compensation increase        n/a         n/a           5.00%      5.00%
    Healthcare trend rate                n/a         n/a           6.50%      6.50%


    Sensitivity Analysis, Postretirement Benefits:

    For measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered healthcare benefits was assumed.  The healthcare cost trend rate assumption has a significant effect on the amounts reported.  To illustrate the impact, increasing or decreasing the assumed health care cost trend rates by 1 percentage point in each year would have the following effects:

                                       1 Percentage Point        1 Percentage Point
                                            Increase                  Decrease
                                        1998        1997          1998        1997

    Effect on total of service
      and interest cost components
      of expense                       $  100      $  100        $(100)      $(100)

    Effect on accumulated postretire-
      ment benefit obligation          $1,100      $1,100        $(900)      $(900)

    Net Periodic Benefit Expense (Income)

                                                                    Postretirement
                                         Pension Benefits              Benefits
                                       1998     1997    1996     1998     1997    1996

    Service cost - benefits
     attributed to service
     during the period               $  270   $  254   $ 247   $  490   $  446  $  511

    Interest cost on benefit
     obligation                         219      190     155      640      634     680

    Expected return on plan
      assets                           (150)    (124)    (99)      -        -       -

    Amortization of prior
      service cost                       20       20       8       -        -       -

    Amortization of net actuarial
      (gain) loss                        22       15      22     (55)      (13)     77

    Total net periodic benefit
      cost                           $  381    $ 355   $ 333  $1,075    $1,067  $1,268

   The Company's German subsidiaries have unfunded defined benefit plans covering certain employees.

                                                      Pension Benefits
                                                      1998        1997

    Change in benefit obligation

    Benefit obligation at
      beginning of year                             $2,254      $2,121
    Service cost                                        84          83
    Interest cost                                      161         155
    Actuarial (gain) loss                               (8)          9
    Benefits paid                                     (111)       (110)
    Translation                                        182          (4)

    Benefit obligation at end of year               $2,562      $2,254


    Change in plan assets

    Fair value of plan assets
      at beginning of year                          $    0      $    0
    Actual return on plan assets                         0           0
    Employer contribution                              111         110
    Plan participants' contribution                      0           0
    Benefits paid                                     (111)       (110)

    Fair value of plan assets
      at end of year                                $    0      $    0


    Funded Status Reconciliation and Key Assumptions

                                                      Pension Benefits
                                                      1998        1997


    Funded status                                  $(2,562)    $(2,254)
    Actuarial net loss                                 217          34
    Unrecognized prior service cost                     -           -
    Unrecognized transition obligation                 267         297

    Prepaid (accrued) benefit cost                 $(2,078)    $(1,923)

    Weighted average assumptions

    Discount rate                                      7.00%     7.00%
    Expected return on plan assets                      n/a       n/a
    Rate of compensation increase                       n/a       n/a
    Healthcare trend rate                               n/a       n/a


    Net Periodic Benefit Expense (Income)

                                                      Pension Benefits
                                                1998        1997        1996


   Service cost - benefits
     attributed to service during
     the period                               $   84      $   83     $    96

   Interest cost on benefit
     obligation                                  161         155         178

    Amortization of transition
      obligation                                  50          52          59

    Amortization of net actuarial
      (gain) loss                               (172)       (178)       (204)

    Total net periodic benefit
      cost                                     $ 123       $ 112     $   129

   The Company also sponsors a defined contribution plan which covers essentially all salaried employees of Raytech. Contributions generally aggregate up to 6% of each salaried employee's base salary in stock or cash. The total Company contributions in 1998, 1997 and 1996 under the salary defined contribution plan were $818, $800, and $632, respectively. In 1988, Raytech established a voluntary defined contribution plan available to all bargaining unit and other hourly-paid employees of the Company and its subsidiaries that are authorized to participate. At Allomatic Products Company, a Company incentive contribution of 2% is payable upon the attainment of certain operating earnings goals. The total Company contributions in 1998, 1997, and 1996 under the hourly defined contribution plan were $30, $24, and $18, respectively.


Note K - Segment Reporting


   The Company's operations are categorized into three business segments based on management structure, product type and distribution channel as described below.

   The wet friction operations produce specialty engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company markets its products to automobile original equipment manufacturers, heavy duty original equipment manufacturers, as well as farm machinery, mining, truck and bus manufacturers.

   The dry friction operations produce engineered friction products, primarily used in original equipment automobile and truck transmissions. The clutch facings produced by this segment are marketed to companies who assemble the manual transmission systems used in automobiles and trucks.

   The aftermarket segment produces specialty engineered products primarily for automobile and lift truck transmissions. In addition to these products, this segment markets transmission filters and other transmission related components. The focus of this segment is marketing to warehouse distributors and certain retail operations in the automotive aftermarket.

Information relating to operations by industry segment in millions of dollars follows with related comments included in Management's
Discussion and Analysis.

OPERATING SEGMENTS
                                                                 Dry         Total
                                Wet Friction    Aftermarket     Friction    Segments

1998

Net sales to external
  customers                     $ 155,769       $  58,844     $  32,851    $ 247,464
Intersegment net sales (1)         15,358              19           165       15,542
Total net sales                   171,127          58,863        33,016      263,006

Depreciation                        6,458           1,243         1,736        9,437
Interest expense                    1,467             430 (3)       336        2,233
Operating profit (2)               18,368           9,020           750       28,138
Segment assets                    127,268          24,604        21,473      173,345
Expenditures for property,
  plant and equipment              12,851           1,813         4,935       19,599


1997

Net sales to external
  customers                     $ 145,715       $  53,663     $  35,097    $ 234,475
Intersegment net sales (1)         15,131              80           -         15,211
Total net sales                   160,846          53,743        35,097      249,686

Depreciation                        6,037           1,053         1,616        8,706
Interest expense                    2,621             384 (3)       332        3,337
Operating profit (2)               15,770           8,447         1,946       26,163
Segment assets (4)                111,593          25,174        16,983      153,750
Expenditures for property,
  plant and equipment              13,702           2,692         4,193       20,587



1996

Net sales to external
  customers                     $ 127,785       $  52,498     $  37,400    $ 217,683
Intersegment net sales (1)         17,393              14           -         17,407
Total net sales                   145,178          52,512        37,400      235,090

Depreciation                        5,214             940         1,847        8,001
Interest expense                    2,199             396 (3)       422        3,017
Operating profit (2)               14,428           6,948         1,002       22,378
Segment assets                    102,108          20,671        15,793      138,572
Expenditures for property,
  plant and equipment               5,070           1,627         1,601        8,298


(1)  The Company records intersegment sales at an amount negotiated between the segments.  All intersegment sales are eliminated in consolidation.
(2)  The Company's management reviews the performance of its reportable segments on an operating profit basis, which consists of income before tax and minority interest.
(3)  Interest on debt due to affiliate.
(4)  Investment in equity investees of $10,249 and $9,972 in 1997 and 1996, respectively, are included in segment assets of Wet Friction.

SALES BY GEOGRAPHIC LOCATION


                                                               Dry
                              Wet Friction    Aftermarket    Friction   Consolidated


1998

United States                  $ 146,323       $ 58,844      $   -        $ 205,167
Germany                            9,294            -          32,721        42,015
Other foreign countries              152            -             130           282

Total net sales                $ 155,769       $ 58,844      $ 32,851     $ 247,464





1997

United States                  $ 138,159       $ 53,663      $    -       $ 191,822
Germany                            7,528            -          35,097        42,625
Other foreign countries               28            -             -              28

Total net sales                $ 145,715       $ 53,663      $ 35,097     $ 234,475





1996

United States                  $ 119,926       $ 52,498      $    -       $ 172,424
Germany                            7,376            -          37,400        44,776
Other foreign countries              483            -             -             483

Total net sales                $ 127,785       $ 52,498      $ 37,400     $ 217,683


   Sales are attributed to geographic areas based on the location of the assets producing the sales.

   Domestic sales to two wet friction customers, which were greater than 10% of total net sales, were as follows:

                                     1998           1997          1996

              Customer A          $ 30,716       $ 33,448      $ 31,592
              Customer B            36,974          9,083         9,248


LONG-LIVED ASSETS BY GEOGRAPHIC LOCATION

                                                              Dry
                              Wet Friction    Aftermarket   Friction    Consolidated

1998

United States                   $ 56,287       $  9,630         -        $ 65,917
Germany                           12,812            -       $  9,901       22,713
Other foreign countries            2,020            -          3,855        5,875

Total long-lived assets         $ 71,119       $  9,630     $ 13,756     $ 94,505



1997

United States                   $ 43,409       $ 10,783          -       $ 54,192
Germany                           11,098            -       $  8,482       19,580
Other foreign countries            1,576            -          1,400        2,976

Total long-lived assets         $ 56,083       $ 10,783     $  9,882     $ 76,748




1996

United States                   $ 39,964       $  6,684     $    -      $  46,648
Germany                            9,826            -          8,300       18,126
Other foreign countries            1,500            -            -          1,500

Total long-lived assets         $ 51,290       $  6,684     $  8,300    $  66,274


Income                              1998              1997            1996

Operating profit                $  28,138         $  26,163       $  22,378
Corporate (1)                      (3,236)           (2,523)         (1,777)
Elimination                          (102)              129              54
Consolidated earnings before
  taxes and minority interest   $  24,800         $  23,769 (3)   $  20,655


Net Sales                           1998             1997            1996

Total sales                     $ 263,006         $ 249,686       $ 235,090
Eliminations                      (15,542)          (15,211)        (17,407)
Consolidated net sales          $ 247,464         $ 234,475       $ 217,683


Assets                              1998             1997            1996

Total assets                    $ 173,345        $ 153,750        $ 138,572
Corporate (2)                       5,988            6,649            6,234
Eliminations                       (5,529)          (7,014)          (4,651)
Total consolidated assets       $ 173,804         $ 153,385       $ 140,155

(1) Represents compensation and related costs for employees of the Company's corporate headquarters, professional fees, shareholder fees and public relations expenses.
(2)  Includes cash, deferred tax assets and long-term assets.
(3) Income from equity investment in affiliate in the amount of $647 is included in 1997.

                                   Segment        Corporate      Consolidated
Other Significant Items             Total        Headquarters        Tota1

1998

Depreciation                      $ 9,437         $      40       $   9,477
Interest income                       -                 -             -
Interest expense                    2,233                 7           2,240
Expenditures for property,
  plant and equipment              19,599               155          19,754

1997

Depreciation                      $ 8,706         $      40       $   8,746
Interest income
Interest expense                    3,337                 8           3,345
Expenditures for property,
  plant and equipment              20,587                16          20,603

1996

Depreciation                        8,001                38           8,039
Interest income
Interest expense                    3,017               115           3,132
Expenditures for property,
  plant and equipment               8,298                92           8,390

NOTE L - Summarized Quarterly Financial Data (Unaudited)
         (in thousands except share and market data)



                                       Fiscal Quarters Ended 1998
                               March 29    June 28   Sept. 27  January 3

Net sales                     $ 62,895    $ 63,645   $ 61,486  $ 59,438
Gross profit                    14,695      16,473     12,971    14,511
Income before provision
  for taxes and minority
  interest                       7,318       7,660      5,152     4,670
Net income                    $  4,157    $  5,986   $  3,081  $  3,133
Basic income per share        $   1.24    $   1.75   $    .90  $    .92
Diluted income per share      $   1.18    $   1.67   $    .87  $    .89

Market range:
  -high                          5-3/4       5-7/8      5-3/8     4
  -low                           3-15/16     4-11/16    3         2-13/16
Dividends                          -           -          -         -


                                       Fiscal Quarters Ended 1997
                               March 30   June 29    Sept. 28  December 28

Net sales                     $ 59,121   $ 60,760    $ 56,251   $ 58,343
Gross profit                    13,928     13,683      11,782     12,182
Income before provision
  for taxes and minority
  interest                       6,482      7,405(a)    5,572(a)   4,310
Net income                    $  4,282   $  5,143    $  3,710   $  2,403
Basic income per share        $   1.32   $   1.58    $   1.14   $    .73
Diluted income per share      $   1.22   $   1.46    $   1.05   $    .68

Market range:
  -high                          7-1/8     6-5/16       6-5/8      6-5/8
  -low                           4-1/8     5            5-1/4      5-3/16
Dividends                          -         -            -          -




(a) Includes adjustments related to environmental accruals established in 1996 that are no longer required.

Note M - Supplementary Financial Statement Detail



Fiscal Year                                 1998         1997

OTHER CURRENT ASSETS

Deferred income taxes                    $  3,035     $  4,128
Prepaid insurance                             789          762
Prepaid expenses                            2,062        1,751
Other                                       2,674        1,949
                                         $  8,560     $  8,590

ACCOUNTS PAYABLE

Trade accounts payable                   $ 15,702     $ 17,609
Cash overdraft                                -          3,090
Other                                           3            4
                                         $ 15,705     $ 20,703


Fiscal Year                                 l998         l997

ACCRUED LIABILITIES

Property taxes                           $  1,967     $  1,925
Legal                                       1,341        1,366
Taxes                                         806          946
Wages and related taxes                     4,842        6,997
Pensions and employee benefits              2,529        2,649
Product due Dana (see Note H)               1,183        1,183
Other                                       8,927        7,376
                                         $ 21,595     $ 22,442

OTHER LONG-TERM LIABILITIES

Long-term pensions                       $  2,903     $  1,823
Other                                       4,912        3,606
                                         $  7,815     $  5,429

Fiscal Year                         1998        1997      1996

OTHER OPERATING INCOME (EXPENSE), NET

Insurance recovery                 $   -     $    -    $   183
Reimbursement of savings plan
 contributions                         -         120        79
Other, net                             387       152       (65)
                                   $   387   $   272   $   197

OTHER INCOME (EXPENSE), NET

Interest income                    $   412   $   410   $   218
Income from equity
 investment in affiliate               -         647       -
Other, net                             653       268       (97)
                                   $ 1,065   $ 1,325   $   121

ALLOWANCE FOR BAD DEBTS

Beginning balance                  $ 1,186   $   726   $   822
Provisions                             628       524        28
Charge-offs                           (732)      (64)     (124)
Ending balance                     $ 1,082   $ 1,186   $   726

AMORTIZATION EXPENSE OF
  INTANGIBLE ASSETS

Advanced Friction Materials        $   477   $   370   $   343
Allomatic Products Company              57        57        57
Other                                   15        21        30
Ending balance                     $   549   $   448   $   430

CONDENSED FINANCIAL INFORMATION OF RAYTECH CORPORATION (PARENT)

Summary financial information of the parent holding company, Raytech Corporation, which is operating under Chapter 11 of the U.S. Bankruptcy Code, is as follows:


Balance Sheet

                                        1998              1997

Current Assets:
  Cash                                     480          $    296
  Deferred taxes                         2,176             3,322
  Other current assets                       2                 2
     Total current assets                2,658             3,620

  Investment in subsidiaries            63,841            47,152

  Deferred taxes                         1,479             1,449
  Other long-term assets                 1,851             1,580
     Total assets                     $ 69,829          $ 53,801


Current Liabilities:

  Accounts payable and
    accrued liabilities               $  3,733          $  3,456
  Other liabilities                        704             1,883

     Total liabilities                   4,437             5,339


Shareholders' equity
  Common stock                           5,553             5,417
  Additional paid in capital            70,501            70,275
  Accumulated deficit                   (7,027)          (23,384)
  Accumulated other
    comprehensive income                   926               715

                                        69,829            53,801

Less treasury stock at cost             (4,561)           (4,561)

Total shareholders' equity              65,392            48,462

Total liabilities and
    shareholders' equity              $ 69,829           $53,801


Statements of Operations

                                                 1998           1997          1996


General and administrative expenses          $(3,236)      $ (2,523)      $(1,777)

Provision for income taxes                    (4,226)        (4,859)       (1,630)

Income (loss) before equity in earnings
  in subsidiaries                             (7,462)        (7,382)       (3,407)

Equity in earnings of subsidiaries            23,819         22,920        19,398

Net income                                   $16,357        $15,538       $15,991






Statement of Cash Flows

                                                1998           1997          1996


Net cash used in operating activities        $(6,076)       $(4,693)      $(2,972)

Net cash provided by investing activities:
  Dividends from subsidiary                    5,898          4,743         3,015

Net cash provided by financing activities:
  Proceeds from sale of stock                    362            112            26

Net change in cash                               184            162            69

Cash, beginning of period                        296            134            65

Cash, end of period                          $   480         $  296        $  134

NOTE TO CONDENSED FINANCIAL INFORMATION
OF RAYTECH CORPORATION (PARENT)


Note 1:    Basis of Presentation

           The accompanying financial statements of Raytech
           Corporation, a holding company, include the following accounts:

             -  Cash in debtor-in-possession accounts.

             - All of the Company's income tax accounts except as related to Allomatic Products Company and foreign subsidiaries.

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

Note N - Commitments


       Rental expense amounted to $1,334, $1,050, and $995, in 1998, 1997 and 1996, respectively. The approximate minimum rental commitments under non-cancelable leases at January 3, 1999 were as follows: 1999, $492; 2000, $398; 2001, $285; 2002, $278 and 2003,
$276 and 2004 and thereafter, $206.

Note O - Stock Option Plans


          The Company's 1980 Non-Qualified Stock Option Plan (the "Plan"), as amended, provided for the grant of options for shares of common stock and any accompanying stock appreciation rights. The Company granted both non-qualified and incentive stock options under the Plan. In general, options granted under the Plan are at 100% of the fair market value on grant date or par value, whichever is higher. Once granted, options become exercisable in whole or in part after one year and expire on the tenth anniversary of the grant. The term during which options could be granted under the Plan expired on December 31, 1989.

          In 1991, the shareholders approved the adoption of a new non-qualified stock option plan ("1990 Plan") to replace the expired Plan. The terms and provisions of the 1990 Plan are similar to the expired Plan, providing for the grant of options for up to 500,000 shares of common stock authorized for such purpose by the shareholders. Effective November 1, 1992, the Company granted 479,071 non-qualified options at an option price of $2.75. At the date of grant the market price per share was $2.375. In 1997, the shareholders approved an amendment of the 1990 Plan authorizing 500,000 additional shares of common stock for grant. Effective August 13, 1998, the Company granted 500,000 non-qualified options at the option price of $4.25 which was the market price per share at the date of the grant.

          The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, the adoption of this statement in fiscal 1997 and 1996 did not affect the Company's results of operations, financial position or liquidity. Had compensation cost been determined consistent with FAS No. 123, pro forma net income for the year ended January 3, 1999 would have been $16,106. Pro forma basic and diluted earnings per share for the year ended January 3, 1999 would have been $4.73 and $4.54, respectively.

          The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 1998. The expected volatility was 54%, the dividend yield was $0, the risk free interest rate used was 5.42% and the expected life of four years was used for the options.

          Changes during the three years ended January 3, 1999 in shares under option were as follows:

                                    1998                    1997                 1996
                                Weighted                Weighted             Weighted
                                 Average                 Average              Average
                                Exercise                Exercise             Exercise
                      Options      Price    Options        Price   Options      Price

Outstanding at
 beginning of year    526,050     $2.99     658,350       $ 3.56   697,234     $ 3.66

Granted (1)           500,000      4.25         -                      -
Exercised            (136,087)     2.66     (45,546)        2.52    (9,682)      2.75
Lapsed                   (650)     1.75     (82,154)        7.88   (25,000)      6.75
Canceled              (43,356)     7.53      (4,600)        1.75    (4,202)      2.94

Outstanding at
 end of year          845,957      3.56     526,050         2.99   658,350       3.56

Options available
 for future awards
 at end of year        31,544                30,299                 30,299

Options exercisable
 at end of year       347,202      2.56     526,050         2.99   658,350       3.56

          Options outstanding and exercisable at January 3, 1999 were as follows:

                                    Options Outstanding         Options Exercisable
                                    Weighted
                                     Average   Weighted                    Weighted
                                   Remaining    Average                     Average
       Range of         Number   Contractual   Exercise          Number    Exercise
 Exercise Price    Outstanding          Life      Price     Exercisable       Price


    $1.75             65,950           .82      $ 1.75        65,950        $ 1.75
    $2.75            281,252          3.83        2.75       281,252          2.75
    $4.25            498,755          9.62        4.25           -              -

  $1.75 - $4.25      845,957          7.01      $ 3.56       347,202        $ 2.56



(1)  Options become exercisable one year from the date of grant.

Note P - Concentration of Credit Risk


     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, trade receivables and investments in marketable securities. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The primary businesses of the Company's U.S. subsidiaries are the automotive and heavy duty equipment markets and the related aftermarkets within the United States. As of January 3, 1999, the Company had uncollateralized receivables with three customers approximating $17,021 or 58.6% of the Company's trade account balance. At December 28, 1997, the Company had uncollateralized receivables with two customers approximating $7,375 or 27.5% of the Company's trade account balance. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note Q - Acquisition


     On January 31, 1996, Raytech Composites, Inc. ("Composites"), a subsidiary of Raytech, and Raybestos Products Company ("RPC"), a subsidiary of Composites, entered into a series of related transactions with Advanced Friction Materials ("AFM") and related entities and persons as follows: Composites acquired a 47% minority share of the common stock of AFM for $9.4 million cash at closing; RPC acquired 100% of the common stock of AFM Management Company, which leased employees to AFM, for $1.0 million, which was paid for on January 31, 1997; RPC acquired the machinery and equipment and certain other operating assets of AFM for $3.5 million cash at closing; RPC committed to acquire land and building utilized in AFM's manufacturing operations (land and building located at 44650 Merrill, Sterling Heights, Michigan) from a principal owner of AFM for $6.6 million, which was consummated on January 31, 1997; RPC loaned AFM $1.3 million cash at closing bearing interest at the prime rate and maturing on January 31, 2003; RPC agreed to acquire AFM's inventory subsequent to closing, which has amounted to approximately $3.2 million. In addition, the parties entered into various other agreements, including supply and technology exchange agreements. Subsequent to the transaction, RPC is supplying AFM with products (automobile transmission component parts) manufactured at the Sterling Heights facility. Sales prices between RPC and AFM are established under the terms of the supply agreement entered into at closing. AFM bears responsibility principally for sales and marketing of the products to original equipment manufacturers and development of new products.

        Composites 47% ownership interest in AFM was accounted for under the equity method commencing February 1, 1996. The excess of purchase price over the Company's equity in the underlying net assets of AFM is being amortized on a straight line basis over a 30-year period.

        The machinery and equipment and real property have been recorded based upon the fair value of the assets. Had the transactions described above occurred on January 1, 1996 or January 2, 1995, the estimated pro forma effect on the Company's net income would not have been material.

        In January 1996, RCI acquired 47% of the stock of AFM. The Stock Purchase Agreement ("Agreement") provided for the 53% stock owner to put his stock to RCI anytime after two years. The owner put 53% of AFM stock to RCI which assigned its obligation to purchase the stock to AFM. Based on the formulated amount of $6,044 under the Agreement
AFM redeemed 53% of its stock from the former owner by paying $3,022 in April 1998, and the balance of $3,022 is payable in three equal annual installments with interest at prime. Effective April 1998, Raytech has consolidated the results of AFM, which were previously recorded under the equity method. The pro forma effect on operations, had Raytech made the acquisition at the beginning of the period, is not significant.

Note R - Earnings Per Share


                                    1998       1997       1996

Basic EPS computation


Numerator                        $ 16,357   $ 15,538   $ 15,991

Denominator:

  Common shares outstanding
   at beginning of the year     3,285,308  3,239,762  3,230,080

  Stock options exercised         116,711     23,375      2,594

  Weighted average shares       3,402,019  3,263,137  3,232,674

Basic EPS                           $4.81      $4.76      $4.95



Diluted EPS Computation


Numerator                        $ 16,357   $ 15,538   $ 15,991

Denominator:

  Common shares outstanding
   at beginning of the year     3,285,308  3,239,762  3,230,080

  Dilutive potential common
   shares                         146,874    261,254    208,971

  Stock options exercised         116,711     23,375      2,594

  Adjusted weighted
   average shares               3,548,893  3,524,391  3,441,645

Diluted EPS                         $4.61      $4.41      $4.65

Note S - Comprehensive Income


        In 1998, Raytech adopted SFAS No. 130, "Reporting Comprehensive Income" and has elected to report Comprehensive Income in the Consolidated Statements of Shareholders' Equity.

        The components of and changes in accumulated other comprehensive
(loss) income are as follows:

                               Foreign       Minimum      Accumulated
                               Currency      Pension         Other
                              Translation   Liability    Comprehensive
                              Adjustments   Adjustment   (Loss) Income

Beginning balance 12/31/95      $ 2,600         -           $ 2,600

Changes during the year            (682)        -              (682)

Balance 12/29/96                  1,918         -             1,918

Changes during the year          (1,203)        -            (1,203)

Balance 12/28/97                    715         -               715

Changes during the year             211      $(1,095)          (884)

Balance 1/3/99                  $   926      $(1,095)       $  (169)

        No tax benefit has been provided for the future tax deduction associated with the minimum pension liability and translation adjustments.

                REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of Raytech Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Raytech Corporation (the "Company," a holding company) and subsidiaries at January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

During 1995, Raytech received adverse rulings precluding it from relitigating the 1988 ruling holding Raytech to be a successor to Raymark's asbestos-related claims. During 1998, Raytech entered into a tentative settlement with its creditors; however, a formal consensual plan of reorganization must still be agreed to and is subject to review and confirmation by the Bankruptcy Court. Consequently, determination of Raytech's actual liabilities as successor to Raymark's asbestos-related and environmental claims continues to be subject to the uncertainties inherent in the process of reorganizing under the Bankruptcy Code. Such liabilities could have a material adverse effect on the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.




                                  PRICEWATERHOUSECOOPERS LLP



Stamford, Connecticut
March 5, 1999

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures

          Not applicable

                             PART III


Item 10.  Directors and Executive Officers of Registrant

Directors

          The Certificate of Incorporation of Raytech Corporation provides that the Board of Directors shall consist of not more than nine and not less than three Directors, that the Directors shall be divided into three classes, designated Class I, Class II and Class III, as nearly equal in number as may be possible, and that each class of Directors shall be elected for a term of three years. The term of office of the Class I Directors expires with the 1999 Annual Meeting and two Directors will be elected as Class I Directors for full three-year terms and until their successors are elected and qualified.

          Set forth below are the names of two persons nominated by the Board of Directors for election as Class I Directors and the names of the other Class II and the Class III Directors, together with their ages, principal occupations and business experience during the last five years, present directorships, the year each first became a Director and the number of shares of Raytech Common Stock owned by each beneficially, directly or indirectly, as of March 1999. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to shares beneficially owned by them. The nominees are presently Directors and the nominees and Directors were elected Directors at an Annual Meeting of Shareholders.

                             Principal Occupation
                             Business Experience
                             During Last 5 Years           First
                                 and Present               Became
Name                  Age       Directorships             Director

Class I (currently serving and nominated to serve until the Annual
        Meeting of Shareholders in 2002)

Donald P. Miller      67   Retired, formerly                1986
                           President and Chief
                           Executive Officer of
                           Posi-Seal International,
                           Inc. until 1986; Director,
                           Information Management
                           Association; Director,
                           Saab Financial Auto
                           Receivables Corp.

Robert B. Sims        56   President and Chief              1986
                           Executive Officer of
                           Counselcor LLC since
                           1995; Prior thereto Senior
                           Vice President, Secretary
                           and General Counsel of
                           Summagraphics Corporation

Principal Occupation
                                Business Experience
                                During Last 5 Years         First
                                    and Present             Became
Name                       Age     Directorships           Director


Class II (serving until the Annual Meeting of Shareholders in 2000)

Robert M. Gordon           82   Retired, formerly           1986
                                President and Vice
                                Chairman of Raybestos-
                                Manhattan, Inc.


Frederick J. Mancheski(1)  72   Retired, formerly           1998
                                Chairman of the Board
                                and Chief Executive
                                Officer of Echlin Inc.;
                                Director, Marlin Co.

Albert A. Canosa(2)        53   President and Chief         1998
                                Executive Officer of
                                Raytech Corporation;
                                Previously, Vice
                                President of Adminis-
                                tration, Treasurer
                                and Chief Financial
                                Officer of Raytech
                                Corporation

Class III (serving until the Annual Meeting of Shareholders in 2002)

Robert L. Bennett          62   Principal, Bennett,         1989
                                Fisher, Giuliano &
                                Gottsman, The Electronic
                                Publishing Group since
                                1993


(1) Appointed by the Board of Directors to fill the vacancy caused by the resignation of Dennis G. Heiner in July 1998 and to serve his term remaining.
(2) Appointed by the Board of Directors to fill the vacancy caused by the resignation of Craig R. Smith in January 1998 and to serve his term remaining.

Directors' Compensation

       Directors received a $17,000 per year meeting fee plus $3,000 per year fee for one or more committee appointments in 1998. The Directors are paid the annual Director's meeting fee or proportion thereof only for scheduled meetings attended. The committee meeting fee is paid regardless of attendance. There is no minimum attendance rule and any Director that misses all meetings would receive no portion of the annual Director's meeting fee.




Executive Officers

                                                      First Became
    Name                 Age     Positions Held         Officer

Albert A. Canosa         53     President and            1986
                                Chief Executive
                                Officer

John B. Devlin           47     Vice President,          1998
                                Treasurer and Chief
                                Financial Officer

John J. Easton           55     Vice President,          1991
                                President of
                                Subsidiary, Raybestos
                                Products Company,
                                since 1987

LeGrande L. Young        63     Vice President,          1986
                                Administration,
                                Secretary and
                                General Counsel

Item 11.  Executive Compensation

Summary Compensation Table:

    The following Summary Compensation Table identifies current, long-term and stock-related compensation paid to the Chief Executive
Officer and the three most highly compensated executive officers for 1998 and two prior years:

                                                       Long-Term
                                                      Compensation
                             Annual Compensation    Awards   Payouts     All Other
   Name/                      Salary      Bonus     Options   LTIP      Compensation
  Position (1)        Year     ($)         ($)         #        $(2)       ($)(3)

  Albert A. Canosa    1998    276,225    352,000      -         -          9,600
  President and       1997    155,626    166,069      -         -          9,424
  Chief Executive     1996    149,582    171,087      -      152,078       8,983
  Officer

  John B. Devlin (4)  1998    116,477    144,000      -         -          6,989
  Vice President,
  Treasurer and
  Chief Financial
  Officer

  John J. Easton      1998    182,411    142,234      -         -         13,304
  Vice President      1997    145,761    109,321      -         -         11,945
                      1996    140,156    157,674      -      140,155       8,606

  LeGrande L. Young   1998    179,724    237,056      -         -          9,600
  Vice President,     1997    160,620    161,255      -         -          9,600
  Administration,     1996    154,333    179,808      -      159,030       9,000
  Secretary and
  General Counsel

  Craig R. Smith(5)   1998     33,394        -        -         -            379
                      1997    283,511    411,419      -         -          9,600
                      1996    272,369    423,854      -      282,569       9,000

(1)  Registrant has only four executive officers, including the CEO.

(2)  Payouts pursuant to the Strategic Plan Variable Compensation Program providing awards for a three-year strategic planning period based upon earnings per share achievements.

(3)  The numbers stated for each year recite Registrant contributions to Messrs.
     Canosa, Devlin, Easton and Young under its defined contribution plan [401(k)]
     in the amounts of $9,600, $6,989, $9,600 and $9,600, respectively, for 1998; to
     Messrs. Canosa, Easton, Young and Smith in the amounts of $9,424, $9,030,
     $9,600 and $9,600, respectively, for 1997; and $8,983, $8,606, $9,000 and
     $9,000, respectively, for 1996.

(4) Mr. Devlin was hired in March 1998 and accordingly had no compensation in the two prior years from the Registrant.

(5) Mr. Smith was formerly President and Chief Executive Officer but was terminated in January 1998.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option
Values


                                                                        Value of
                                                      Number of       Unexercised
                          Shares                     Unexercised      In-the-Money
                         Acquired                      Options          Options
                            on           Value        at 1/3/99        at 1/3/99
                         Exercise      Realized      Exercisable      Exercisable
        Name               (#)            ($)            (#)              ($)


Albert A. Canosa (CEO)        -             -            40,418          $ 12,052

John J. Easton                -             -            39,059          $ 11,882

LeGrande L. Young             -             -            43,722          $ 12,465

Craig R. Smith (1)        96,784        227,264             -                 -


(1)  Terminated in January 1998.


Performance Table

     The following Performance Graph compares the Registrant's cumulative total shareholder return on its common stock with certain indexes and peer groups for a five-year period:

         COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
          AMONG RAYTECH CORPORATION*, DOW JONES EQUITY
             INDEX** AND DOW JONES AUTOMOTIVE PARTS
                      AND EQUIPMENT INDEX**

                                                    Dow Jones
                                                 Auto Parts and
                      Raytech  Dow Jones Equity  Equipment Index

       1993             100          100              100
       1994             140           98               84
       1995              92          131              101
       1996             128          161              112
       1997             176          208              139
       1998              92          264              128


 * Total return assumes reinvestment of dividends.
** Based on closing index on the last trading day of the calendar year.

   Assumes $100 invested on January 3, 1993 in Raytech common stock, Dow Jones Equity Index, and Dow Jones Automotive
   Parts and Equipment Index.

Compensation Committee Report on Executive Compensation

            The Compensation Committee of the Board of Directors of the Registrant, consisting of three Directors, makes this report of its compensation policies applicable to the executive officers and the basis for the Chief Executive Officer's compensation for the last completed fiscal year.

            The compensation philosophy of the Compensation Committee is based upon the premise that all salaried personnel should be eligible to receive additional compensation for outstanding contribution to the Corporation and consists of the following two elements: a fixed base salary and a management incentive in variable amounts in accordance with the levels of eligibility and performance criteria. The objectives under this philosophy are to maintain an equitable internal classification of positions by grade, to maintain compensation opportunity equal to or greater than the competition, to provide for aggregate compensation related to performance achievement, to maintain an effective system of salary planning and control and to provide executives with the opportunity to earn additional compensation based on achievement of certain goals for the Corporation and its shareholders attributable to excellence in management.

            To accomplish the compensation objectives, all salaried positions, including the Chief Executive Officer, are graded to reflect level of responsibility inherent in the position and market value. The judgment takes into account the following factors: organizational relationships, knowledge requirements, impact potential on corporate profitability, scope of monetary responsibility and managerial control and the areas of functional responsibility requiring direction. The Compensation Committee considers all such factors but places no relative weight on any of the factors. Though the determination of executive compensation is performed in an organized manner, using documented criteria as referenced below, the Compensation Committee retains full discretionary authority in establishing executive compensation.

            The base salary for executive officers is set in relation to the base salary policy and practice of other bonus paying employers in the metalworking/fabricating industry. The data source for determining the base salary practice of bonus paying employers is Project 777 - Management Compensation Services, a division of Hewitt Associates. Other executive compensation report services relied upon as cross-checks to the Project 777 are AMA - Top Management Compensation Report and Total Compensation Data Base Middle Market CompBook. These data sources were selected as models for executives' salaries based upon the similarities of industry, operations and products to the Company and the prestige of the sponsoring firms. Special surveys may be conducted if the Compensation Committee deems it appropriate in its discretion but have not done so within the last three years. The other bonus paying employers used in establishing the base salary of executives are listed in the Metal Working/Fabricating Industry Division of Project 777, consisting of 37 companies only one of which was included in the line-of-business index in the Performance Graph set forth above. Of all industry groups of corporations set forth in Project 777, the metalworking/fabricating group was determined by the Compensation Committee to be the closest and most fitting in type of operations, products and job responsibilities to the Company. The base salaries of executive officers, including the Chief Executive Officer, were low compared to the surveys listed. Since this base salary tends to be lower than the salary policy of non-bonus paying employers, comparable levels of total compensation are achieved or exceeded only when the variable element of compensation is added to the base. To strengthen the executives commitment to improvement of the financial performance of the Corporation, the amount available for distribution as variable compensation in any year is determined by either the return on equity or earnings before tax at the Board's discretion. The formula necessitates that the Corporation achieve a stipulated earnings before tax or return on equity goal before variable compensation is paid. Payment of shareholder dividends in the year variable compensation is earned is a prerequisite to payment; provided, however, that such compensation may be paid in any event if the Board finds that unusual circumstances justify such payments.

            In accordance with the philosophy recited above, the Board stipulated earnings before tax goals in each of the fiscal years
1996, 1997 and 1998 based upon a Board approved Business Plan for each year. The stipulated earnings before tax goals were achieved for the years 1996, 1997 and 1998 resulting in variable compensation or bonus to the executive officers, including the Chief Executive Officer, as well as other key employees, in amounts established in the variable compensation plan. Earnings before tax are recited in the Registrant's 1998 Annual Report on Form 10-K herein. The total compensation of the executive officers in the years in which variable compensation or bonus was paid based on performance was high compared to the Project 777 survey grouping referenced above.

            The bonus opportunities in the 1998 fiscal year for executive officers and the Chief Executive Officer were therefore based on the following factors:

      (i) Each such position was graded in accordance with the level of responsibility inherent in the position including market value, organizational relationships, knowledge requirements, impact on corporate profitability, scope of monetary responsibility, scope of managerial control and areas of functional responsibility, all as set forth in the established compensation plan and was determined to be eligible for participation in variable compensation.

    (ii)  The executive officers' positions all received a grade providing for variable compensation eligibility of 75% of each executive officer's base salary.

   (iii) The Chief Executive Officer's position received a grade providing for variable compensation eligibility of 100% of the Chief Executive Officer's base salary.

    (iv) The corporate earnings before tax goals stipulated by the Board for 1998 were met and exceeded in the amount of 128% resulting in a variable compensation opportunity to each executive officer of 128% of 75% of each such officer's base salary and resulting in variable compensation opportunity to the Chief Executive Officer of 128% of 100% of such officer's base salary. Actual variable compensation awarded was then determined by the evaluation of performance of each officer to specific written objectives submitted at the beginning of 1998.

            In addition to the variable compensation opportunities based upon achieving earnings before tax goals annually, the Variable Compensation Plan provides for long-term variable compensation opportunities for any three-year strategic planning period determined by earnings before tax goals established at the Board's discretion. Being part of the Variable Compensation Plan, the strategic plan variable compensation program has an identical philosophy to the annual variable compensation program recited above. Additionally, the strategic plan variable compensation program is designed to (i) provide shareholder returns comparable to other high performance publicly traded companies; (ii) strengthen key management commitment to improve the long-term financial performance of the Corporation; (iii) provide key management with a shareholder perspective; and (iv) focus key employee resources on technology driven growth.

            In accordance with the recited philosophy above, the Board stipulated annual earnings before tax goals for the strategic planning period beginning 1994 through 1996. The stipulated earnings before tax goals were achieved for each of the years 1994, 1995 and 1996 resulting in long-term (three-year) variable compensation payouts to the executive officers, including the Chief Executive Officer, as well as other members of the strategic planning teams, in amounts established in the variable compensation plan. Each executive officer and the Chief Executive Officer were eligible for 100% of base salary. Earnings before tax are recited in the Registrant's Annual Reports on Form 10-K for the years referenced above. The maximum award is limited to 100% of eligibility.

            Reiterating, the base salary of the Chief Executive Officer is based upon comparable positions in the metalworking/fabrication industry grouping of Project 777 and is low in comparison. The variable or bonus portion of the Chief Executive Officer compensation is subject to achievement of the earnings goals referenced above and is high in comparison to total compensation of other chief executive officers similarly positioned in Project 777. As stated, the achievement of the stipulated earnings before tax goal was directly related to the variable compensation or bonus received by the Chief Executive Officer in 1998 as well as prior years, and the long-term variable compensation related to strategic planning received in 1996.

            The Registrant's contributions under the defined contribution plan [401(k)] to the executive officers, including the Chief Executive Officer, were made to all participants in the plan in accordance with the operative provisions of said plan. Such provisions, which apply to all participants, provide for a basic Company contribution, a matching Company contribution and a supplemental Company contribution. Only the supplemental Company contribution is discretionary under the plan and if granted is made to all participants.

            The Registrant currently has not established any policy with respect to qualifying compensation paid to executive officers under Section 162(m) of the Internal Revenue Code. In the event such a policy is established, it will be included in this Compensation Committee Report on Executive Compensation.

            The preceding Performance Graph compares the Registrant's cumulative total shareholder return on its common stock with the Dow Jones Equity Market Index and the Dow Jones Automotive Equipment and Parts Industry. The Dow Jones Equity Market Index was selected as a broad equity market index comparison in place of Standard & Poor's 500 for the reasons that the Registrant is not included in the Standard & Poor's 500 and such Index includes companies that trade on the same exchange and some companies that are of comparable market capitalization. The Dow Jones Automotive Equipment and Parts Industry Index was selected in lieu of a Registrant-constructed peer group index for the reasons that difficulties were encountered in presenting the requisite peer comparison due to a very limited peer group and such peers essentially being privately held companies or subsidiaries or divisions of larger publicly held companies which necessary data to draw a comparison is not publicly available. Further, the Dow Jones Automotive Equipment and Parts Industry Index includes companies that trade in the same industry and have similar market capitalizations.

                                        Compensation Committee
                                        Albert A. Canosa
                                        Donald P. Miller
                                        Robert B. Sims

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management

Directors
                                       Shares of Common  Stock
                                         Beneficially Owned
                                                      Percent
                                       Total          Of Class

    Robert L. Bennett                  12,818 (a)        .4%
    Albert A. Canosa                   40,418 (b)       1.2%
    Robert M. Gordon                    7,318 (c)        .2%
    Frederick J. Mancheski                -              -
    Donald P. Miller                    5,818 (c)        .2%
    Robert B. Sims                      5,818 (c)        .2%


Executive Officers

    Albert A. Canosa                   40,418 (d)       1.2%
    President and Chief
    Executive Officer

    John B. Devlin                         -             -
    Vice President, Treasurer
    and Chief Financial Officer

    John J. Easton                     39,392 (e)       1.1%
    Vice President

    LeGrande L. Young                  43,722 (f)       1.3%
    Vice President, Administration,
    Secretary and General Counsel

All Directors and Executive Officers
    as a Group (9)                    155,304 (g)       4.3%


(a) Total represents 12,818 shares which Mr. Bennett holds the option to purchase within 60 days.
(b) Total includes 40,418 shares which Mr. Canosa holds the option to purchase within 60 days.
(c) Total represents 5,818 shares which the named Director holds the option to purchase within 60 days.
(d) Total includes 40,418 shares which Mr. Canosa holds the option to purchase within 60 days.
(e) Total includes 39,059 shares which Mr. Easton holds the option to purchase within 60 days.
(f) Total includes 43,722 shares which Mr. Young holds the option to purchase within 60 days.
(g) Total includes 153,471 shares which the Directors and Executive Officers as a group hold the option to purchase within 60 days.

Item 13.  Certain Relationships and Related Transactions

           Since January 1998 there have been no certain relationships and related transactions. (For related transactions prior to January 1998 refer to Note H of
           Item 8.)


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

(a)  The following financial statements are included in Part II,
     Item 8:

     (1)  Financial Statements

           Consolidated Balance Sheets - January 3, 1999 and
           December 28, 1997

           Consolidated Statements of Operations for the 1998, 1997 and 1996 fiscal years

           Consolidated Statements of Cash Flows for the 1998,
           1997 and 1996 fiscal years

           Consolidated Statements of Shareholders' Equity for the 1998, 1997 and 1996 fiscal years

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

     In Form 8-K dated October 8, 1998, the Registrant reached a tentative settlement of the Raytech Corporation bankruptcy with representatives for its creditors and equityholders with respect to a consensual plan of reorganization ("Plan") to be filed in its Chapter 11 bankruptcy case which was commenced in the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court") in March 1989. The Settlement is by and among Raytech, the Official Creditors' Committee, the Guardian Ad Litem for Future Claimants, the State of Connecticut, Department of Environmental Protection, the United States Department of Justice, Environmental and Natural Resources Division, and the Official Equity Committee. Under the Settlement, the Plan, which is subject to the vote of creditors and equityholders, and confirmation by the Bankruptcy Court, will provide general unsecured creditors, including the present and future asbestos claimants and government claimants, through the vehicle of a trust established pursuant to Section 524(g) of the Bankruptcy Code, with (i) ninety percent (90%) of the stock of reorganized Raytech,
     (ii) all excess cash not necessary to fund the ongoing operations of reorganized Raytech, and (iii) net recoveries from certain claims against third parties. Under the Plan, the existing Raytech stockholders shall receive ten percent (10%) of the stock of reorganized Raytech. It is estimated that the entire plan confirmation process could take up to a year.

     The dilution of shareholder value under the Settlement reflects the fact that pursuant to court decisions discussed below, Raytech's adjudged liabilities, as successor to Raymark Industries, Inc. ("Raymark"), appear to substan-tially exceed the reasonable value of its assets. The corporate restructuring of Raytech approved by the shareholders in 1986 was ruled invalid by a U.S. District Court in Oregon and Raytech was thereby held to have successor liability for Raymark's asbestos tort liabilities. See Schmoll v. ACandS, Inc., 703 F. Supp. 868 (D. Ore.
     1988), aff'd 977 F.2d 499 (9th Cir. 1992).  Raytech then
     filed a voluntary petition in bankruptcy to stay the multiple asbestos tort suits filed against it on theories of successor liability. Thereafter, Raytech sought determination in its bankruptcy case, that it was not bound by the decision in Schmoll. The U.S. District Court ruled that Raytech was bound under the principles of collateral estoppel by the decision in Schmoll.

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

                                                                 Page

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

     10(h)  Loan Agreement dated September 16, 1993 between
            Raytech Composites, Inc. and Raymark Industries,
            Inc. (j)

     10(i)  Loan Agreement dated January 10, 1994 between
            Raytech Composites, Inc. and Raymark Industries,
            Inc. (j)

     10(j) Loan and Security Agreement dated March 29, 1995 between Raybestos Products Company and The CIT
            Group/Credit Finance, Inc. (m)

     10(k)  Loan and Security Agreement dated November 21,
            1997 between Raybestos Products Company and
            Nations credit Commercial Corporation (n)

     10(l)  Memorandum of Understanding dated July 23, 1998
            Re. Consensual Plan of Reorganization (o)

     22     Subsidiaries of Raytech                           115

     24     Consent of Independent Accountants                116


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

            (k) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 1994.

            (l) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 1994.

            (m) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on April 2, 1995.

            (n) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 1998.

            (o) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 1998.

            Copies of exhibits which are not included herewith and which have not previously been filed with the Securities and Exchange Commission may be obtained by submitting a written request, specifying the name of the exhibit and including payment of $2.00 for each exhibit to cover handling and postage, to: LeGrande L. Young, Secretary, Raytech Corporation, Suite 295, Four Corporate Drive, Shelton, Connecticut 06484.

       (d) The Index to Consolidated Financial Statements and Financial Statement Schedules is included beginning on page 112 hereafter.

Index To Consolidated Financial Statements



                                                        Page
Financial Statements:

     Consolidated Balance Sheets for the
     Fiscal Years Ended January 3, 1999
     and December 28, 1997                               41

     Consolidated Statements of Operations
     for the 1998, 1997 and 1996 Fiscal Years            42

     Consolidated Statements of Cash Flows
     for the 1998, 1997 and 1996 Fiscal Years            43

     Consolidated Statements of Shareholders'
     Equity for the 1998, 1997, and 1996
     Fiscal Years                                        44

     Notes to Consolidated Financial Statements          45

     Report of Independent Accountants                   94

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

                                   RAYTECH CORPORATION


                                   By: /s/ALBERT A. CANOSA
                                       Albert A. Canosa
                                       President and
                                       Chief Executive Officer

Date:  March 26, 1999

                             SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on March 26, 1999.



   Signature and Title                Signature and Title



/s/ ALBERT A. CANOSA                 /s/FREDERICK J. MANCHESKI
Albert A. Canosa                     Frederick J. Mancheski
President, Chief Executive           Director
Officer and Director


/s/JOHN B. DEVLIN                    /s/DONALD P. MILLER
John B. Devlin                       Donald P. Miller
Vice President, Treasurer and        Director
Chief Financial Officer


/s/ROBERT L. BENNETT                 /s/ROBERT B. SIMS
Robert L. Bennett                    Robert B. Sims
Director                             Director


/s/ROBERT M. GORDON
Robert M. Gordon
Director