Form 10-Q
period 1999-04-04
RAYTECH CORP
filed 1999-05-10
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended April 4, 1999, or

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


                  Yes   X              No

As of April 4, 1999, 3,421,395 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                         RAYTECH CORPORATION

                                INDEX


                                                            Page
                                                          Number

PART I.  UNAUDITED FINANCIAL INFORMATION:

Item 1.   Condensed Unaudited Consolidated Balance Sheets
          at April 4, 1999 and January 3, 1999                3

          Condensed Unaudited Consolidated Statements of
          Operations for the thirteen weeks
          ended April 4, 1999 and March 29, 1998              4

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the thirteen weeks ended
          April 4, 1999 and March 29, 1998                    5

          Consolidated Unaudited Statements of
          Shareholders' Equity for the thirteen weeks
          ended April 4, 1999 and March 29, 1998              6

          Notes to Condensed Unaudited Consolidated
          Financial Statements                                7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      19


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  24

Item 6.   Exhibits and Reports on Form 8-K                   32

          Signature                                          33

RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(Unaudited)

                                                                  April 4,     Jan. 3,
As at                                                               1999       1999

ASSETS
Current assets
  Cash and cash equivalents                                      $ 6,281      $ 7,482
  Trade accounts receivable, net                                  30,522       29,058
  Inventories                                                     32,599       30,869
  Other current assets                                             8,628        8,560
      Total current assets                                        78,030       75,969

Property, plant and equipment                                    166,062      163,906
  Less accumulated depreciation                                   92,871       92,014
      Net property, plant and equipment                           73,191       71,892
Intangible assets                                                 22,180       22,385
Other assets                                                       3,496        3,558
Total assets                                                    $176,897     $173,804

LIABILITIES
Current liabilities
  Notes payable                                                  $13,777     $ 17,316
  Current portion of long-term debt - Raymark                     11,487       12,640
  Current portion of long-term debt                                1,148        1,187
  Accounts payable                                                18,443       15,705
  Accrued liabilities                                             21,724       21,595
      Total current liabilities                                   66,579       68,443

Long-term debt due to Raymark                                     16,524       16,524
Long-term debt                                                     5,451        5,708
Postretirement benefits other than pensions                       11,233       11,017
Other long-term liabilities                                        8,255        7,815
Total liabilities                                                108,042      109,507

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,553,454
    issued and outstanding                                         5,553        5,553
Additional paid in capital                                        70,501       70,501
Accumulated deficit                                               (2,539)      (7,027)
Accumulated other comprehensive income                               (99)        (169)
                                                                  73,416       68,858
Less treasury shares at cost                                      (4,561)      (4,561)
      Total shareholders' equity                                  68,855       64,297
Total liabilities and shareholders' equity                      $176,897     $173,804

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except share data)
                                (unaudited)





                                                      April 4,       March 29,
For the 13 Weeks Ended                                  1999           1998


Net sales                                           $ 67,343        $ 62,895
Cost of sales                                        (50,817)        (48,200)

  Gross profit                                        16,526          14,695

Selling, general and administrative expenses          (8,461)         (6,844)

  Operating profit                                     8,065           7,851

Interest expense                                        (367)           (229)
Interest expense - Raymark                               (70)            (45)
Other income (expense), net                              (29)           (259)

Income before provision for income taxes
  and minority interest                                7,599           7,318
Provision for income tax                              (2,505)         (2,708)
Income before minority interest                        5,094           4,610

Minority interest                                       (606)           (453)

Net income                                          $  4,488        $  4,157

Basic earnings per share                            $   1.31        $   1.24

Diluted earnings per share                          $   1.29        $   1.18

The accompanying notes are an integral part of these statements.

                         RAYTECH CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)



                                                       April 4,    March 29,
For the 13 Weeks Ended                                   1999         1998

    Net cash provided by operating activities         $  6,336     $  2,376

Cash flow from investing activities:
  Capital expenditures                                  (5,554)      (4,512)
  Proceeds on sale of property, plant and equipment         74           36
    Net cash used in investing activities               (5,480)      (4,476)

Cash flow from financing activities:

  Cash overdraft                                         2,596          253
  Proceeds from short-term borrowings                      -            337
  Net payments on short-term borrowings                 (4,492)      (1,001)
  Principal payments on long-term debt                     (73)         (68)
  Proceeds from long-term borrowings                       -          1,013
  Other                                                    -            330

    Net cash used in financing activities               (1,969)         864

Effect of exchange rate changes on cash                    (88)         (36)

Net change in cash and cash equivalents                 (1,201)      (1,272)

Cash and cash equivalents at beginning of period         7,482        9,913

Cash and cash equivalents at end of period            $  6,281     $  8,641


The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (in thousands)
                               (unaudited)


                                                                            Treasury
                                                             Accumulated      Stock
                                                               Other         At Cost
                            Common   Paid in   Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit    (Loss) Income    Shares)     Total

Balance,
 December 28, 1997         $5,417   $70,275    $(23,384)     $   715       $(4,561)     $48,462

Comprehensive income:

  Net income                                      4,157                                   4,157

  Changes during
   the period                                                    341                        341

Total comprehensive
  income                                          4,157          341                      4,498
Stock options exercised
  (124,369 shares)            125       206                                                 331

Balance,
 March 29, 1998            $5,542   $70,481    $(19,227)    $  1,056       $(4,561)      53,291





Balance,
 January 3, 1999           $5,553   $70,501    $ (7,027)     $  (169)      $(4,561)     $64,297

Comprehensive income:

  Net income                                      4,488                                   4,488

  Changes during
   the period                                                     70                         70

Total comprehensive
  income                                          4,488           70                      4,558

Balance,
 April 4, 1999             $5,553   $70,501    $ (2,539)     $   (99)      $(4,561)     $68,855

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


NOTE A - Formation of Raytech Corporation, Sale of Raymark,
         Chapter 11 Proceeding and Other Litigation

         Raytech Corporation ("Raytech" or the "Company") was incorporated in June 1986 in Delaware and held as a subsidiary of Raymark Corporation ("Raymark"). In October 1986, Raytech became the publicly traded (NYSE) holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders whereby each share of common stock of Raymark was automatically converted into both a share of Raytech common stock and a right to purchase a warrant for Raytech common stock. The warrants expired on October 1, 1994. The purpose of the formation of Raytech and the restructuring plan was to provide a means to gain access to new sources of capital and borrowed funds to be used to finance the acquisition and operation of new businesses in a corporate structure that should not subject it or such acquired businesses to any asbestos-related or other liabilities of Raymark under the doctrine of successor liability, piercing the corporate veil and fraudulent conveyance.

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

        In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended. In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments. In January 1998, the Bankruptcy Court stopped the payments pending a trial. Raymark notified its retirees by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction. Raymark retirees intervened in the action; however, Raymark continued to fund their benefits. Upon motion, the Raymark retirees have been permitted to form a committee in the Raytech bankruptcy, but any rights to the Raytech estate remain subject to the Court's judicial determination. In March 1999, the creditors' committee of retirees filed an adversary proceeding against Raytech seeking a declaratory judgment holding Raytech liable for employee welfare benefits due Raymark retirees, including medical, life and supplemental pension benefits. In April 1999, a separate adversary proceeding was filed by Raytech against the Pension Benefit Guaranty Corporation seeking a declaratory judgment holding Raytech not liable for Raymark pension liabilities. Both matters are pending in the Bankruptcy Court.

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

        As a result of an inspection, the Company was notified that the operations purchased from AFM in January 1996 in Sterling Heights, Michigan, were in violation of a consent order issued by the Michigan Department of Environmental Quality ("DEQ"). The consent order included a compliance program providing for measures to be taken to bring certain operations into compliance and record keeping on operations in compliance. Potential fines for the violations were substantial but negotiations with the DEQ resulted in an agreement in September 1998 providing for a consent judgment with an fine of $324.

        In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of AFM alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,000 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. The suit is being litigated in the U.S. District Court, Eastern District of Michigan, seeking damages in the amount wrongfully converted, plus other damages, interest, costs and attorney fees.

        In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044, $3,022 paid at closing and the balance of $3,022 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner to recover $1,500 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022 is not owed based upon allegations that a fraud was perpetrated upon the Company related to the case referenced above. The Company continues to carry the note under its original terms pending the resolution of the aforementioned claim.

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

        In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. Trial has been set for September 1999.

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


NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying condensed unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of April 4, 1999 and January 3, 1999 and the results of operations and cash flows for the thirteen weeks ended April 4, 1999 and March 29, 1998. All adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended January 3, 1999.




NOTE C - INVENTORIES

        Net, inventories consist of the following:

                             April 4, 1999    January 3, 1999

         Raw material           $11,607            $11,480
         Work in process          8,202              7,653
         Finished goods          12,790             11,736
                                $32,599            $30,869

  NOTE D - EARNINGS PER SHARE



                                                  For the 13 Weeks Ended
                                                  April 4,      March 29,
                                                    1999          1998

Basic EPS Computation


Numerator                                           4,488         4,157

Denominator:

Common shares outstanding at
  beginning of year                             3,421,395     3,285,308

Weighted average of stock options
  exercised                                           -          64,886

Weighted average shares                         3,421,395     3,350,194

Basic earnings per share                             1.31          1.24




Diluted EPS Computation

Numerator                                           4,488         4,157

Denominator:

Common shares outstanding
  at beginning of year                          3,421,395     3,285,308

Weighted average of stock options
  exercised                                           -          64,886

Dilutive potential common shares                   49,727       181,887

Adjusted weighted average shares                3,471,122     3,532,081

Diluted earnings per share                           1.29          1.18

  Note E - Segment Reporting


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

  Information relating to operations by industry segment follows with related comments included in Management's Discussion and Analysis.

OPERATING SEGMENTS
                                                                 Dry         Total
                                Wet Friction    Aftermarket     Friction    Segments

1999

Net sales to external
  customers                     $  40,691       $  17,330     $   9,322    $  67,343
Intersegment net sales (1)          3,723               5            27        3,755
Total net sales                    44,414          17,335         9,349       71,098

Operating profit (2)                4,680           3,052           616        8,348
Corporate (3)                         -               -             -           (749)
Consolidated earnings before
  taxes and minority interest         -               -             -      $   7,599


1998

Net sales to external
  customers                     $  40,031       $  13,572     $   9,292    $  62,895
Intersegment net sales (1)          3,418              11           -          3,429
Total net sales                    43,449          13,583         9,292       66,324

Operating profit (2)                4,774           2,414           760        7,948
Corporate (3)                         -               -             -           (630)

Consolidated earnings before
  taxes and minority interest         -               -             -      $   7,318



(1)  The Company records intersegment sales at an amount negotiated between the segments.  All intersegment sales are eliminated in consolidation.
(2)  The Company's management reviews the performance of its reportable segments on an operating profit basis, which consists of income before tax and minority interest.
(3)  Represents compensation and related costs for employees of the
     Company's corporate headquarters, professional fees, shareholder fees and public relations expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


    In preparing the discussion and analysis required by the Federal Securities Laws, it is presumed that users of the interim financial information have read or have access to the discussion and analysis for the preceding fiscal year.

Results of Operations and Liquidity and Capital Resources

    Raytech Corporation continued the momentum from year-end with net income rising in the first quarter to $4.5 million or $1.31 per basic share as compared to $4.2 million or $1.24 per basic share in the first quarter of 1998. Earnings were driven by strong performance in the aftermarket segment and improved performance in the wet friction segment due primarily to increased sales in the automotive original equipment market. The Company's dry friction operations were down slightly over last year as a result of the startup operations in China and the slowing of the economy in Europe.

Net Sales

    Worldwide net sales rose 7.0% in the first quarter of 1999 to $67.3 million as compared to $62.9 million in the first quarter of 1998.

    The wet friction segment reported increased sales of $.7 million as compared to the same period in the prior year. The rise in sales is primarily the result of increased unit production among the automotive original equipment manufacturers, which is reflected in the reported sales increase of $4.2 million in this market sector over the prior year. Domestic car and light truck sales are expected to increase from 14.8 million units to 15.6 million units in 1999. According to industry analysts, the heavy duty markets continue their decline as a result of the economic downturn in Asia and Latin America. In addition the demand for heavy duty equipment was affected by a decline in orders from the oil and mining industries. Sales in this market decreased $1.6 million as compared to last year. However domestic sales of heavy duty equipment is expected to remain strong. Demand for agricultural equipment remains weak as the farm sector continues to feel the effects of depressed agricultural commodity prices. Sales in this market decreased $1.9 million over last year.

    Sales in the aftermarket segment showed significant improvement over last year. Improved sales reflected deeper penetration into the current customer base and sales of new products, such as planetary gears, which were introduced into the product line in the latter part of 1998. Additionally, the introduction of dry friction products in the North American aftermarket took place during this quarter. The combination of the above provided increased sales of $3.7 million over the same period in the prior year.

    The dry friction segment reported improved sales of less than $.1 million, driven entirely by new sales from our operation in China. The German operation remained at the same level as that of the prior year due to the cooling of the German economy and the European Union as a whole.

Operating Profits

    The following discussion of operating results by industry segment relates to information contained in Note E - Segment Reporting in the Notes to Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

    Operating profits increased 5.1% in the first quarter of 1999 to $8.3 million as compared to $7.9 million in the first quarter of 1998.

    In the wet friction segment the operating profit declined $.1 million as the result of price reductions to certain customers, material costs, labor expenses and increases of $.7 million in selling general and administrative expenses as a result of the consolidation of Advanced Friction Materials Company into Raytech.

    The aftermarket segment's operating profit increased $.6 million due to increased unit sales, somewhat offset by higher shipping, advertising and selling expenses amounting to $.3 million. In addi-tion employee related expenses were up slightly as compared to 1998.

    Operating profit in the dry friction segment was down $.1 million in the first quarter of 1999. The decline was primarily due to selling, general and administrative expenses of $.3 million associated with the operations in China and Germany.

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

    The total cost of the modifications and upgrades to date are approximately $3.0 million and should not exceed $3.5 million. Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties, the Company does not expect that either future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse effect on the Company's financial position or results of operations. However, the failure to correct a material Year 2000 problem could result in the interruption of certain normal business activities and operations. The Company's most reasonably likely worst case scenario is that the Year 2000 noncompliance of a critical third party, such as an energy supplier, could cause the supplier to fail to delivery, with the result that production is interrupted at one or more facilities. Such a disruption in production could result in lost sales or profits. However, the Company is reviewing the need to develop contingency plans, which should be determined by mid 1999, should any Year 2000 failures occur in any of the assessment areas noted above.

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

    With regard to the Company's agricultural equipment operations, worldwide farm commodity prices continued on a downward course during the quarter as a result of prospects for increased global supplies of grains and oilseeds, as well as fears about the Asian economic crisis. United States crop conditions remained generally good throughout the Midwest, with federal financial assistance expected to offset some of the drought-related losses being experienced in the South. Under these conditions, it is expected that retail demand for agricultural equipment will decline for 1999. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for 1999 to ensure the Company's production meets demand.

    The Company's outlook for 1999 worldwide sales and revenue remains unchanged, calling for sales and revenues to slightly surpass 1998 record levels. The growth in the automobile original equipment market in conjunction with the introduction of new products and new markets will offset the anticipated sales reduction in the agricultural and heavy duty markets.

Safe Harbor Statement

    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Outlook" and "Year 2000" headings above and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including the many interrelated factors that consumer confidence, including worldwide demand for automotive and heavy duty products, general economic conditions, the environment, actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates (including the effect of conversion to the euro); technological difficulties (including Year 2000 compliance); accounting standards, and other risks and uncertainties. Further information, including factors that potentially could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

    The Company's cash and cash equivalents totaled $6.3 million at April 4, 1999 compared to $7.5 million at January 3, 1999. Capital investment for the three-month period totaled $5.5 million, compared to $4.5 million for the same period in 1998. The level of capital investment is consistent with planned expenditures in both years.

   The Company uses collateralized lines of credit for funding purposes in the United States. Currently, the outstanding balances from available lines of credit are $10.2 million, with $6.1 million available in additional borrowings. The Company's foreign subsidiaries have outstanding balances from available lines of credit amounting to $3.6 million with available unused lines of credit amounting to $1.4 million, which expire upon demand. The Company believes that cash provided by operations will provide sufficient liquidity to meet its funding requirements.

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

        In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended. In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments. In January 1998, the Bankruptcy Court stopped the payments pending a trial. Raymark notified its retirees by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction. Raymark retirees intervened in the action; however, Raymark continued to fund their benefits. Upon motion, the Raymark retirees have been permitted to form a committee in the Raytech bankruptcy, but any rights to the Raytech estate remain subject to the Court's judicial determination. In March 1999, the creditors' committee of retirees filed an adversary proceeding against Raytech, seeking a declaratory judgment holding Raytech liable for employee welfare benefits due Raymark retirees, including medical, life and supplemental pension benefits. In April 1999, a separate adversary proceeding was filed by Raytech against the Pension Benefit Guaranty Corporation, seeking a declaratory judgment holding Raytech not liable for Raymark pension liabilities. Both matters are pending in the Bankruptcy Court.

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

        In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of AFM captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,000 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. The suit is being litigated in the U.S. District Court, Eastern District of Michigan, seeking damages in the amount wrongfully converted, plus other damages, interest, costs and attorney fees.

        In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044, $3,022 paid at closing and the balance of $3,022 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptccy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1,500 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022 is not owed based upon allegations that a fraud was perpetrated upon the Company related to the Hartwick case referenced above.

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

        In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. Trial has been set for September 1999.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             (27)  Financial data schedule (Edgar Only)


        (b)  REPORTS ON 8-K

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

Date:  May 10, 1999