Form 10-Q
period 1999-07-04
RAYTECH CORP
filed 1999-08-05
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended July 4, 1999, or

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


                  Yes   X              No

As of August 5, 1999, 3,421,395 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.


                             Page 1 of 33

                         RAYTECH CORPORATION

                                INDEX


                                                            Page
                                                           Number

PART I.  UNAUDITED FINANCIAL INFORMATION:

Item 1.   Condensed Unaudited Consolidated Balance Sheets
          at July 4, 1999 and January 3, 1999                 3

          Condensed Unaudited Consolidated Statements of
          Operations for the thirteen weeks and twenty-six
          weeks ended July 4, 1999 and June 28, 1998          4

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the twenty-six weeks
          ended July 4, 1999 and June 28, 1998                5

              Consolidated Unaudited Statements of
          Shareholders' Equity for the twenty-six
          weeks ended July 4, 1999 and June 28, 1998          6

              Notes to Condensed Unaudited Consolidated
          Financial Statements                                7

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      19


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                  24

Item 6.  Exhibits and Reports on Form 8-K                   32

         Signature                                          33








                                  -2-


RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(Unaudited)

                                                                   July 4,     Jan. 3,
At                                                                  1999       1999

ASSETS
Current assets
  Cash and cash equivalents                                      $ 9,185      $ 7,482
  Trade accounts receivable, net                                  33,537       29,058
  Inventories                                                     32,808       30,869
  Other current assets                                             7,878        8,560
      Total current assets                                        83,408       75,969

Property, plant and equipment                                    169,157      163,906
  Less accumulated depreciation                                   94,428       92,014
      Net property, plant and equipment                           74,729       71,892
Intangible assets                                                 21,976       22,385
Other assets                                                       3,564        3,558
Total assets                                                    $183,677     $173,804

LIABILITIES
Current liabilities
  Notes payable                                                  $18,463     $ 17,316
  Current portion of long-term debt - Raymark                     11,487       12,640
  Current portion of long-term debt                                1,155        1,187
  Accounts payable                                                18,414       15,705
  Accrued liabilities                                             20,411       21,595
      Total current liabilities                                   69,930       68,443

Long-term debt due to Raymark                                     14,194       16,524
Long-term debt                                                     6,349        5,708
Postretirement benefits other than pensions                       11,553       11,017
Other long-term liabilities                                        8,450        7,815
Total liabilities                                                110,476      109,507

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,553,454
    issued and outstanding                                         5,553        5,553
Additional paid in capital                                        70,501       70,501
Retained earnings (deficit)                                        2,800       (7,027)
Accumulated other comprehensive income                            (1,092)        (169)
                                                                  77,762       68,858
Less treasury shares at cost                                      (4,561)      (4,561)
      Total shareholders' equity                                  73,201       64,297
Total liabilities and shareholders' equity                      $183,677     $173,804

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except share data)
                                (unaudited)








                                       For the 13 Weeks Ended    For the 26 Weeks Ended
                                         July 4,      June 28,     July 4,      June 28,
                                          1999         1998         1999         1998

Net Sales                              $ 65,833      $ 63,645    $133,176     $126,540
Cost of sales                           (49,482)      (47,172)   (100,299)     (95,372)

       Gross profit                      16,351        16,473      32,877       31,168

Selling and administrative expenses      (8,371)       (8,772)    (16,832)     (15,616)

       Operating profit                   7,980         7,701      16,045       15,552

Interest expense                           (451)         (831)       (818)      (1,060)
Interest expense - Raymark                  (70)          (45)       (140)         (90)
Other income (expense), net                 372           835         343          576

Income before provision for income
  taxes and minority interest             7,831         7,660      15,430       14,978
Provision for income tax                 (1,969)       (1,201)     (4,474)      (3,909)
Income before minority interest           5,862         6,459      10,956       11,069

Minority interest                          (523)         (473)     (1,129)        (926)

Net income                             $  5,339      $  5,986    $  9,827     $ 10,143

Basic earnings per share               $   1.56      $   1.75    $   2.87     $   3.00

Diluted earnings per share             $   1.53      $   1.67    $   2.82     $   2.85

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)




                                                        July 4,     June 28,
For the 26 Weeks Ended                                   1999         1998

    Net cash provided by operating activities         $ 10,669     $  5,655

Cash flow from investing activities:
  Capital expenditures                                 (10,562)      (7,773)
  Purchase of common stock in AFM                          -         (3,000)
  Proceeds on sale of property, plant and equipment        359           72
    Net cash used in investing activities              (10,203)     (10,701)

Cash flow from financing activities:

  Cash overdraft                                         2,467       (3,090)
  Net proceeds from short-term borrowings                  292        2,998
  Principal payments on long-term debt                    (113)        (101)
  Proceeds from long-term borrowings                     1,072        1,185
  Payments on borrowings from Raymark                   (2,330)         -
  Other                                                    -            356

    Net cash used in financing activities                1,388        1,348

Effect of exchange rate changes on cash                   (151)         (15)

Net change in cash and cash equivalents                  1,703       (3,713)

Cash and cash equivalents at beginning of period         7,482        9,913

Cash and cash equivalents at end of period            $  9,185     $  6,200


The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (in thousands)
                               (unaudited)

                                                                            Treasury
                                                             Accumulated      Stock
                                                               Other         At Cost
                            Common   Paid in   Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit    (Loss) Income    Shares)     Total

Balance,
 December 28, 1997         $5,417   $70,275    $(23,384)     $   715       $(4,561)     $48,462

Comprehensive income:

  Net income                                     10,143                                  10,143

  Changes during
   the period                                                   (126)                      (126)

Total comprehensive
  income                                         10,143         (126)                    10,017
Stock options exercised
  (135,687 shares)            136       226                                                 362

Balance,
 June 28, 1998             $5,553   $70,501    $(13,241)      $  589       $(4,561)     $58,841





Balance,
 January 3, 1999           $5,553   $70,501    $ (7,027)     $  (169)      $(4,561)     $64,297

Comprehensive income:

  Net income                                      9,827                                   9,827

  Changes during
   the period                                                    (923)                     (923)

Total comprehensive
  income                                          9,827          (923)                    8,904

Balance,
 July 4, 1999              $5,553   $70,501    $  2,800       $(1,092)     $(4,561)     $73,201

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

        In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended. In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments. In January 1998, the Bankruptcy Court stopped the payments pending a trial. Raymark notified its retirees by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction. Raymark retirees intervened in the action; however, Raymark continued to fund their benefits. Upon motion, the Raymark retirees have been permitted to form a committee in the Raytech bankruptcy, but any rights to the Raytech estate remain subject to the Court's judicial determination. In March 1999, the creditors' committee of retirees filed an adversary proceeding against Raytech seeking a declaratory judgment holding Raytech liable for employee welfare benefits due Raymark retirees, including medical, life and supplemental pension benefits. In April 1999, a separate adversary proceeding was filed by Raytech against the Pension Benefit Guaranty Corporation seeking a declaratory judgment holding Raytech not liable for Raymark pension liabilities. Both matters are pending in the Bankruptcy Court and discovery procedures in the litigation are underway.

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

        In March and April 1998, Raymark and its parent, Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets the creditors' committee, joined by Raytech, the Guardian Ad Litem for future claimants, the equity committee and the government agencies moved to have the venue of the Raymark bankruptcies transferred from Utah to the Connecticut Court. In July 1998, the Bankruptcy Court issued an order on the motions and transferred venue to the Connecticut Court. Raymark filed an appeal of the order but has since withdrawn the appeal. In October 1998, a trustee was appointed by the United States Trustee over the Raymark bankruptcies. The Trustee is currently administering the Raymark estate.

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

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. The discovery process in this action is nearing completion. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any contamination would have occurred during Raymark's ownership of the Indiana facility. During the quarter ended July 4, 1999, the Company offset $2.3 million in costs against the notes payable to Raymark. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

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

        In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of AFM alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,000 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. The suit is being litigated in the U.S. District Court, Eastern District of Michigan, seeking damages in the amount wrongfully converted, plus other damages, interest, costs and attorney fees. Discovery is continuing, and a motion for a summary judgment will be filed to achieve an early judgment in the case.

        In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044, $3,022 paid at closing and the balance of $3,022 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner to recover $1,500 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022 is not owed based upon allegations that a fraud was perpetrated upon the Company related to the case referenced above. The Company continues to carry the note under its original terms pending the resolution of the aforementioned claim. In June 1999, the former owner filed an action against the Company in a County Court in Michigan to enforce payment of the note. Jurisdiction of the matter is pending before the Bankruptcy Court.

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

        In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. Discovery procedures are continuing and a motion for a summary judgment has been filed by the plaintiffs. Trial has been set for October 1999.

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

        The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the tentative settlement between Raytech and its creditors as recited in the Memorandum of Understanding referenced above has defined the impact of the successor liabilities imposed by the referenced court decisions. While an outline of principles in the Memorandum of Understanding has been agreed to by Raytech and its creditors, a consensual plan of reorganization must still be written and agreed to by the parties of interest in the bankruptcy and is subject to review and confirmation by the Bankruptcy Court, which at this time cannot be predicted with certainty. Should the Memorandum of Understanding not result in a confirmed plan of reorganization, the ultimate liability of the Company with respect to asbestos-related, environmental, or other claims would remain undetermined. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.


NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying condensed unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of July 4, 1999 and January 3, 1999 and the results of operations and cash flows for the thirteen and twenty-six weeks ended July 4, 1999 and June 28, 1998. All adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year-ended January 3, 1999.


NOTE C - INVENTORIES

        Net, inventories consist of the following:

                              July 4, 1999    January 3, 1999

         Raw material           $10,807            $11,480
         Work in process          8,857              7,653
         Finished goods          13,144             11,736
                                $32,808            $30,869

NOTE D - EARNINGS PER SHARE


                                     For the 13 Weeks Ended   For the 26 Weeks Ended
                                     July 4,       June 28,   July 4,       June 28,
                                      1999           1998      1999          1998

Basic EPS Computation

Numerator                          $ 5,339        $ 5,986     $ 9,827      $10,143

Denominator:

Common shares outstanding at
  beginning of year              3,421,395      3,285,308   3,421,395    3,285,308

Weighted average of stock
  options exercised                    -          128,392         -         96,639

Weighted average shares          3,421,395      3,413,700   3,421,395    3,381,947

Basic earnings per share            $ 1.56         $ 1.75      $ 2.87       $ 3.00




Diluted EPS Computation

Numerator                          $ 5,339        $ 5,986     $ 9,827     $ 10,143

Denominator:

Common shares outstanding
  at beginning of year           3,421,395      3,285,308   3,421,395    3,285,308

Weighted average of stock
  options exercised                    -          128,392         -         96,639

Dilutive potential common shares    61,947        176,137      56,251      176,337

Adjusted weighted average
  shares                         3,483,342      3,589,837   3,477,646    3,558,284

Diluted earnings per share          $ 1.53         $ 1.67      $ 2.82       $ 2.85

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


OPERATING SEGMENTS
                                     For the 13 Weeks Ended    For the 26 Weeks Ended
                                      July 4,      June 28,     July 4,      June 28,
                                       1999         1998         1999         1998

Wet Friction
Net sales to external
  customers                          $ 42,211     $ 39,685     $ 82,902     $ 79,716
Intersegment net sales (1)              2,446        2,813        6,169        6,231
Total net sales                      $ 44,657     $ 42,498     $ 89,071     $ 85,947

Operating profit (2)                 $  5,191     $  5,337     $  9,871     $ 10,111

Aftermarket
Net sales to external
  customers                          $ 16,225     $ 15,449     $ 33,555     $ 29,021
Intersegment net sales (1)                -              1            5           12
Total net sales                      $ 16,225     $ 15,450     $ 33,560     $ 29,033

Operating profit (2)                 $  2,795     $  2,800     $  5,847     $  5,214

Dry Friction
Net sales to external
  customers                          $  7,397     $  8,511     $ 16,719     $ 17,803
Intersegment net sales (1)                367           89          394           89
Total net sales                      $  7,764     $  8,600     $ 17,113     $ 17,892

Operating profit (2)                 $    386     $    216     $  1,002     $    976

Corporate (3)                        $   (541)    $   (693)    $ (1,290)    $ (1,323)

Total Segments
Net sales to external
  customers                          $ 65,833     $ 63,645     $133,176     $126,540
Intersegment net sales (1)              2,813        2,903        6,568        6,332
Total net sales                      $ 68,646     $ 66,548     $139,744     $132,872


Consolidated earnings before
  taxes and minority interest        $  7,831     $  7,660     $ 15,430     $ 14,978

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

Results of Operations and Liquidity and Capital Resources

 Raytech Corporation worldwide net income was $5.3 million, or $1.56 per basic share for the second quarter ended July 4, 1999, compared with $6.0 million, or $1.75 per basic share, for the corresponding period in 1998. Net income for the six months ended July 4, 1999 was $9.8 million, or $2.87 per basic share as compared with $10.1 million, or $3.00 per basic share for the corresponding period in 1998. Earnings for the six-month period reflected an increased minority interest in earnings of a subsidiary of $.2 million and an increased tax provision of $.6 million, compared to the same period in 1998, the combination of which reduced basic and diluted per share amounts by $.23. Earnings were driven by strong performance in the aftermarket segment and improved performance in the wet friction segment due primarily to increased sales in the automotive original equipment market. The Company's dry friction operations were down slightly over last year as a result of the startup operations in China and the slowing of the economy in Europe.

Net Sales

 Worldwide net sales rose 3.5% for the quarter, to $65.8 million, and 5.3% for six months, to $133.2 million, compared with $63.6 million and $126.5 million, respectively, last year.

 The wet friction segment reported increased sales of $3.2 million as compared to the same period in the prior year. The rise in sales is primarily the result of increased unit production among the automotive original equipment manufacturers and the sales of new products to this customer base, which is reflected in the reported sales increase of $8.9 million in this market sector over the prior year. Domestic car and light truck sales are expected to reach 16 million units in 1999 according to industry analysts. The heavy duty markets continue their decline as a result of the economic downturn in Asia and Latin America. In addition the demand for heavy duty equipment was affected by a decline in orders from the oil and mining industries. Sales in this market decreased $2.2 million as compared to last year. However domestic sales of heavy duty equipment is expected to remain strong. Demand for agricultural equipment remains weak as the farm sector continues to feel the effects of depressed agricultural commodity prices and reduced domestic farm income. Sales in this market decreased $3.5 million over last year.

 Sales in the aftermarket segment showed significant improvement over last year. Improved sales reflected deeper penetration into the current customer base and sales of new products, such as planetary gears, which were introduced into the product line in the latter part of 1998. Additionally, the sales of dry friction products in the North American aftermarket continued during this quarter. The combination of the above provided increased sales of $4.6 million over the same period in the prior year.

 The dry friction segment reported a decrease in sales of $1.1 million. The reduction in sales is primarily due to the cutback in orders from original equipment customers in Europe, which reflects the slow economic conditions present in Western Europe, somewhat offset by new sales from operations in China.

Operating Profits

 The following discussion of operating results by industry seg-ment relates to information contained in Note E - Segment Reporting in the Notes to Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

 Worldwide operating profits increased 3.9% in the second quarter to $8.0 million, and 2.6% for the six months, to $16.0 million, compared with $7.7 million and $15.6 million, respectively, last year.

 The wet friction segment operating profits declined $.2 million for the 26-week period ending July 4, 1999 compared with the same period in the prior year. The reduction was primarily due to poor production and increased materials cost at certain locations. Additionally, certain large capital projects, which were in progress during the quarter, hindered production flow.

 The Aftermarket segment's operating profit increased $.6 million as compared to the same period in 1998. The favorable results are primarily due to the positive contribution from increased unit sales volume, somewhat offset by higher distribution costs associated with higher sales volume. In addition, administrative expenses are up approximately $.5 million due to additional staffing requirements in support of North American dry friction sales and other new product offerings and related expenses as compared to 1998.

 Operating profit in the dry friction segment was up less than $.1 million in the first six months of 1999 over the same period in 1998. The positive results are largely due to favorable reductions in material and manufacturing costs at the Company's German opera-tions. The China operation continues to incur costs associated with startup of the facility and slower than expected sales.

Income Taxes

 The effective tax rate for the thirteen-week period ended
July 4, 1999 was 25% compared to 16% for the same period in the prior year. The tax rate used in the second quarter of 1998 reflected an adjustment of the originally estimated 1998 effective tax rate. The effective tax rate for the twenty-six-week period ended July 4, 1999 was 29.0% versus 26.0% in 1998. Included in the effective tax rate for 1999 and 1998 is the effect of certain legal and environmental costs deducted for tax purposes but offset against the Raymark note payable in connection with the indemnification agreement with Raymark. The Company's net deferred tax asset of $4.5 million principally represents future tax deductions that can be realized upon carryback to prior years and the tax effect of approximately $6.5 million of foreign loss carryforwards that can be used to offset future foreign cash taxes.


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

 The Company is on schedule to become Year 2000 compliant with its mission critical activities and systems, allowing substantial time for further testing, verification and the final conversion of less important systems. The Company has initiated infrastructure and information systems modifications to ensure that both hardware and software systems are compliant. The Company also is requesting assurances from its significant suppliers and dealers that they are addressing this issue to ensure there will be no major disruptions.

 The total cost of the modifications and upgrades to date are approximately $3.5 million. Although no assurances can be given as to the Company's compliance, particularly as it relates to third parties, the Company does not expect that either future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse effect on the Company's financial position or results of operations. However, the failure to correct a material Year 2000 problem could result in the interruption of certain normal business activities and operations. The Company's most reasonably likely worst case scenario is that the Year 2000 noncompliance of a critical third party, such as an energy supplier, could cause the supplier to fail to deliver, with the result that production is interrupted at one or more facilities. Such a disruption in production could result in lost sales or profits.

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

    The Company expects to continue to face an increasingly competitive automotive environment and a slowdown for the demand in certain agricultural machine products. Our major customers in the automotive industry face an increased competitive automotive environment which is likely to continue to limit Raytech's pricing flexibility in the near term. Although there are indications the Asian economies have begun to stabilize, the Asian economic difficulties could have an unfavorable effect on overall economic conditions in the U. S. and Canada, where our major customers' sales are concentrated.

 With regard to the Company's agricultural equipment operations, due to extremely depressed agricultural commodity prices, the farm sector remains under pressure. United States Department of Agriculture estimates of net farm cash income deteriorated during the quarter and farm real estate values have declined in many parts of the country. In addition, credit availability for equipment purchases in emerging markets is expected to remain limited. As a consequence of these factors, retail demand for farm equipment is now projected to decline by 25-30 percent in North America this year, with declines of 5-15 percent expected in other major markets. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for 1999 to ensure the Company's production meets demand.

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

 In the first six months of 1999 a positive cash flow from operating activities of $10.7 million resulted from the continued strong operating performance and compares to $5.7 million in the same period in 1998. During this six-month period of 1999, trade accounts receivable increased $4.5 million, inventories increased $1.9 and trade accounts payable increased $2.7 million. The overall cash position increased $1.7 million, totaling $9.2 million at July 4, 1999 compared to $7.5 million at January 3, 1999.

 Capital investment for the six-month period of $10.6 million is consistent with the planned annual expenditures of $21.5 for 1999. Capital investment during this same period in 1998 was $7.8 million.

 The Company uses collateralized lines of credit for funding purposes in the United States. Currently, the outstanding balances from available lines of credit are $15.5 million, with $4.9 million available in additional borrowings. The Company's foreign subsidiaries have outstanding balances from available lines of credit amounting to $2.9 million with available unused lines of credit amounting to $1.9 million, which expire upon demand. The Company believes that cash provided by operations will provide sufficient liquidity to meet its funding requirements.



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

        In February 1997, Raytech resumed making monthly payments of $650,000 to Raymark pursuant to the 1987 Asset Purchase Agreement as amended. In November 1997, the creditors' committee filed an adversary proceeding complaint and motion for a temporary restraining order to halt the payments. In January 1998, the Bankruptcy Court stopped the payments pending a trial. Raymark notified its retirees by letter that their benefits would cease after February 1998 due to the effect of the cessation of payments from Raytech under the injunction. Raymark retirees intervened in the action; however, Raymark continued to fund their benefits. Upon motion, the Raymark retirees have been permitted to form a committee in the Raytech bankruptcy, but any rights to the Raytech estate remain subject to the Court's judicial determination. In March 1999, the creditors' committee of retirees filed an adversary proceeding against Raytech, seeking a declaratory judgment holding Raytech liable for employee welfare benefits due Raymark retirees, including medical, life and supplemental pension benefits. In April 1999, a separate adversary proceeding was filed by Raytech against the Pension Benefit Guaranty Corporation, seeking a declaratory judgment holding Raytech not liable for Raymark pension liabilities. Both matters are pending in the Bankruptcy Court and discovery procedures in the litigation are underway.

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

        In March and April 1998, Raymark and its parent, Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets, the creditors' committee, joined by Raytech, the Guardian Ad Litem for future claimants, the equity committee and the government agencies moved to have the venue of the Raymark bankruptcies transferred from Utah to the Connecticut Court. In July 1998, the Bankruptcy Court issued an order on the motions and transferred venue to the Connecticut Court. Raymark filed an appeal of the order but has since withdrawn the appeal. In October 1998, a trustee was appointed by the United States Trustee over the Raymark bankruptcies. The Trustee is currently administering the Raymark estate.

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

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. The discovery process in this action is nearing completion. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. During the quarter ended July 4, 1999, the Company offset $2.3 million in costs against the notes payable to Raymark. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

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

        In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of AFM captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,000 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. The suit is being litigated in the U.S. District Court, Eastern District of Michigan, seeking damages in the amount wrongfully converted, plus other damages, interest, costs and attorney fees. Discovery is continuing, and a motion for a summary judgment will be filed to achieve an early judgment in the case.

        In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044, $3,022 paid at closing and the balance of $3,022 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptccy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1,500 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022 is not owed based upon allegations that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In June 1999, the former owner filed an action against the Company in a County Court in Michigan to enforce payment of the note. Jurisdiction of the matter is pending before the Bankruptcy Court.

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

        In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. Discovery procedures are continuing and a motion for a summary judgment has been filed by the plaintiffs. Trial has been set for October 1999.

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

        The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.
This ruling could have had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the tentative settlement between Raytech and its creditors as recited in the Memorandum of Understanding referenced above has defined the impact of the successor liabilities imposed by the referenced court decisions. While an outline of principles in the Memorandum of Understanding has been agreed to by Raytech and its creditors, a consensual plan of reorganization must still be written and agreed to by the parties of interest in the bankruptcy and is subject to review and confirmation by the Bankruptcy Court, which at this time cannot be predicted with certainty. Should the Memorandum of Understanding not result in a confirmed plan of reorganization, the ultimate liability of the Company with respect to asbestos-related, environmental, or other claims would remain undetermined. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.

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

Date:  August 5, 1999