Form 10-Q
period 1999-10-03
RAYTECH CORP
filed 1999-11-12
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended October 3, 1999, or

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


                  Yes   X              No

As of November 11, 1999, 3,480,904 shares of the
Registrant's common stock, par value $1.00, were issued and outstanding.


                             Page 1 of 36


                         RAYTECH CORPORATION

                                INDEX


                                                            Page
                                                          Number

PART I.   UNAUDITED FINANCIAL INFORMATION:

Item 1.   Condensed Unaudited Consolidated Balance Sheets
          at October 3,1999 and January 3, 1999               3

          Condensed Unaudited Consolidated Statements of
          Operations for the thirteen weeks and thirty-nine
          weeks ended October 3, 1999 and September 27,
          1998                                                4

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the thirty-nine weeks
          ended October 3, 1999 and September 27, 1998        5

          Consolidated Unaudited Statements of
          Shareholders' Equity for the thirty-nine
          weeks ended October 3, 1999 and September 27,
          1998                                                6

          Notes to Condensed Unaudited Consolidated
          Financial Statements                                7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      20


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  26

Item 6.   Exhibits and Reports on Form 8-K                   35

          Signature                                          36








                                  -2-


RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(Unaudited)

                                                                October 3,     Jan. 3,
At                                                                  1999       1999

ASSETS
Current assets
  Cash and cash equivalents                                     $   9,766    $  7,482
  Trade accounts receivable, net                                   32,973      29,058
  Inventories                                                      32,869      30,869
  Other current assets                                              7,580       8,560
      Total current assets                                         83,188      75,969

Property, plant and equipment                                     175,818     163,906
  Less accumulated depreciation                                    97,520      92,014
      Net property, plant and equipment                            78,298      71,892
Intangible assets                                                  21,847      22,385
Other assets                                                        3,601       3,558
Total assets                                                    $ 186,934    $173,804

LIABILITIES
Current liabilities
  Notes payable                                                 $  19,712    $ 17,316
  Current portion of long-term debt - Raymark                      11,487      12,640
  Current portion of long-term debt                                 1,135       1,187
  Accounts payable                                                 16,928      15,705
  Accrued liabilities                                              19,876      21,595
      Total current liabilities                                    69,138      68,443

Long-term debt due to Raymark                                      13,830      16,524
Long-term debt                                                      6,656       5,708
Postretirement benefits other than pensions                        11,787      11,017
Other long-term liabilities                                         9,135       7,815
Total liabilities                                                 110,546     109,507

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preference stock, no par value
  800,000 shares authorized, none issued & outstanding
  Common stock, par value $1.00                                       -           -
  7,500,000 shares authorized, 5,582,813 and 5,553,454 issued
    as of October 3, 1999 and January 3, 1999, respectively         5,583       5,553
Additional paid in capital                                         70,542      70,501
Retained earnings (deficit)                                         6,178      (7,027)
Accumulated other comprehensive income                             (1,354)       (169)
                                                                   80,949      68,858
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity                                   76,388      64,297
Total liabilities and shareholders' equity                      $ 186,934    $173,804

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except share data)
                                (unaudited)




                                       For the 13 Weeks Ended    For the 39 Weeks Ended
                                         Oct. 3,     Sept. 27,     Oct. 3,     Sept. 27,
                                          1999         1998         1999         1998

Net Sales                              $ 62,473      $ 61,486    $195,649     $188,026
Cost of sales                           (47,996)      (48,515)   (148,295)    (143,887)

       Gross profit                      14,477        12,971      47,354       44,139

Selling and administrative expenses      (8,894)       (7,485)    (25,726)     (23,101)

       Operating profit                   5,583         5,486      21,628       21,038

Interest expense                           (482)         (299)     (1,300)      (1,359)
Interest expense - Raymark                  (70)          (46)       (210)        (136)
Other income, net                           229            11         572          587

Income before provision for income
  taxes and minority interest             5,260         5,152      20,690       20,130
Provision for income tax                 (1,526)       (1,744)     (6,000)      (5,653)
Income before minority interest           3,734         3,408      14,690       14,477

Minority interest                          (356)         (327)     (1,485)      (1,253)

Net income                             $  3,378      $  3,081    $ 13,205     $ 13,224

Basic earnings per share               $    .98      $    .90    $   3.85     $   3.90

Diluted earnings per share             $    .94      $    .87    $   3.76     $   3.71

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)


                                                        Oct. 3,    Sept. 27,
For the 39 Weeks Ended                                   1999         1998

    Net cash provided by operating activities         $ 15,612    $   7,970

Cash flow from investing activities:
  Capital expenditures                                 (15,754)     (11,936)
  Purchase of common stock in AFM                            -       (3,337)
  Proceeds on sale of property, plant and equipment        382          136
    Net cash used in investing activities              (15,372)     (15,137)

Cash flow from financing activities:

  Cash overdraft                                         2,284         (739)
  Net borrowing under revolving line of credit             632        3,456
  Net proceeds from short-term borrowings                  829        1,175
  Principal payments on long-term debt                    (190)        (129)
  Proceeds from long-term borrowings                     1,231        2,356
  Payments on borrowings from Raymark                   (2,694)        (349)
  Other                                                     71          356

    Net cash used in financing activities                2,163        6,126

Effect of exchange rate changes on cash                   (119)           7

Net change in cash and cash equivalents                  2,284       (1,034)

Cash and cash equivalents at beginning of period         7,482        9,913

Cash and cash equivalents at end of period             $ 9,766     $  8,879


The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (in thousands)
                               (unaudited)

                                                                            Treasury
                                                             Accumulated      Stock
                                                               Other         At Cost
                            Common   Paid in   Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit    (Loss) Income    Shares)     Total

Balance,
 December 28, 1997         $5,417   $70,275    $(23,384)     $   715       $(4,561)     $48,462

Comprehensive income:

  Net income                                     13,224                                  13,224

  Changes during
   the period                                                   (507)                      (507)

Total comprehensive
  income                                         13,224         (507)                    12,717
Stock options exercised
  (136,087 shares)            136       226                                                 362

Balance,
 September 27, 1998        $5,553   $70,501    $(10,160)      $  208       $(4,561)     $61,541





Balance,
 January 3, 1999           $5,553   $70,501    $ (7,027)     $   (169)     $(4,561)     $64,297

Comprehensive income:

  Net income                                     13,205                                  13,205

  Changes during
   the period                                                  (1,185)                   (1,185)

Total comprehensive
  income                                         13,205        (1,185)                   12,020
Stock options exercised
  ( 29,359 shares)             30        41                                                  71

Balance,
 October 3, 1999           $5,583   $70,542     $ 6,178       $(1,354)     $(4,561)     $76,388

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

        In January 1997, the U.S. Departmental Protection Agency ("EPA") and the State of Connecticut filed suit against Raymark claiming damages for cleanup of the Stratford, Connecticut, site in an amended amount of $300 million. The EPA and the State of Connecticut have also filed bankruptcy claims against Raytech as a successor to Raymark for cleanup of the Stratford site and other Raymark sites totaling $330 million. Determination of Raytech's liability for such claims is subject to Bankruptcy Court deliberations and proceedings.

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

        In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. In September 1994, the creditors' committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech and its creditors then returned to Bankruptcy Court procedures. As the result of the Memorandum of Understanding between the Debtor and its Creditors referenced hereafter, a consensual plan of reorganization has been drafted and is circulating among the parties for review and approval.

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

        In April 1999, adversary actions were filed in the Bankruptcy Court seeking judgments that retirees and pensioners of Raymark have rights as claimants for their benefits in the Raytech bankruptcy estate on the basis of successor liability. The matters are pending and hearings are expected in the Bankruptcy Court by December 1999.

        In October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). The parties to the settlement include Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U. S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of Understanding provide for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive, through a trust established under The Bankruptcy Code, 90% of the equity in a company to be reorganized ("Reorganized Raytech") and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to the trust, and existing equity holders in Raytech to receive 10% of the equity in Reorganized Raytech. Substantive non-economic terms of the Memorandum of Understanding provide for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties have also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdensome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay. The Plan has been drafted and is under review and upon approval will be submitted to the Court. A bar date for claims was established in August 1999 and claims filed are being analyzed for validity.

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. A motion for summary judgment has been filed and is pending before the District Court. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any contamination would have occurred during Raymark's ownership of the Indiana facility. During the nine months ended October 3, 1999, the Company offset $2.6 million in costs against the notes payable to Raymark. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

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

        In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of AFM alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,000 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. The suit is being litigated in the U.S. District Court, Eastern District of Michigan, seeking damages in the amount wrongfully converted, plus other damages, interest, costs and attorney fees. Discovery is continuing, and a motion for a summary judgment has been filed and is pending before the District Court. A constructive trust has been ordered by the Court providing ownership of four real estate properties, previously held by a former administrative financial manager, to the Company. The ultimate realizable value of the properties is uncertain. The Company will record proceeds received from the sale of the properties as a reduction of good will resulting from the AFM acquisition. In October, one property has been sold and efforts to sell the others are pending.

        In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044, $3,022 paid at closing and the balance of $3,022 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner to recover $1,500 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022 is not owed based upon allegations that a fraud was perpetrated upon the Company related to the case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the plan confirmation. The Company continues to carry the note under its original terms pending the resolution of the aforementioned claim. In June 1999, the former owner filed an action against the Company in a County Court in Michigan to enforce payment of the note. The matter was stayed pending the Bankruptcy court's decision. The case will now be tried in the Michigan County Court. An answer has been filed and discovery will begin soon.

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

        In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. Discovery procedures are continuing and a motion for a summary judgment has been filed by the plaintiffs and is pending before the District Court. Judgment on the motion is expected in November 1999.

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


NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying condensed unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of October 3, 1999 and January 3, 1999 and the results of operations and cash flows for the thirteen and thirty-nine weeks ended October 3, 1999 and September 27, 1998. All adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year ended January 3, 1999.


NOTE C - INVENTORIES

        Net, inventories consist of the following:

                              Oct. 3, 1999    January 3, 1999

         Raw material           $ 9,516            $11,480
         Work in process          9,777              7,653
         Finished goods          13,576             11,736
                                $32,869            $30,869

NOTE D - EARNINGS PER SHARE


                                     For the 13 Weeks Ended   For the 39 Weeks Ended
                                     Oct. 3,      Sept. 27,   Oct. 3,      Sept. 27,
                                      1999           1998      1999          1998
Basic EPS Computation


Numerator                          $ 3,378        $ 3,081     $13,205      $13,224

Denominator:

Common shares outstanding at
  beginning of year              3,421,395      3,285,308   3,421,395    3,285,308

Weighted average of stock
  options exercised                 15,417        135,990       5,139      109,756

Weighted average shares          3,436,812      3,421,298   3,426,534    3,395,064

Basic earnings per share            $  .98         $  .90      $ 3.85       $ 3.90




Diluted EPS Computation

Numerator                          $ 3,378        $ 3,081     $13,205     $ 13,224

Denominator:

Common shares outstanding
  at beginning of year           3,421,395      3,285,308   3,421,395    3,285,308

Weighted average of stock
  options exercised                 15,417        135,990       5,139      109,756

Dilutive potential common shares   139,530        138,746      83,731      165,283

Adjusted weighted average
  shares                         3,576,342      3,560,044   3,510,265    3,560,347

Diluted earnings per share          $  .94         $  .87      $ 3.76       $ 3.71

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

OPERATING SEGMENTS
                                     For the 13 Weeks Ended    For the 39 Weeks Ended
                                     Oct. 3,     Sept. 27,     Oct. 3,     Sept. 27,
                                      1999         1998         1999         1998

Wet Friction
Net sales to external
  customers                          $ 38,458     $ 38,271     $121,360     $117,987
Intersegment net sales (1)              4,638        3,864       10,807       10,095
Total net sales                      $ 43,096     $ 42,135     $132,167     $128,082

Operating profit (2)                 $  4,033     $  3,402     $ 13,904     $ 13,513

Aftermarket
Net sales to external
  customers                          $ 16,149     $ 14,907     $ 49,704     $ 43,928
Intersegment net sales (1)                 11            4           16           16
Total net sales                      $ 16,160     $ 14,911     $ 49,720     $ 43,944

Operating profit (2)                 $  2,751     $  2,424     $  8,598     $  7,638

Dry Friction
Net sales to external
  customers                          $  7,866     $  8,308     $ 24,585     $ 26,111
Intersegment net sales (1)                211          (89)         605          -
Total net sales                      $  8,077     $  8,219     $ 25,190     $ 26,111

Operating profit (2)                 $    132     $    284     $  1,134     $  1,260

Corporate (3)                        $ (1,656)    $   (958)    $ (2,946)    $ (2,281)

Total Segments
Net sales to external
  customers                          $ 62,473     $ 61,486     $195,649     $188,026
Intersegment net sales (1)              4,860        3,779       11,428       10,111
Total net sales                      $ 67,333     $ 65,265     $207,077     $198,137


Consolidated earnings before
  taxes and minority interest        $  5,260     $  5,152     $ 20,690     $ 20,130

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

Results of Operations and Liquidity and Capital Resources

     Raytech Corporation worldwide net income was $3.4 million, or $.98 per basic share for the third quarter ended October 3, 1999, compared with $3.1 million, or $.90 per basic share, for the corresponding period in 1998, an increase of 10 percent. Net income for the nine months ended October 3, 1999 was $13.2 million, or $3.85 per basic share as compared with $13.2 million, or $3.90 per basic share for the corresponding period in 1998. The decrease in basic earnings per share is the result of an increased tax provision of $.3 million, an increase in minority interest in earnings of a subsidiary of $.2 million and a greater number of shares outstanding during the period. Earnings were driven by strong performance in the aftermarket segment reflected in the operating profit increase of 12.6% over the prior year and improved performance in the wet friction segment due primarily to increased sales in the automotive original equipment market reflected in the operating profit increase of 2.9 percent over the prior year. The Company's dry friction operations were down slightly over last year as a result of the startup operations in China and the continued slowing of the economy in Europe. Operating profits in this segment were down 10 percent compared to the prior year.

Net Sales

     Worldwide net sales rose 1.6% for the quarter, to $62.5 million, and 4.0% for the nine months ended October 3, 1999, to $195.6 million, compared with $61.5 million and $188.0 million, respectively, last year.

     The wet friction segment reported increased sales of $3.4 million or 2.9 percent as compared to the same period in the prior year. The rise in sales is primarily the result of increased unit production among the automotive original equipment manufacturers and the sales of new products to this customer base, which is reflected in the reported sales increase of $9.6 million in the automotive original equipment market sector over the prior year. Domestic car and light truck sales are expected to reach 17 million units in 1999 according to industry analysts, which would be the record year for sales in this industry. The heavy duty markets continue their decline as a result of the economic downturn in Asia and Latin America. In addition the demand for heavy duty equipment was affected by a decline in orders from the oil and mining industries. Sales in this market decreased $1.0 million as compared to last year. However domestic sales of heavy duty equipment is expected to remain strong. Demand for agricultural equipment remains weak as the farm sector continues to feel the effects of depressed agricultural commodity prices and reduced domestic farm income. Sales in this market decreased $5.2 million or 45 percent over last year.

     Sales in the aftermarket segment increased by $5.8 million over the same period in the prior year, equating to a 13 percent growth rate. Improved sales reflected deeper penetration into the current customer base and sales of new products and the penetration of new markets. The sales of dry friction products in the North American aftermarket, a new market for 1999, continued during this quarter.

     The dry friction segment reported a decrease in sales of $1.5 million or 5.8 percent. The reduction in sales is primarily due to the cutback in orders from original equipment customers in Europe, which reflects the slow economic conditions present in Western Europe, somewhat offset by new sales from operations in China.

Operating Profits

     The following discussion of operating results by industry segment relates to information contained in Note E - Segment
Reporting in the Notes to Consolidated Financial Statements.
Operating profit as discussed in segment reporting is income before income taxes and minority interest.

     Worldwide operating profits in the third quarter of $5.6 million reflected an increase of 1.8 percent over the same period in the prior year. Operating profit in the third quarter of 1998 was $5.5 million. Operating profits for the nine months ended October 3, 1999 of $21.6 reflected an increase of $.6 million or
2.9 percent over the prior year's amount of $21 million for the same nine-month period.

     The wet friction segment reported operating profits of $4.0 million for the quarter ended October 3, 1999 as compared to $3.4 million for the same period in 1998, an increase of 17.6 percent. The recorded operating profit for the 39-week period ended October 3, 1999 of $13.9 million reflects an increase of $.4 million over the same period in the prior year, an increase of 3.0 percent. This increase was driven by increased sales of $3.4 million during this period and the improved gross profit in the third quarter.

     The aftermarket segment reported operating profits of $2.8 million for the quarter ended October 3, 1999, an increase of $.3 million over the same period in the prior year. The 12.5 percent increase in operating profits reflects improved sales of $1.2 million. The reported operating profit for the 39-week period ended October 3, 1999 of $8.6 million reflects an increase of $1 million over the same period in the prior year. The increased operating profit of 13.2 percent over the prior year was due to the increased sales of $5.8 million during this 39-week period as compared to the same period in the prior year.

     The dry friction operating profit of $.1 million during the quarter ended October 3, 1999 reflects a decline of $.15 million from the same period in the prior year. The 39-week period ended
October 3, 1999 recorded operating profit of $1.13 million as compared to t $1.26 million in the same period in 1999, a decrease of $.13 million. This decrease in operating profits reflects decreased sales during the period of $1.5 million.

Income Taxes

     The effective tax rate for the thirteen-week period ended October 3, 1999 was 29% compared to 34% for the same period in the prior year. The effective tax rate for the thirty-nine week period ended October 3, 1999 was 29.0% versus 28.1% in 1998. Included in the effective tax rate for 1999 and 1998 is the effect of certain legal and environmental costs deducted for tax purposes but offset against the Raymark note payable in connection with the indemnification agreement with Raymark. The Company's net deferred tax asset of $4.5 million principally represents future tax deductions that can be realized upon carryback to prior years and the tax effect of approximately $6.5 million of foreign loss carryforwards that can be used to offset future foreign cash taxes.

     The Company has in process an Internal Revenue Service tax audit for the 1996, 1997 and 1998 fiscal years. The IRS has advised the Company that it is reviewing the deductibility of certain bankruptcy related costs based on a recent Bankruptcy Court ruling regarding certain administrative expenses. The amount and specific nature of costs that could be contested has not been specified. No provision has been made in the financial statements for any possible assessment from the IRS on this matter.

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

     The Company is Year 2000 compliant with its mission critical activities and systems. The Company has initiated infrastructure and information systems modifications to ensure that both hardware and software systems are compliant. The Company also is requesting assurances from its significant suppliers and dealers that they are addressing this issue to ensure there will be no major disruptions.

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

     With regard to the Company's agricultural equipment operations, due to extremely depressed agricultural commodity prices, the farm sector remains under pressure. United States Department of Agriculture estimates of net farm cash income deteriorated during the quarter and farm real estate values have declined in many parts of the country. In addition, credit availability for equipment purchases in emerging markets is expected to remain limited. As a consequence of these factors, retail demand for farm equipment is now projected to decline by 25-30 percent in North America this year, with declines of 5-15 percent expected in other major markets. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for 1999 to ensure the Company's production meets demand. The

Company's outlook for 1999 worldwide sales and revenue anticipates sales and revenues to approximate 1998 levels. The growth in the automobile original equipment market in conjunction with the introduction of new products and new markets will offset the anticipated sales reduction in the agricultural and European dry friction markets.

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

     In the first nine months of 1999 a positive cash flow from operating activities of $15.6 million resulted from the continued strong operating performance and compares to $8.0 million in the same period in 1998. During this nine-month period of 1999, trade accounts receivable increased $3.9 million, inventories increased $2.0 and trade accounts payable increased $1.2 million. The overall cash position increased $2.3 million, totaling $9.8 million at October 3, 1999 compared to $7.5 million at January 3, 1999.

     Capital investment for the nine-month period of $15.8 million is consistent with the planned annual expenditures of $21.5 for 1999. Capital investment during this same period in 1998 was $11.9 million.

     The Company uses collateralized lines of credit for funding purposes in the United States. Currently, the outstanding balances from available lines of credit are $16.6 million, with $2.0 million available in additional borrowings. The Company's foreign subsidiaries have outstanding balances from available lines of credit amounting to $3.1 million with available unused lines of credit amounting to $1.9 million, which expire upon demand. The Company believes that cash provided by operations will provide sufficient liquidity to meet its funding requirements.

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

        In January 1997, the U.S. Environmental Protection Agency ("EPA") and the State of Connecticut filed suit against Raymark claiming damages for cleanup of the Stratford, Connecticut, site in an amended amount of $300 million. The EPA and the State of Connecticut have also filed bankruptcy claims against Raytech as a successor to Raymark for cleanup of the Stratford site and other Raymark sites totaling $330 million. Determination of Raytech's liability for such claims is subject to Bankruptcy Court deliberations and proceedings.

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

        In May 1994, Raytech filed a Plan of Reorganization ("Debtor's Plan") in the U.S. Bankruptcy Court for the purpose of seeking confirmation allowing Raytech to emerge from the bankruptcy filed March 10, 1989. In September 1994, the creditors' committee filed its own Plan of Reorganization in competition to the Debtor's Plan ("Creditors' Plan"). Upon motion of the parties and support of the Bankruptcy Court, the major interested parties agreed in August 1995 to participate in non-binding mediation to attempt to effectuate a consensual plan of reorganization. The mediation process commenced in October 1995 and was concluded in March 1996 without agreement for a consensual plan of reorganization. The competing plans of Raytech and its creditors then returned to Bankruptcy Court procedures. As the result of the Memorandum of Understanding between the Debtor and its Creditors referenced hereafter, a consensual plan of reorganization has been drafted and is circulating among the parties for review and approval.

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

        In April 1999 adversary actions were filed in the Bankruptcy Court seeking judgments that retirees and pensioners of Raymark have rights as claimants for their benefits in the Raytech bankruptcy estate on the basis of successor liability. The matters are pending and hearings are expected in the Bankruptcy Court by December 1999.

        In October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). The parties to the settlement include Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U. S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of Understanding provide for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive, through a trust established under The Bankruptcy Code, 90% of the equity in a company to be reorganized ("Reorganized Raytech") and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to the trust, and existing equity holders in Raytech to receive 10% of the equity in Reorganized Raytech. Substantive non-economic terms of the Memorandum of Understanding provide for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties have also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdensome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay. The Plan has been drafted and is under review and upon approval will be submitted to the Court. A bar date for claims was established in August 1999 and claims filed are being analyzed for validity.

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. A motion for summary judgment has been filed and is pending before the District Court. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. The Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. During the nine months ended October 3, 1999, the Company offset $2.6 million in costs against the notes payable to Raymark. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

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

alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,000 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. The suit is being litigated in the U.S. District Court, Eastern District of Michigan, seeking damages in the amount wrongfully converted, plus other damages, interest, costs and attorney fees. Discovery is continuing, and a motion for a summary judgment has been filed and is pending before the District Court. A constructive trust has been ordered by the Court providing ownership of four real estate properties, previously held by a former administrative financial manager, to the Company. The ultimate realizable value of the properties is uncertain. The Company will record proceeds received from the sale of the properties as a reduction of good will resulting from the AFM acquisition. In October, one property has been sold and efforts to sell the others are pending.

        In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044, $3,022 paid at closing and the balance of $3,022 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1,500 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022 is not owed based upon allegations that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. The matter was stayed pending the Bankruptcy Court's decision. The case will now be tried in the Michigan County Court. An answer has been filed and discovery will begin soon.

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

The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. Discovery procedures are continuing and a motion for a summary judgment has been filed by the plaintiffs and is pending before the District Court. Judgment on the motion is expected in November 1999.

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

Date: November 11, 1999