Form 10-K
period 2000-01-02
RAYTECH CORP
filed 2000-03-24
CIK 797917

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     for the Fiscal Year ended January 2, 2000, or

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 13, 2000, 3,480,904 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of these shares on the New York Stock Exchange) on such date held by non-affiliates was approximately $12.4 million.

Documents incorporated by reference:  None



                     INDEX TO RAYTECH CORPORATION
                            1999 FORM 10-K

                                PART I.

                                                                 Page
Item 1.  Business

         (a)  General Development of Business ..................   4

         (b)  Financial Information About Industry Segments ....   6

         (c)  Narrative Description of Business ................   7

              Introduction .....................................   7

              Sales Methods ....................................   8

              Raw Material Availability ........................   8

              Patents and Trademarks ...........................   8

              Competition, Significant Customers and Backlog ...   9

              Employees ........................................  10

              Capital Expenditures .............................  10

              Research and Development .........................  10

              Environmental Matters ............................  10

         (d)  Financial Information About Foreign Operations ...  11

Item 2.  Properties ............................................  12

Item 3.  Legal Proceedings .....................................  13

Item 4.  Submission of Matters to a Vote of Security Holders ...  21

                               PART II.

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ...........................  22

Item 6.  Selected Financial Data ...............................  23

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...................  24

Item 7a. Quantitative and Qualitative Disclosures About
         Market Risk ...........................................  40

Item 8.  Financial Statements and Supplementary Data ...........  41

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures ..................  98



                               PART III.
                                                                 Page

Item 10.  Directors and Officers of Registrant ................   99

Item 11.  Executive Compensation ..............................  102

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management ...............................  108

Item 13.  Certain Relationships and Related Transactions ......  109

                               PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K .................................  109

          (a)(1)  List of Financial Statements ................  109

          (a)(2)  List of Financial Statement Schedules .......  109

          (a)(3)  Exhibits ....................................  109

          (b)     Reports on Form 8-K .........................  109

          (c)     Index of Exhibits............................  110

          (d)     Index to Consolidated Financial Statements
                  and Financial Statement Schedules
                  (reference) .................................  112

Index to Consolidated Financial Statements and
  Financial Statement Schedules................................  113

Signatures ....................................................  114

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

         Raytech's purchase of the Wet Clutch and Brake Division and German subsidiary in 1987 from Raymark was financed through borrowed funds from new lenders. Pursuant to the purchase agreements, Raymark agreed to indemnify Raytech for its liabilities, including asbestos-related, environmental, pension and others. Management believed that each purchase by Raytech from Raymark complied with Raytech's restructuring plan principles of (i) paying fair market value, (ii) acquiring businesses that did not give rise to any asbestos-related or other claims against Raymark, (iii) permitting Raymark to retain the proceeds for its ongoing business and creditors, (iv) entering the transactions in good faith and not to hinder, delay or defraud creditors, and (v) conducting its affairs independent of Raymark.

         In May 1988, following shareholder approval, Raytech sold all of the Raymark stock to Asbestos Litigation Management, Inc., thereby divesting itself of Raymark. The purchase price of the stock was affected by Raymark's substantial asbestos-related liabilities.

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

             Barring an unforeseen downturn in business and assuming that a reorganization plan to control its legal responsibility for Raymark's asbestos-related and other liabilities will be confirmed in the bankruptcy proceedings, Raytech believes it will generate sufficient cash flow to satisfy 2000 debt maturities, working capital and capital spending needs. However, the outcome of these matters is uncertain and should Raytech be held fully liable, there would be a material adverse impact on Raytech as it does not have the resources needed to fund Raymark's substantial uninsured asbestos-related liabilities and environmental liabilities and related costs of litigation as defined further in Item 3. Legal Proceedings.

         (b) Financial Information About Industry Segments

             The sales and operating income of Raytech on a consolidated basis, and its identifiable assets for the fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997 are set forth herein starting on page 78.

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

         The percentage of net sales for each segment over the past three years is as follows:

                                         1999     1998     1997

         Wet friction operations          62%      63%      62%

         Dry friction operations          13%      13%      15%

         Aftermarket operations           25%      24%      23%

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

             Patents and Trademarks

             Raytech owns a number of patents both foreign and domestic. Such patents expire between 2000 and 2018. In the opinion of management, the business is not dependent upon the protection of any of its patents or licenses and would not be materially affected by the expiration of any of such patents and licenses.

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

         In the wet friction original equipment automotive automatic transmission parts sector there are approximately four competitors, including one foreign company utilizing price, service and product performance to attempt to gain market share. Though not the largest company competing in this market, Raytech is highly competitive due to cost efficient plants, dedicated and skilled employees and products that are high in quality and reliability. The original equipment heavy-duty, off-highway vehicle sector is highly competitive with approximately three companies vying for the business, including two foreign companies, and approximately three competitors for the oil-immersed friction plate sector. Raytech is the leading competitor in these markets and sets the standards for the industry, resulting from its integrated, cost efficient operations and its high quality products and service. Domestic sales as a percentage of total Raytech sales to four customers are as follows:

                          1999         1998         1997

   Caterpillar            11.9%        12.4%        14.3%

   DaimlerChrysler        20.4%        14.9%         3.9%

   Allison                10.2%         9.2%         6.7%

   New Venture Gear       11.1%         5.6%          -

Sales backlog for the wet friction segment at the end of 1999, 1998, and 1997 was approximately $92 million, $69 million, and $91 million, respectively. It is anticipated that current backlog will be filled in 2000.

         In the dry friction segment the European markets in which the Company participates are competitive with approximately two competitors in the passenger car clutch sector. Raytech is not the leader but has enhanced its competitive position in these markets, having significantly increased its market share through acquisition and restructuring. Raytech entered the Asian market with manufacturing that began in China in 1998. The markets are competitive with several Chinese and other Asian-based manufacturers competing for the business. Sales backlog at the end of 1999, 1998, and 1997 was approximately $.7 million, $0 million, and $11 million, respectively.

         In the aftermarket segment, the domestic automotive, automatic transmission sector has approximately five competitors. Here, Raytech believes that some of its competitors have greater financial resources, but its competitive position is increasing due to the customer acceptance of both its high quality and low cost product lines. The transmission filter business is competitive with approximately five competitors. Sales backlog at the end of 1999, 1998, and 1997 was approximately $9 million, $7 million, and $5 million, respectively. It is anticipated that current backlog will be filled in 2000.

          Competition in all markets served by Raytech is based on product quality, service and price. On such basis Raytech believes that it is highly competitive in all markets in which it is engaged.

             Employees

             At January 2, 2000, Raytech employed approximately 1,729 employees, compared with 1,753 employees at the end of 1998. Raytech has agreements with labor unions relating to wages, hours, fringe benefits and other conditions of employment which cover most of its production employees. The term of the labor contract at Raybestos Products Company in Crawfordsville, Indiana, is due to expire in May 2000. The term of the labor contract at Automotive Composites Company in Sterling Heights, Michigan, is due to expire in October 2001.

             Capital Expenditures

             Capital expenditures were $23.2, $19.8, and $20.6 million for 1999, 1998 and 1997, respectively. Capital expenditures for 2000 are projected at $16.9 million.

             Research and Development

             Research and development costs were approximately $5.4 million, $5.6 million, and $5.9 million for 1999, 1998 and 1997, respectively. Separate research and development facilities are maintained at appropriate manufacturing plants for the purpose of developing new products, improving existing production techniques, supplying technical service to the business units and customers, and discovering new applications for existing products. Research and development costs for 2000 are projected at $5.2 million.

             Environmental Matters

             Various federal, state and local laws and regulations related to the discharge of potentially hazardous materials into the environment, and the occupational exposure of employees to airborne particles, gases and noise have affected and will continue to affect the Registrant's operations, both directly and indirectly, in the future. The Company's operations have been designed to comply with applicable environmental standards established in such laws and regulations. Pollution and hazardous waste controls are continually being upgraded at the existing manufacturing facilities to help to ensure environmental compliance. Expenditures for upgrading of pollution and hazardous waste controls for environmental compliance, including capital expenditures, are projected to be $1.2 million for 2000. Because environmental regulations are constantly being revised and are subject to differing interpretations by regulatory agencies, Raytech is unable to predict the long-range cost of compliance with environmental laws and regulations. Nevertheless, management believes that compliance should not materially affect earnings, financial position or its competitive position.

         (d) Financial Information about Foreign Operations

             Financial information about the foreign operations of Raytech for the fiscal years ended January 2, 2000, January 3,
1999, and December 28, 1997 is set forth in Note K to Consolidated Financial Statements, included herein.

Item 2.  Properties

         Raytech, through its three operating segments, has plants as follows:

         The wet friction operations has a Crawfordsville, Indiana, facility that is owned and consists of approximately 455,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Sterling Heights facility is owned and consists of approximately 111,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Liverpool, England, facility is leased and consists of 27,000 square feet of office, production, research and warehousing space. Wet friction also leases sales office space in Leverkusen, Germany.

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

         The aftermarket operations has two facilities in Sullivan, Indiana, that are owned and consist of 130,000 and 37,500 square feet of office and warehousing space that is suitable and adequate to provide the capacity to meet anticipated demand of products. The capacity is underutilized, leaving space for future demand. A separate Crawfordsville, Indiana, facility is owned and consists of approximately 41,000 square feet of warehousing space for aftermarket distribution.

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

         As the result of the Court rulings recited above holding Raytech a successor to Raymark's asbestos-related liabilities, Raytech halted payments to Raymark under the 1987 Asset Purchase Agreement in May 1995. However, in February 1997, with Raymark temporarily out of bankruptcy, Raytech resumed making payments pursuant to the Agreement. As the result of the creditors' committee's action to halt the payments, the Bankruptcy Court ordered the payments stopped in January 1998. In retaliation in December 1997, Raymark commenced 33 separate lawsuits against Raytech subsidiaries in various jurisdictions from New York to California ("Raymark Litigation") demanding payment or the return of assets for breach of contract. Raytech filed an adversary proceeding complaint to halt the Raymark litigation and was granted a temporary restraining order in December 1997 by the Bankruptcy Court that remains in effect. The creditors' committee intervened in the action in support of the restraining order.

         In March and April 1998, Raymark and its parent, Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets, the creditors' committee, joined by Raytech, the Guardian ad litem for Future Claimants, the equity committee and the government agencies moved to have the venue of the Raymark bankruptcies transferred from Utah to the Connecticut Court. In July 1998, the Bankruptcy Court issued an order on the motions and transferred venue to the Connecticut Court. In October 1998, a trustee was appointed by the United States Trustee over the Raymark bankruptcies and is currently administering the Raymark estate.

         In October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). The parties to the settlement include Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U. S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of

Understanding provide for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive 90% of the equity in reorganized Raytech and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to a trust established under the Bankruptcy Code, and existing equity holders in Raytech to receive 10% of the equity in reorganized Raytech. Substantive non-economic terms of the Memorandum of Understanding provide for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties have also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdensome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay.

         In August 1999, a bar date was set for filing claims against Raytech by the Bankruptcy Court. The Court appointed claims agent reported in November 1999 that approximately 3200 claims were filed as of the bar date. Such claims are being analyzed but appear to be separated into asbestos personal injury, asbestos property damage, environmental, including the EPA and State of Connecticut, pension/retiree benefits and other employee related claims and other contractual and general categories. The total amounts claimed, not including unliquidated claims, exceed $300 billion. Claims not believed valid by the debtor are being objected to and will be determined by the Bankruptcy Court. All claims proven valid will be dealt with through the plan of reorganization at confirmation.

         In April 1999, separate adversary actions were filed in the Bankruptcy Court by the retiree committee and the Pension Benefit Guarantee Corporation, respectively, seeking judgments that retirees and pensioners of Raymark have rights as claimants for their benefits in the Raytech bankruptcy estate on the basis of successor liability. Both matters have been heard and decided by the Bankruptcy Court in 1999. In the retiree case, the Court ruled that the Raymark Trustee had the right to terminate the welfare benefit programs and accordingly that liability could not be transferred to Raytech. A motion for reconsideration was denied by the Court. In the pension case, the Court ruled that Raytech has the liability to pay the Raymark pensions based on successor liability. Appeals of the decisions have been filed. Any required funding is subject to the plan of reorganization at confirmation.

         In 1991, an environmental claim was filed by the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, including submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan acceptable to the DER. The estimated cost for Raymark to comply with the order was $1.2 million. The DER has notified the Company that Raymark has failed to comply with its obligations under the Consent Order. The matter will be dealt with through the plan of reorganization at confirmation.

         Pursuant to the Memorandum of Understanding, a consensual plan of reorganization (the "Plan") has been drafted and is being considered by all interested parties to the bankruptcy and upon approval will be submitted to the Court as part of the confirmation process. Allowed claims under the Plan will fall into five classes, including priority, secured, general unsecured, affiliate and shareholder. Most allowed claims will fall into the general unsecured class and will be paid through the 90% equity contribution, including all asbestos-related claims, environmental claims, employee-related claims and contractual and general claims.

         The confirmation process, which is underway and being considered by the Bankruptcy Court, includes the approval of the Plan, approval of a disclosure statement, an estimation of claims, a vote by creditors and final confirmation by the Bankruptcy Court.
It is possible that the confirmation will occur in 2000; however, the timing and terms of the final Plan cannot be predicted with certainty.

         In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim, subject, however, to several remaining issues of coverage to be decided, which remain pending. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. For any liability not covered by insurance, the Company intends to offset its investi-gation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to resi-dents in the vicinity of the small waterways revealed no exposure.

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

         In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of AFM in the U.S. District Court, Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,300,000 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3,330,000. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1,337,000. Hartwick has been arrested by the State of Michigan under 13 counts of embezzlement.

         In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044,000, $3,022,000 paid at closing and the balance of $3,022,000 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1,500,000 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022,000 is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. An answer has been filed and discovery has begun.

         In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment has been filed by the plaintiffs and is pending before the District Court. Judgment on the motion is expected at any time.

         Costs incurred by the Company for asbestos related liabilities are subject to indemnification by Raymark under the 1987 acquisition agreements. By agreement, in the past, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value.
Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993.
The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995, 1996, 1997, 1998, and 1999 were applied as a reduction of the note obligations pursuant to the agreements.

         The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the tentative settlement between Raytech and its creditors as recited in the Memorandum of Understanding referenced above has defined the impact of the successor liabilities imposed by the referenced court decisions. While an outline of principles in the Memorandum of Understanding has been agreed to by Raytech and its creditors, a written consensual plan of reorganization must still be agreed to and is subject to review and confirmation by the Bankruptcy Court, which at this time cannot be predicted with certainty. Should the Memorandum of Understanding not result in a confirmed plan of reorganization, the ultimate liability of the Company with respect to asbestos-related, environmental, or other claims would remain undetermined. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.

Item 4.  Submission of Matters to a Vote of Security Holders.


           The Annual Shareholders' Meeting of Raytech was held
July 16, 1999. The matters submitted to stockholder vote and the vote count on each matter were as follows:

       1. Proposal to elect two Class I Directors for full three-year terms and until their respective successors are elected:

                                      For           Withheld

           Donald P. Miller        3,059,013         61,139

           Robert B. Sims          3,059,013         61,139



       2.  Proposal to ratify the appointment of
           PricewaterhouseCoopers LLP as auditors for 1999:

              For                 Against             Abstain

           3,081,701               34,940              3,511

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

           Pursuant to the vote of shareholders, proposals 1 and 2 above were adopted and effective on July 16, 1999.

           Directors whose terms of office as Directors continued after the Annual Shareholders' Meeting include:

                         Robert L. Bennett
                         Albert A. Canosa
                         Robert M. Gordon
                         Frederick J. Mancheski














                               PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

           The Registrant's (Raytech) common stock is traded on the New York Stock Exchange under the trading symbol RAY. As of March 1, 2000, there were 1,673 holders of record of the Registrant's common stock.

           Information regarding the quarterly high and low sales prices for 1999 and 1998 and information with respect to dividends is set forth in Note L of the Consolidated Financial Statements, Part II, Item 8 hereof.

Item 6.  Selected Financial Data

FIVE-YEAR REVIEW OF OPERATIONS
(in thousands, except share data)
                                        1999        1998      1997      1996      1995

Operating Results
  Net sales                          $251,966   $247,464  $234,475  $217,683  $177,498
  Gross profit                         60,238     58,650    51,575    54,269    48,699
  Operating profit                     27,518     26,007    26,164    23,603    20,959
  Interest expense                      2,279(5)   2,158(5)  3,345     3,132     2,647
  Net income                           16,364     16,357    15,538(4) 15,991(2) 14,337(1)

Share Data
  Basic earnings per share           $   4.76   $   4.81  $   4.76  $   4.95  $   4.44
  Weighted average shares           3,439,017  3,402,019 3,263,137 3,232,674 3,225,962

  Diluted earnings per share         $   4.65   $   4.61  $   4.41  $   4.65  $   4.26
  Adjusted weighted average shares  3,518,884  3,548,893 3,524,391 3,441,645 3,369,003

Balance sheet
  Total assets                       $188,686   $172,034  $153,385  $140,155  $114,436
  Working capital                      11,201      5,464     7,324     7,418     5,323
  Long-term obligations                35,055     39,002    38,639    41,522    34,966
  Commitments and contingencies(3)        -          -         -         -         -
  Total shareholders'
    equity                             80,788     64,297    48,462    34,015    18,680

Property, plant and equipment
  Capital expenditures               $ 23,203   $ 19,754  $ 20,603  $  8,390  $ 10,275
  Depreciation                         10,569      9,477     8,746     8,039     7,566

Dividends declared per share         $    -     $    -    $    -    $    -    $    -

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


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations and Liquidity and Capital Resources

     Raytech Corporation and its subsidiaries manufacture and distribute engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company's operations are categorized into three business segments: wet friction, dry friction and aftermarket. Additional information on these business segments is presented in Note K - Segment Reporting in the Notes to Consolidated Financial Statements.

1999 Compared With 1998

     Raytech continued its solid performance through the fourth quarter of 1999 and as a result ended the year with record sales of $252.0 million. Net income for the 1999 fiscal year amounted to $16,364 or $4.76 basic earnings per share as compared to $16,357 or $4.81 basic earnings per share in fiscal 1998.

Net Sales

     Worldwide net sales rose 1.8% to $252.0 million, compared with $247.5 million in 1998. The wet friction segment sales increased $.9 million due to strong sales in the automotive component of the wet friction segment, including sales of RACC for the full year. However, increases were partially offset by declines in the heavy duty and agricultural markets as the demand for certain items continue to slow. Aftermarket sales increased $5.3 million compared with the prior year as a result of marketing efforts in existing product lines, the introduction of new products, and improvement in market share. The dry friction segment sales decreased $1.7 million year over year due to a decline in sales ($2.0 million) and an adverse foreign currency fluctuation ($1.6 million), offset by $1.9 million in revenues from the China facility that became fully operational in 1999.

Gross Profit

     Gross profit as a percentage of sales for the period ended January 2, 2000 is 23.9% as compared to 23.7% for the same period one year ago. The improvement is the result of cost saving programs implemented at our manufacturing facilities, capital investment aimed at reducing labor and creating greater efficiencies and a favorable mix of products sold.

Selling, General and Administrative

     Selling, general and administrative expenses decreased .9% to $32.7 million as compared to $33.0 one year earlier. The cost decrease is attributable to reduced administrative staff and greater savings in certain costs such as shipping due to using the same common carriers at multiple locations and reduced expedited freight costs.

Interest Expense

     Interest expense, excluding the Raymark note, increased primarily as a result of higher interest rates on borrowings under the Company's revolving line of credit. Average monthly bank borrowings increased during the year due to increased sales volume and new borrowings for our China expansion.

     In connection with the January 1998 Bankruptcy Court decision to require Raytech to halt payments on its promissory note payable to Raymark, management has concluded that interest should not be accrued during the cease payment period. Accordingly, no interest has been accrued in fiscal 1999 and 1998. The ultimate resolution of interest to be paid on the note is subject to the uncertainties inherent in reorganization proceedings under the Bankruptcy Code.

Other Income and Expense, Net

     Other income and expense, net in 1999 includes interest income in the amount of $352, which is comparable to interest income for 1998.

Income Taxes

     The effective tax rate for the year ended January 2, 2000 was 32.2% versus 28.0% in 1998. The effective tax rate in each year is less than the federal statutory rate of 35% due primarily to the effect of certain legal and other costs deducted for tax purposes but net against the Raymark note payable in connection with the indemnification agreement with Raymark, offset in part by the effect of foreign and state income taxes. Due to the uncertainties inherent in bankruptcy proceedings, a full valuation allowance is provided for domestic deferred tax assets where recoverability is contingent upon future taxable income. The Company has approximately $6.2 million of foreign loss carryforwards that can be used to offset future foreign cash taxes. A valuation allowance is provided on the tax benefit of approximately $3.5 of these foreign loss carryforwards due to uncertainty of future profitability of certain operations.

     The Company has in process an Internal Revenue Service tax audit for the 1996, 1997 and 1998 fiscal years. The IRS has advised the Company that it is reviewing the deductibility of certain bankruptcy related costs, which are included in the indemnification agreement with Raymark, based on a 1999 Bankruptcy Court ruling of an unrelated taxpayer. The amount and specific nature of costs that could be contested has not been specified. The Company has deducted approximately $14.7 million of such costs through January 2, 2000 and continues to believe that these costs are deductible. At this time it is not possible to assess the likelihood or amount of any IRS claim; however, should the IRS assert a claim and prevail, an adjustment related to prior year tax accruals would be required.

Business Segment and Geographic Area Results

     The following discussion of operating results by industry segment and geographic area relates to information contained in Note K - Segment Reporting in the Notes to Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

               1999 Net Sales by Business Segment

                  Wet Friction      62%
                  Aftermarket       25%
                  Dry Friction      13%



               Wet Friction Segment (in millions)

                                 Net Sales     Operating Profit

                  1999            $156.7          $18.1
                  1998             155.8           18.4
                  1997             145.7           15.8

Wet Friction Segment

     Revenues increased .6 percent to $156.7 million as compared with $155.8 million in 1998. The growth was driven by the continued strong sales in the automotive original equipment market, with an increase of approximately $8.6 million over the prior year. New products totaling $7.6 million were introduced through the automotive original equipment section of the Wet Friction segment. The heavy duty market continues to decline as demand slows, with agricultural product sales being exceptionally slow. The agricultural market declined approximately $6.2 million as compared to 1998. Lower farm commodity prices and weaker farm economic conditions have adversely affected retail demand. These conditions are expected to continue to impact the agricultural equipment market in 2000.

     Operating profit declined slightly for the prior year from $18.1 million in 1999 as compared to $18.4 million in 1998. The modest decrease of $.3 million relates directly to the decrease in overhead spending and material handling offset by an increase in direct labor.

               Aftermarket Segment (in millions)

                                 Net Sales     Operating Profit

                  1999             $64.1          $11.6
                  1998              58.8            9.0
                  1997              53.7            8.4

Aftermarket Segment

     Revenues increased 9.0% to $64.1 million as compared with $58.8 million in 1998. The increase is a result of marketing efforts on existing product lines, the introduction of new products and improvement in market share. The growth in sales of transmission filters, friction plates and steel plates provided $5.0 million of the total $5.3 in growth year-over-year. The expansion of the dry friction clutch plates program provided the remainder of the growth over 1998. The Aftermarket segment is not expected to grow at the same rate in the year 2000. It is anticipated that this segment will grow at a 3 percent rate.

     Operating profit increased 28.9% to $11.6 million as compared to $9.0 million in 1998. The increase is primarily due to increased unit production and the introduction of new products in 1999. The Aftermarket segment increased operating profit $2.6 million over 1998 on $5.3 million of increased sales. This equates to operating profits increasing 49 cents for every new sales dollar. This strong profitability ratio is due to improved operating efficiencies in the manufacturing and distribution components of this business.

               Dry Friction Segment (in millions)

                                 Net Sales     Operating Profit

                  1999             $31.2            $1.2
                  1998              32.9              .8
                  1997              35.1             1.9

Dry Friction Segment

     Revenues decreased 5.2% to 31.2 million as compared with $32.9 million in 1998. The decrease of $1.7 million is due to a decline in sales ($2.0 million) and an adverse foreign currency fluctuation ($1.6 million), offset by $1.9 million in revenues from the China facility that became fully operational in 1999. Increased competition and the slow growth in the European economy are significant factors contributing to the 1999 performance.

     Operating profit increased 50.0% to $1.2 million as compared to $.8 million in 1998. The increase is due to the positive results generated from the Company's China facility. This operation completed its first full year of operations and is anticipated to reach full capacity by year-end 2000.

Market Conditions and Outlook

     The Company's wet friction segment expects to continue to face an increasingly competitive automotive environment and a continued slowdown for the demand in certain agricultural machine products. Our major customers in the automotive industry face an increased competitive automotive environment which is likely to continue to limit Raytech's pricing flexibility in the near term. In addition, the weakness of the Japanese yen and other Asian currencies against the U.S. dollar and the uncertain future of the Asian economies could result in substantial increases in imports from Asia to the U.S. and Canada. The Asian economic difficulties could have an unfavorable effect on overall economic conditions in the U.S. and Canada, where our major customers' sales are concentrated.

     With regard to the Company's agricultural equipment operations, worldwide farm commodity prices remain low as a result of prospects for increased global supplies of grains and oilseeds, as well as fears about the Asian economic issues. Accordingly, retail demand for agricultural equipment in 2000 is now projected to remain at 1999 levels in North America, Europe and Latin America and Australia. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for 2000 to ensure the Company's production meets demand.

     The aftermarket segment is expected to remain constant compared to results for 1999. The competition in this market continues to increase as mergers continue to occur between suppliers. The sales growth in this segment has been the result of new product introduction in filters, dry friction clutch facings and planetary gears over the past years. Evaluating new products for this market is a key element in the 2000 strategy.

     The dry friction segment continues to operate in a sluggish European environment with unemployment remaining at high levels and economic growth improving only marginally. The development of new market opportunities in Asia is supported through the new production facility in China. The overall Asian economy continues to be negatively affected by the weakened economies of Japan and other Asian countries.

     The Company's outlook for 2000 anticipates modest reduction in sales with improved operating income over 1999 results. Increased market share in the automotive original equipment market and the continued introduction of new products for aftermarket distribution are expected to be the drivers for performance. Further, it is anticipated that the dry friction operation in China will improve the performance of this segment.

Year 2000 Update

     The Company did not experience any disruptions to its normal operations as a result of the transition into calendar year 2000. Thorough testing of mission critical business processes has been performed in order to validate the data integrity of internal and external system interfaces. The total cost, associated with achieving worldwide year 2000 compliance, excluding internal costs, was approximately $3.5 million. The costs of the Company's year 2000 compliance efforts were funded through operating cash flows.

     The Company will continue to monitor its business processes and third parties for potential problems that could arise in the first few months of calendar year 2000. Based on the Company's preparations prior to January 1, 2000 and the absence of any problems to date, no significant disruptions are anticipated.

Euro Conversion

     The Company is well advanced in the process of identification, implementation and testing of its systems to adopt the euro currency in its operations affected by this change. The Company's affected suppliers, distribution network and financial institutions have been contacted and the Company does not believe the currency change will significantly impact these relationships. As a result, the Company expects to have its systems ready to process the euro conversion during the transition period through January 1, 2002 when the euro will become the official currency of participating nations. The cost of information systems modifications, effects on product pricing and purchase contracts, and the impact on foreign currency financial instruments are not expected to be material.

Financial Risks

     The Company maintains lines of credit with United States and foreign banks, as well as other creditors detailed in Note F -
Debt in the Notes to Consolidated Financial Statements.

     The Company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

     The Company is fortunate to operate in an environment which allows for effective management of its accounts receivable as evidenced by the average days sales in trade receivables of 46 days. This allows for minimum borrowings in supporting inventory and trade receivable growth due to increased sales. Management does not anticipate a significant change in fiscal policy in any of its borrowing markets in 2000 given current economic conditions. Further, the Company can reduce the short-term impact of interest rate fluctuation through deferral of capital investment should the need arise.

     The rates of interest on the various debt agreements range from 3% to 11%. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure which could be created by increases in rates is not considered significant by management.

     The local currencies of the Company's foreign subsidiaries have been designated as the functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities and an average exchange rate in effect during the year for revenues and expenses. Where possible, the Company attempts to mitigate foreign currency translation effects by borrowing in local currencies to fund operations. The Company does not believe that the fluctuation in foreign currency will have a material adverse effect on the Company's overall financial condition. Additionally, the Company does not enter into agreements to manage any currency transaction risks due to the immaterial amount of transactions of this type.

Liquidity and Capital Resources

     The Company's wet friction and dry friction operations are capital intensive and the required capital is funded through current operations and external borrowing sources. The aftermarket operation has historically required less capital investment and has provided needed capital through current operations.

     The positive cash flows provided by operations in 1999 were the result of continued record performance and totaled $27.8 million. Increases in trade receivables, inventory, other assets, accounts payable, accrued liabilities and other long-term liabilities of $3.6 million, $3.1 million, $.5 million, $2.0 million, $1.3 million and $.1 million, respectively, increased cash flows from operations in 1999. The aggregate amount of the 1999 cash flow was used principally to invest in capital projects, the net of which was $22.9 million. In addition to cash flows from operations, the Company reduced debt to Raymark by $5.3 million.

     Over the past three years, operating activities have provided an aggregate of $74.7 million in cash. During this period, net cash used in financing activities was $6.9 million and cash and cash equivalents decreased $.6 million. The aggregate amount of these cash flows was used mainly to fund capital investments and the acquisition of AFM as detailed below.

     The ratio of year-end assets to net sales was 75% in 1999, compared to 70 percent in 1998. The higher ratio reflects higher trade receivables and inventory in support of increased sales. Additionally, property, plant and equipment increased due to the capital investment made in 1999.

     Trade accounts receivable result from sales in the normal course of business. Trade receivables increased $2.4 million during 1999 due to increased sales. The ratios of worldwide net trade accounts receivable to year-end net sales were 12.6 percent in 1999, 11.9 percent in 1998, and 11.5 percent in 1997. The collection period for trade receivables averages 46 days in 1999 and 44 and 42 for 1998 and 1997, respectively.

     Inventories increased by $2.4 million in 1999. Inventories are valued on a first in, first out (FIFO) basis. The increase over 1998 reflects additional inventories to support increased sales and improved customer delivery performance. The ratios of inventories to year-end net sales were 13.2 percent for 1999,
12.5 percent for 1998 and 12.0 percent for 1997.

     Additional information detailing the debt of Raytech
Corporation can be found in Note F - Debt to the financial statements.

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

       In October 1998, Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). The parties to the settlement include Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U.S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of Understanding provide for all general unsecured creditors, including but not limited to all asbestos and environmental claimants to receive 90% of the equity in reorganized Raytech and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to a trust established under the Bankruptcy Code, and existing equity holders in Raytech to receive 10% of the equity in Reorganized Raytech. Substantive non-economic terms of the Memorandum of Understanding provide for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties have also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdensome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay.

       Pursuant to the Memorandum of Understanding, a consensual plan of reorganization (the "Plan") has been drafted and is being considered by all interested parties to the bankruptcy and upon approval will be submitted to the Court as part of the confirmation process. Allowed claims under the Plan will fall into five classes, including priority, secured, general unsecured, affiliate and shareholder. Most allowed claims will fall into the general unsecured class and will be paid through the 90% equity contribution, including all asbestos-related claims, environmental claims, employee-related claims and contractual and general claims.

       The confirmation process, which is underway and being considered by the Bankruptcy Court, includes the approval of the Plan, approval of a disclosure statement, an estimation of claims, a vote by creditors and final confirmation by the Bankruptcy Court. It is possible that the confirmation will occur in 2000; however, the timing and terms of the final Plan cannot be predicted with certainty.

       The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the tentative settlement between Raytech and its creditors as recited in the Memorandum of Understanding referenced above has defined the impact of the successor liabilities imposed by the referenced court decisions. While an outline of principles in the Memorandum of Understanding has been agreed to by Raytech and its creditors, a written consensual plan of reorganization must still be agreed to and is subject to review and confirmation by the Bankruptcy Court, which at this time cannot be predicted with certainty. Should the Memorandum of Understanding not result in a confirmed Plan, the ultimate liability of the Company with respect to asbestos-related, environmental, or other claims would remain undetermined. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.

       The Company has a long-term obligation to Raymark resulting from the purchase of the wet clutch and brake business and the German subsidiary in 1987. At January 2, 2000, the amount owed Raymark, including accrued interest, was approximately $23 million. In December 1992 the Company reached an agreement with Raymark to restructure its obligations resulting in the reduction of the interest rate from 10.48% to 6%, replacing a required balloon payment that was due in October of 1994 with an amortization schedule requiring equal monthly installments of $650,000 through July of 1999 to be paid into an escrow account and suspension of payments due under the German stock acquisition until the assets purchased are free of all Raymark related encumbrances and liabilities. Subsequently, in May 1995, the monthly installments were suspended, and the escrow account containing previously paid installments was retracted pending the assets purchased being free of Raymark related encumbrances and liabilities. In February 1997, the principal of the debt owed on the Raymark Wet Clutch and Brake note was adjusted to reflect payments, accrued interest and indemnity offsets. Monthly installments of $650 were resumed to ensure indemnification for Raymark liabilities. In December 1997, the monthly installments were suspended and subsequently stopped by the Bankruptcy Court restraining order pending a trial. The Company continues to offset certain costs relating to Raymark successor liability matters and the related bankruptcy proceedings against the Raymark note pursuant to its indemnification agreement (see Note H). The remaining principal balance at January 2, 2000 is $15,419,000.

       In September 1993 and January 1994, Composites entered into loan agreements with Raymark for $2,500,000 and $3,000,000 respectively. As of January 2, 2000 and January 3, 1999,
Composites has $3,000,000 outstanding under the loan agreements.
The loans bear interest at 6% per annum and are included in the current portion of long-term debt.

       The debt obligations related to the German subsidiary are denominated in deutsche marks and amount to $1,954,000 at January
2, 2000. As such, the Company is at risk to future currency fluctuations with respect to this debt.

       The Company experienced improving conditions in its domestic market segments in fiscal 1999. Management believes that the Company is operating in a healthy, stable environment and will continue to do so through 2000. Subject to the outcome of the legal matters discussed above, management believes that the Company will generate sufficient cash flow during 2000 to meet all of the Company's obligations arising in the normal course of business and anticipated capital investments. In addition, in the event the Company falls short of its cash flow forecast, the Company has available lines of credit.

Recently Issued Accounting Pronouncement

        In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133. This statement defers, for one year, the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to those fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualified as a hedge. Raytech will adopt SFAS No. 133 by January 1, 2001, as required.
Management is currently assessing the impact of this statement on Raytech's results of operations and financial position.

1998 Compared With 1997

       Raytech continued its solid performance through the fourth quarter of 1998 and as a result ended the year with record sales and earnings. Net income for the 1998 fiscal year amounted to $16,357 million or $4.81 basic earnings per share as compared to $15,538 million or $4.76 basic earnings per share in fiscal 1997.

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

Selling, General and Administrative

       Selling, general and administrative expenses increased 28.4% to $33.0 million as compared to $25.7 one year earlier. The increase is primarily due to increased shipping costs as a result of increased sales, higher advertising and special promotional expenses, the consolidation of AFM into Raytech, including provision for estimated preacquisition embezzlement loss (see Notes A & Q), administrative expenses associated with the startup of China operations, planned salary increases and general inflation.

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

1998 Compared with 1997

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

          Wet Friction Segment (in millions)

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


           Aftermarket Segment (in millions)

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

               Dry Friction Segment (in millions)

                                   Net Sales    Operating Income

                    1998              $32.9          $  .8
                    1997               35.1            1.9
                    1996               37.4            1.0

Dry Friction Operations

       Revenues decreased 6.3% to $32.9 million as compared with $35.1 million in 1997. The decrease is the result of foreign currency fluctuation of $(.7) million and a reduction in sales of $(1.5) million. Increased competition and the slow growth in the European economy are significant factors contributing to the 1998 performance.

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

Income Taxes

       The effective tax rate for the year ended January 3, 1999 was 28.0% versus 29.0% in 1997. Included in the effective tax rate for 1998 and 1997 is the effect of certain legal and environmental costs deducted for tax purposes but offset against the Raymark note payable in connection with the indemnification agreement with Raymark. Included in the effective tax rate for 1997 is the effect of reversing certain valuation allowances in the amount of $1,519,000 related to net operating loss carryforwards of the foreign operations.

Safe Harbor Statement

       Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Market Conditions and Outlook" and "Euro Conversion" headings above and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including the many interrelated factors that consumer confidence, including worldwide demand for automotive and heavy duty products, general economic conditions, the environment, actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates (including the effect of conversion to the euro); technological difficulties; accounting standards, and other risks and uncertainties. Further information, including factors that potentially could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk

     See Item 7.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements:

           Consolidated Balance Sheets as of
           January 2, 2000 and January 3, 1999

           Consolidated Statements of Operations
           for the 1999, 1998 and 1997 Fiscal Years

           Consolidated Statements of Cash Flows
           for the 1999, 1998 and 1997 Fiscal Years

           Consolidated Statements of Shareholders'
           Equity for the 1999, 1998, and 1997
           Fiscal Years

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

           (Refer to Index to Consolidated Financial
           Statements at Page 113)

RAYTECH CORPORATION

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

As of                                                                 1999      1998

ASSETS
Current assets
  Cash and cash equivalents                                  $  10,746      $  7,482
  Trade accounts receivable, less allowance of $1,350
    for 1999 and $1,109 for 1998                                31,804        29,350
  Inventories, net                                              33,325        30,869
  Other current assets                                           8,169         6,498
      Total current assets                                      84,044        74,199

Property, plant and equipment                                  180,202       163,906
  Less accumulated depreciation                                 98,130        92,014
      Net property, plant and equipment                         82,072        71,892
Intangible assets                                               20,074        22,385
Other assets                                                     2,496         3,558
Total assets                                                 $ 188,686      $172,034


LIABILITIES
Current liabilities
  Notes payable                                              $  19,175      $ 18,469
  Current portion of long-term debt - Raymark                   11,167        11,487
  Current portion of long-term debt                              1,362         1,187
  Accounts payable                                              18,505        15,705
  Accrued liabilities                                           22,634        21,887
      Total current liabilities                                 72,843        68,735

Long-term debt due to Raymark                                    9,206        14,462
Long-term debt                                                   6,581         5,708
Postretirement benefits other than pensions                     12,132        11,017
Other long-term liabilities                                      7,136         7,815
Total liabilities                                              107,898       107,737
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preferred stock, no par value
    800,000 shares authorized, none issued                         -             -
  Common stock, par value $1.00
    7,500,000 shares authorized; 5,612,963 and 5,553,454
    issued in 1999 and 1998, respectively                        5,613         5,553
Additional paid in capital                                      70,564        70,501
Retained earnings (accumulated deficit)                          9,337        (7,027)
Accumulated other comprehensive loss                              (165)         (169)
                                                                85,349        68,858
Less treasury shares at cost                                    (4,561)       (4,561)
      Total shareholders' equity                                80,788        64,297
Total liabilities and shareholders' equity                   $ 188,686      $172,034

The accompanying notes are an integral part of these statements.






                         RAYTECH CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except share data)




Fiscal year                             1999         1998           1997

Net sales                            $ 251,966    $ 247,464      $ 234,475
Cost of sales                         (191,728)    (188,814)      (182,900)

  Gross profit                          60,238       58,650         51,575

Selling, general and administrative
  expenses                             (32,686)     (33,030)       (25,683)
Other operating (expense) income, net      (34)         387            272
  Operating profit                      27,518       26,007         26,164

Currency transaction gains (losses)        105         (114)          (375)
Interest expense - Raymark                (274)        (284)        (1,984)
Interest expense                        (2,005)      (1,874)        (1,361)
Other income, net                        1,201        1,065          1,325

Income before provision for income
  taxes and minority interest           26,545       24,800         23,769

Provision for income taxes              (8,554)      (6,944)        (6,900)
Income before minority interest         17,991       17,856         16,869

Minority interest                       (1,627)      (1,499)        (1,331)

Net income                            $ 16,364     $ 16,357       $ 15,538

Basic earnings per share              $   4.76     $   4.81       $   4.76

Diluted earnings per share            $   4.65     $   4.61       $   4.41


The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Fiscal Year                                             1999       1998      1997

Cash flows from operating activities:
 Net income                                         $ 16,364   $ 16,357   $15,538
   Adjustments to reconcile net income
     to net cash provided by operations:
   Deferred income tax                                 1,272      1,061    (1,066)
   Depreciation and amortization                      11,543     10,026     9,194
   Income applicable to minority interest,
    net of dividends                                   1,627      1,499     1,199
   Income from equity investment in affiliate            -          -        (647)
   Other items not providing or
    requiring cash (Note C)                              600        485       524
   Changes in operating assets and liabilities:
    Trade receivables                                 (3,545)    (2,730)   (4,208)
    Inventories                                       (3,080)    (2,348)     (160)
    Other current assets                                (348)     1,028    (1,347)
    Other long-term assets                              (113)      (216)     (643)
    Accounts payable                                   1,991     (3,437)    5,601
    Accrued liabilities                                1,315     (1,142)      733
    Other long-term liabilities                          169        761       829

     Net cash provided by operating activities        27,795     21,344    25,547

Cash flow from investing activities:
  Purchase of securities                                 -          -        (200)
  Proceeds from sales of securities                      -        2,300       -
  Capital expenditures                               (22,935)   (18,038)  (20,264)
  Proceeds on sales of property, plant
   and equipment                                         211        182       138
  Equity investment in and advances to AFM               -       (2,665)      141
  Purchase of assets from AFM                            -          -      (7,076)

     Net cash used in investing activities:          (22,724)   (18,221)  (27,261)

Cash flow from financing activities:
  Proceeds from short-term borrowings                  1,039      5,266     2,625
  Proceeds from long-term borrowings                   1,667      2,394     1,040
  Principal payments on long-term debt                  (209)    (4,267)     (164)
  Proceeds from borrowings from Raymark                  -          -       2,034
  Payments on borrowings from Raymark                 (5,256)    (6,322)   (8,388)
  Cash overdrafts                                        993     (3,090)    3,090
  Other                                                  123        362       195

     Net cash (used in) provided by
       financing activities                           (1,643)    (5,657)      432

Effect of exchange rate changes on cash                 (164)       103      (146)

Net change in cash and cash equivalents                3,264     (2,431)   (1,428)
Cash and cash equivalents at beginning of year         7,482      9,913    11,341
Cash and cash equivalents at end of year            $ 10,746   $  7,482  $  9,913

The accompanying notes are an integral part of these statements.



            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands, except shares)

                                                                            Treasury
                                                Retained     Accumulated      Stock
                                    Additional  Earnings       Other         At Cost
                            Common   Paid in  (Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit)   (Loss) Income    Shares)     Total


Balance,
 December 29, 1996         $5,372   $70,208    $(38,922)     $ 1,918       $(4,561)     $34,015

Comprehensive income:

  Net income                                     15,538                                  15,538

  Changes during
   the year                                                   (1,203)                    (1,203)

Total comprehensive
  income                                         15,538       (1,203)                    14,335
Stock options exercised
  (45,546 shares)              45        67                                                 112



Balance,
 December 28, 1997         $5,417   $70,275    $(23,384)     $   715       $(4,561)     $48,462

Comprehensive income:

  Net income                                     16,357                                  16,357

  Changes during
   the year                                                     (884)                      (884)

Total comprehensive
  income                                         16,357         (884)                    15,473
Stock options exercised
  (136,087 shares)            136       226                                                 362



Balance,
 January 3, 1999           $5,553   $70,501     $(7,027)     $  (169)      $(4,561)     $64,297

Comprehensive income:

  Net income                                     16,364                                  16,364

  Changes during
   the year                                                        4                          4

Total comprehensive
  income                                         16,364            4                     16,368
Stock options exercised
  (59,509 shares)              60        63                                                 123


Balance,
  January 2, 2000          $5,613   $70,564     $ 9,337      $  (165)      $(4,561)     $80,788

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

     In May 1988, following shareholder approval, Raytech sold all of the Raymark stock to Asbestos Litigation Management, Inc., thereby divesting itself of Raymark. The purchase price of the stock was affected by Raymark's substantial asbestos-related liabilities.

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

     As the result of the Court rulings recited above holding Raytech a successor to Raymark's asbestos-related liabilities, Raytech halted payments to Raymark under the 1987 Asset Purchase Agreement in May 1995. However, in February 1997, with Raymark temporarily out of bankruptcy, Raytech resumed making payments pursuant to the Agreement. As the result of the creditors' committee's action to halt the payments, the Bankruptcy Court ordered the payments stopped in January 1998. In retaliation in December 1997, Raymark commenced 33 separate lawsuits against Raytech subsidiaries in various jurisdictions from New York to California ("Raymark Litigation") demanding payment or the return of assets for breach of contract. Raytech filed an adversary proceeding complaint to halt the Raymark litigation and was granted a temporary restraining order in December 1997 by the Bankruptcy Court that remains in effect. The creditors' committee intervened in the action in support of the restraining order.

     In March and April 1998, Raymark and its parent, Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with its attempt to assert control over Raymark and its assets, the creditors' committee, joined by Raytech, the Guardian ad litem for Future Claimants, the equity committee and the government agencies moved to have the venue of the Raymark bankruptcies transferred from Utah to the Connecticut Court. In July 1998, the Bankruptcy Court issued an order on the motions and transferred venue to the Connecticut Court. In October 1998, a trustee was appointed by the United States Trustee over the Raymark bankruptcies and is currently administering the Raymark estate.

     In October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). The parties to the settlement include Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U. S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of Understanding provide for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive 90% of the equity in reorganized Raytech and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to a trust established under the Bankruptcy Code, and existing equity holders in Raytech to receive 10% of the equity in reorganized Raytech. Substantive non-economic terms of the Memorandum of Understanding provide for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties have also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdensome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay.

     In August 1999, a bar date was set for filing claims against Raytech by the Bankruptcy Court. The Court appointed claims agent reported in November 1999 that approximately 3200 claims were filed as of the bar date. Such claims are being analyzed but appear to be separated into asbestos personal injury, asbestos property damage, environmental, including the EPA and State of Connecticut, pension/retiree benefits and other employee related claims and other contractual and general categories. The total amounts claimed, not including unliquidated claims, exceed $300 billion. Claims not believed valid by the debtor are being objected to and will be determined by the Bankruptcy Court. All claims proven valid will be dealt with through the plan of reorganization at confirmation.

     In April 1999, separate adversary actions were filed in the Bankruptcy Court by the retiree committee and the Pension Benefit Guarantee Corporation, respectively, seeking judgments that retirees and pensioners of Raymark have rights as claimants for their benefits in the Raytech bankruptcy estate on the basis of successor liability. Both matters have been heard and decided by the Bankruptcy Court in 1999. In the retiree case, the Court ruled that the Raymark Trustee had the right to terminate the welfare benefit programs and accordingly that liability could not be transferred to Raytech. A motion for reconsideration was denied by the Court. In the pension case, the Court ruled that Raytech has the liability to pay the Raymark pensions based on successor liability. Appeals of the decisions have been filed. Any required funding is subject to the plan of reorganization at confirmation.

     In 1991, an environmental claim was filed by the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, including submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan acceptable to the DER. The estimated cost for Raymark to comply with the order was $1.2 million. The DER has notified the Company that Raymark has failed to comply with its obligations under the Consent Order. The matter will be dealt with through the plan of reorganization at confirmation.

     Pursuant to the Memorandum of Understanding, a consensual plan of reorganization (the "Plan") has been drafted and is being considered by all interested parties to the bankruptcy and upon approval will be submitted to the Court as part of the confirmation process. Allowed claims under the Plan will fall into five classes, including priority, secured, general unsecured, affiliate and shareholder. Most allowed claims will fall into the general unsecured class and will be paid through the 90% equity contribution, including all asbestos-related claims, environmental claims, employee-related claims and contractual and general claims.

     The confirmation process, which is underway and being considered by the Bankruptcy Court, includes the approval of the Plan, approval of a disclosure statement, an estimation of claims, a vote by creditors and final confirmation by the Bankruptcy Court. It is possible that the confirmation will occur in 2000; however, the timing and terms of the final Plan cannot be predicted with certainty.

     In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility.
In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim, subject, however, to several remaining issues of coverage to be decided, which remain pending. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. For any liability not covered by insurance, the Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

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

     In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of AFM in the U.S. District Court, Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,300 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3,330. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1,337. Hartwick has been arrested by the State of Michigan under 13 counts of embezzlement.

     In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044, $3,022 paid at closing and the balance of $3,022 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1,500 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022 is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. An answer has been filed and discovery has begun.

     In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment has been filed by the plaintiffs and is pending before the District Court. Judgment on the motion is expected at any time.

     Costs incurred by the Company for asbestos related liabilities are subject to indemnification by Raymark under the 1987 acquisition agreements. By agreement, in the past, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995, 1996, 1997, 1998, and 1999 were applied as a reduction of the note obligations pursuant to the agreements.

     The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling could have had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the tentative settlement between Raytech and its creditors as recited in the Memorandum of Understanding referenced above has defined the impact of the successor liabilities imposed by the referenced court decisions. While an outline of principles in the Memorandum of Understanding has been agreed to by Raytech and its creditors, a written consensual plan of reorganization must still be agreed to and is subject to review and confirmation by the Bankruptcy Court, which at this time cannot be predicted with certainty. Should the Memorandum of Understanding not result in a confirmed plan of reorganization, the ultimate liability of the Company with respect to asbestos-related, environmental, or other claims would remain undetermined. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent liabilities made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include inventory and receivable reserves, depreciable lives of property, plant and equipment and intangible assets, pension and other postretirement and postemployment benefits and the recoverable value of deferred tax assets.

    Certain amounts for prior years have been reclassified to conform to the current year's presentation.

 2. Fiscal Year

    The Company reports on a 52-53 week fiscal year; the last three fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997.

 3. Cash and Cash Equivalents

    Cash equivalents are recorded at cost, which approximates market, and consist primarily of U.S. Treasury notes with maturities of three months or less.

 4. Inventories

    Inventories are stated at the lower of cost or market with cost determined primarily by using the FIFO (first in, first out) method.

 5. Property, Plant and Equipment

    Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is based on the estimated service life of the related asset and is provided using the straight line method. Maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Interest is capitalized on major capital expenditures during the period of construction and to the date such asset is placed in service. Upon disposal of property, plant and equipment, the appropriate accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the Consolidated Statements of Operations.

 6. Amortization of Intangibles

    Intangible assets, excluding the intangible pension asset, are amortized on a straight line basis over forty years or less. The intangible pension asset is remeasured and adjusted annually through an actuarial calculation. The Company periodically evaluates the carrying value of intangible assets when events and circumstances warrant such a review. The carrying value is considered impaired when the anticipated undiscounted cash flow from such asset is separately identified and is less than its carrying value.

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

11. Recently Issued Accounting Pronouncement

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133. This statement defers, for one year, the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to those fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualified as a hedge.
    Raytech will adopt SFAS No. 133 by January 1, 2001, as required. Management is currently assessing the impact of this statement on Raytech's results of operations and financial position.

Note C - Statements of Cash Flows


    Other items not providing or requiring cash consist of:

                                     1999        1998       1997


    Net loss on sale/writedown
      of fixed assets              $  326     $    84    $    61
    Other non-cash items              274         401        463

                                   $  600     $   485    $   524

    Income taxes paid were $7,517, $5,992, and $ 5,731 during 1999, 1998 and 1997, respectively.

    Interest paid was $1,868, $1,955, and $2,584 during 1999, 1998 and 1997, respectively.

         Excluded from the 1999, 1998 and 1997 Consolidated Statements of Cash Flows is $268, $1,716, and $451, respectively, of plant and equipment acquisitions in accounts payable or under capital leases.

Note D - Inventories


Net Inventories

Inventories, net of inventory reserves, are as follows:


As of                                 1999         1998

Raw materials                      $ 10,883    $ 11,480
Work-in-process                       9,177       7,653
Finished goods                       13,265      11,736

                                   $ 33,325    $ 30,869




Inventory Reserves


As of                                  1999        1998     1997

Beginning balance                  $  3,164     $ 3,825   $ 3,671
Provisions for obsolete and
  slow moving inventory                 894         366     1,213
Charge-offs                            (770)     (1,027)   (1,059)

Ending balance                      $ 3,288     $ 3,164   $ 3,825

Note E - Property, Plant and Equipment


    Property, plant and equipment, at cost, is summarized as follows:

                                                         Estimated
                                                          Useful
                                                          Lives
As of                             1999          1998      (Years)

Land                          $   1,233     $  1,239         -

Buildings and improvements       30,078       29,367       5-40

Machinery and equipment         136,235      123,866       3-20

Capital leases                      951          895    See Below

Construction in progress         11,705        8,539         -

                                180,202      163,906

Less accumulated depreciation    98,130       92,014

Net property, plant and
  equipment                   $  82,072     $ 71,892



    Capital leases consist primarily of automobiles and telephone and computer equipment and are amortized over the economic life of the assets or the term of the leases, whichever is shorter.

    Maintenance and repairs charged to expense amounted to approximately $10,902, $11,470, and $11,655 for 1999, 1998 and
1997, respectively.

    Depreciation expense relating to property, plant and equipment were $10,569, $9,477, and $8,746 for 1999, 1998 and 1997, respectively.

Note F - Debt


Debt consists of the following:

As of                                    1999           1998

Notes due to Raymark (a)               $ 20,373     $ 25,949
Notes payable to banks (b)               23,784       22,065
Note payable to former principal
 owner of AFM (c)                         3,022        3,022
Capitalized leases and other
  obligations                               312          277
Total borrowings                         47,491       51,313
Less short-term debt and current
  portion of long-term debt              31,704       31,143

Long-term debt                         $ 15,787     $ 20,170

       The aggregate maturities of debt are as follows:

                 2000                  $ 31,704
                 2001                    11,710
                 2002                       545
                 2003                       586
                 2004 and thereafter      2,946

                 Total Debt            $ 47,491

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

            In December 1992, the Company and Raymark amended the Asset Purchase Agreement of the Wet Clutch and Brake Division. Under the terms of the amendment, the original note in the principal amount of $23,074 plus accrued interest of $17,543 was canceled and replaced by an uncollateralized promissory note in the amount of $40,617, bearing interest at the rate of 6% per annum and payable in equal monthly installments of $650 commencing April 1993. The principal portion of the monthly installments was to be paid into an escrow account pending clearance of all Raymark encumbrances and liabilities as provided by the agreement (refer to Note A). In May 1995, the escrow agreement was amended, and the Company reclaimed the balance in the escrow and suspended payment of the monthly installments as a result of the Third Circuit Court of Appeals decision that jeopardized the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. In February 1997, monthly installments of $650 were resumed to ensure indemnification for Raymark liabilities. In connection with a complaint filed by the creditors' committee and a subsequent Bankruptcy Court injunction, the Company halted payments on the Wet Clutch and Brake note in December 1997. In connection with the January 1998 Bankruptcy Court decision requiring Raytech to halt payments on its promissory note payable to Raymark, management has concluded that interest should not be accrued during the cease payment period. Accordingly, no interest has been accrued in fiscal 1999 and 1998. The ultimate resolution of interest to be paid on the note is subject to the uncertainties inherent in reorganization proceedings under the bankruptcy code. Costs incurred by the Company subject to the indemnification clause of the 1987 agreements are being applied as a reduction of the note obligations (refer to Note H). At January 2, 2000 and January 3, 1999, the principal balance of the Wet Clutch and Brake note was $15,419 and $20,675, respectively.

          As agreed by the Company and Raymark, remaining obligations under the German subsidiary note, payable in German deutsche marks (DM) are suspended pending the assets purchased being free of all Raymark related encumbrances and liabilities.
At January 2, 2000 and January 3, 1999, the balances due on the German note amounted to DM3,795 ($1,954) and DM3,795 ($2,274), respectively. The note bears interest at 7.5% per annum and is included in the current portion of long-term debt. As of January 2, 2000 and January 3, 1999, the accrued interest amounted to DM1,332 ($686) and DM1,161 ($696), respectively, and is included in accrued liabilities.

          In September 1993 and January 1994, "RCI" entered into loan agreements with Raymark for $2,500 and $3,000, respectively. As of January 2, 2000 and January 3, 1999, RCI has $3,000 outstanding under the loan agreements. The loans bear interest at 6% per annum and are included in the current portion of long-term debt. As of January 2, 2000 and January 3, 1999, the accrued interest amounted to $1,123 and $943, respectively, and is included in accrued liabilities.

          The Company has continued to classify an amount equal to one year of payments on the notes payable to Raymark for the acquisition of the Wet Clutch and Brake Division pending the outcome of the aforementioned trial. Amounts due under the German subsidiary notes and the current portion of the RCI loan agreements with Raymark are classified as short-term liabilities and are included as 2000 maturities of debt, although actual repayment is subject to assets purchased from Raymark being free of related encumbrances and liabilities as well as the aforementioned bankruptcy proceedings.

     (b) The Company's wholly-owned German subsidiaries (Raybestos Industrie-Produkte GmbH ["RIP"] and Raytech Composites Europe GmbH ["RCE"]) have available lines of credit with several German banks amounting to DM8,010 ($4,124). Interest is charged at rates between 6.5% and 10.8%. The lines are repayable on demand. The amounts outstanding under these available lines of credit at January 2, 2000 and January 3, 1999 were DM3,686 ($1,898) and DM4,095 ($2,454), respectively. At January 2, 2000 and January 3, 1999, the remaining available lines of credit amounted to DM4,324 ($2,226) and DM3,915 ($2,346), respectively.

          During 1999 and 1998, RCE and RIP entered into various loan agreements with Commerzbank for amounts ranging from DM790 to DM2847. The maturities range from September 2006 through December 2012. The loans bear interest at rates between 2.5% and 5.8%. At January 2, 2000 and January 3, 1999 the outstanding balances were DM8,952 ($4,609) and DM6,000 ($3,596), respectively.

          In November 1997, RPC entered into a revolving line of credit with NationsCredit, Commercial Funding, which was acquired by Bank of America during 1999, providing for RPC to borrow up to $17 million in the aggregate, consisting of a revolving line of credit of $10 million and a term loan of $7 million for capital equipment purchases. The loans bear an interest rate of .50% above the prime rate. The loans are collateralized by accounts receivable, inventory and machinery and equipment. The revolving loan allows the Company to borrow based on a borrowing base formula as defined in the Loan and Security Agreement (the "Agreement"). The Agreement includes certain covenant restrictions, including restrictions on dividends payable to Raytech Composites, Inc. ("RCI"), a wholly-owned subsidiary of the Company. At January 2, 2000, the net restricted assets of RPC amounted to $32,719 consisting of cash, inventory, machinery and equipment and all other tangible and intangible assets, excluding land and buildings. The outstanding balance under the revolving line of credit is $8,695 and under the term loan is $4,408 at January 2, 2000, respectively. The term loan is repayable in equal monthly installments of $95 over six years commencing on January 1, 1998 with the unpaid balance due January 1, 2004. The additional borrowing availability on the revolving line of credit at January 2, 2000 is $0, based upon the asset borrowing formula.

          With the redemption of 53% of AFM Stock (see Note Q), AFM became a wholly-owned subsidiary of RCI. AFM, which changed its name to Raytech Automotive Components Company ("RACC"), has a revolving line of credit, payable to Bank of America which provides for borrowings up to $10 million in the aggregate, subject to the borrowing formula based upon RACC's accounts receivable. The loan bears an interest rate of .50% above the prime rate. The outstanding balance under the line of credit is $3,570 at January 2, 2000. The additional borrowing availability at January 2, 2000 is $3,429 based upon the asset-based borrowing formula. The Company has classified amounts outstanding under the line of credit as current since its intention is to repay such amounts as cash becomes available.

          In February 1999, the Company's wholly-owned China subsidiary [Raybestos Friction Products (Suzhou) Co. Ltd.] entered into a loan agreement with the Industrial and Commercial Bank of China. The loan bears interest at 5.58% per annum. As of January 2, 2000, the balance due on the loan amounted to Rmb 5,000 ($604).

          The weighted average rates on all bank notes payable at January 2, 2000 and January 3, 1999 were 8.67% and 8.66%, respectively.

     (c) Note payable to former principal owner of AFM bearing interest at prime (see Note A and Note Q).

Note G - Research and Development


     Cost of research and new product development amounted to $5,363 in 1999, $5,642 in 1998, and $5,903 in 1997 and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

     Other Matters

     During 1989, Raytech incurred costs, including bankruptcy related attorneys' fees and lender refinance charges, in the amount of $1,558 subject to the indemnification clause of the 1987 agreement covering the purchase of assets of the Wet Clutch and Brake Division. Pursuant to Raymark's request, Raytech accepted 926,821 shares of Raytech stock in payment therefor. During 1990, Raytech incurred similar costs in the amount of $1,033 and was indemnified by a return of $364 or 177,570 shares of Raytech stock held by Raymark, an offset against the April 1990 note payment due under the German acquisition of $521, and then a subsequent return in February 1991 of an additional $148 or 74,826 shares of Raytech stock. Additionally, in January 1991, the Company incurred $750 of additional refinance charges, which were also subject to the indemnification clause. Raytech accepted Raymark's request to a reimbursement in the form of all remaining shares of Raytech stock held by Raymark, which amounted to $175 or 88,477 shares and then a reduction of $575 of future stock obligations pursuant to the Wet Clutch and Brake and German subsidiary acquisitions. Accordingly, in April 1991, $446 of such credit was used to defray the April 1991 stock obligation pursuant to the German subsidiary acquisition leaving a balance of $132 to be applied toward the stock obligation due in November 1991 pursuant to the Wet Clutch and Brake acquisition. In July 1991, the Company and Raymark agreed that any future reimbursement of indemnified costs by Raymark will be taken in the form of a reduction of future stock obligations under the Stock Purchase Agreement for the German subsidiary and any excess to be taken as a reduction of the note due Raymark. In December 1992, the Company and Raymark amended the Asset Purchase Agreement of the Wet Clutch and Brake Division. Under the terms of the amendment, the note in the principal amount of $23,074 plus accrued interest in the amount of $17,543 was canceled and replaced by an uncollateralized promissory note in the amount of $40,617, bearing interest at the rate of 6% per annum and payable in equal monthly installments of $650 commencing April 1993. The principal portion of the monthly installments was to be paid into an escrow pending clearance of all Raymark encumbrances and liabilities as provided by the Agreements. Payments due in 1991 and 1992 under the acquisition agreements as amended and deferred by agreement, amounting to $1,875, including accrued interest, were paid in monthly installments of $650 until paid in full in March 1993 bearing interest at 6%. As agreed by the Company and Raymark, 1993 and 1994 obligations under the German subsidiary note were suspended pending the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. Also, costs incurred by the Company subject to the indemnification clause of the 1987 agreements were to be applied as a reduction of the note obligations. As agreed in April 1993, the Company received 80,000 shares of its stock from Raymark valued at $262 as a credit for reimbursement of costs incurred by the Company under the indemnification clause. As of December 1994, the Company had incurred $253 of additional costs subject to the indemnification clause which were applied as a reduction of the note obligations pursuant to the agreement. As of May 1995, the Company had incurred $460 of additional costs subject to the indemnification clause which was applied as a reduction of the note obligations pursuant to the agreement. Also, in May 1995, the Company reclaimed the balance in the escrow and suspended payment of the monthly installments as a result of the Third Circuit Court of Appeals decision that jeopardizes the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. Monthly installments were resumed in February 1997 and subsequently suspended in December 1998 (see Note F). During 1996, the Company incurred costs of $2,622 subject to the indemnification clause which were applied as a reduction of the note obligation in December 1996 and February 1997, respectively. Additional costs of $1,773, $6,322 and $5,256 were applied as a reduction of the note pursuant to the indemnification clause as of December 1997, 1998, and 1999, respectively.

     In 1990 and 1991, Raytech Powertrain, Inc., a subsidiary of the Company, and owner of all of the capital stock of Allomatic Products Company ("APC"), sold approximately 45% of the capital stock of APC to a group of investors, including Craig Smith, for the purpose of partially financing APC's move from New York to Indiana and for the further growth of its business. Subsequently, all APC stock held by Craig Smith was transferred to relatives and related companies, including Universal Friction Composites, Inc., and accordingly, in the opinion of General Counsel of the Company, remains 40% beneficially owned by him. The Company's Board of Directors reviewed Craig Smith's beneficial ownership of the APC stock at length and recommended continued disclosure of the related party transactions and appointed the General Counsel of the Company to monitor and report all such related party transactions in the future.

     Earnings attributable to minority shareholders of Allomatic
Products Company have been presented net of income tax as minority interest in the Consolidated Statements of Operations.

     In September 1993 and January 1994, Raytech Composites,
Inc., a wholly-owned subsidiary of the Company, borrowed $2,500 and $500 under the loan agreements with Raymark. The loans bear interest at 6% per annum.

     During 1998 and 1997, the Company purchased yarn from Universal Friction Composites ("UFC"), a company that management has been informed is owned by Bradley C. Smith, amounting to $2,509 and $3,926, and at January 2, 2000 and January 3, 1999,
the related payable amounted to $246 and $246, respectively.

     In 1998, the Company acquired manufacturing equipment from UFC for $1,051, of which $907 is included in accounts payable at January 2, 2000 and January 3, 1999.

     During 1988, the Company repurchased 200,000 shares of its common stock from Echlin Inc. (since acquired by Dana Corporation) in exchange for approximately $1,200 of credit on future product sales from the Company to Dana, which is pre-petition debt under the Company's bankruptcy filing. As of January 2, 2000, Dana's voting interest in the Company is 15.7%.

Note I - Income Taxes


     Income (loss) before provision for income taxes and minority interest consists of:

                                1999         1998      1997

         Domestic             $26,260       $25,314   $22,460
         Foreign                  285          (514)    1,309
                              $26,545       $24,800   $23,769

       The Company's provision for taxes consists of the following:

                                1999         1998      1997
         Current:
           Federal            $ 5,163       $ 4,229   $ 6,437
           State                1,158         1,074     1,392
           Foreign                961           580       147

         Deferred:
           Federal              1,272         1,061    (1,076)
         Total income taxes   $ 8,554       $ 6,944   $ 6,900

       The analysis of the variance from the U.S. statutory income tax rate for consolidated operations is as follows:

                                        1999      1998      1997

     U.S. statutory rate                35.0%     35.0%     35.0%

       Increases (decreases)
       resulting from:
       Effect of foreign income
         taxes net of loss carry-
         forwards utilized               4.7       2.7      (1.3)
       Utilization of tax credits       (1.2)     (1.6)     (1.4)
       Net decrease (increase) in
         benefit from carryback of
         future deductible amounts      (1.8)      (.9)      2.8
       State income taxes, net of
         federal benefit                 2.9       2.8       3.8
       Adjustment of prior years'
         accruals                        1.7      (4.0)      3.4
       Raymark indemnification
         payments                       (8.9)     (7.0)     (4.6)
       Reversal of foreign loss
         carryforward valuation
         allowance                        -         -       (6.4)
       Amortization of nondeductible
         intangibles                     1.1        .7        -
       Other                            (1.3)       .3      (2.3)
         Effective income tax rate      32.2%     28.0%     29.0%

       Deferred tax assets (liabilities) are comprised of the following:

                                        1999      1998      1997

     Excess of book provisions
       over tax deductions           $ 2,928   $ 3,559   $ 3,994
     Postretirement benefit            4,758     4,325     4,040
     Excess of tax basis over
       book basis of assets due
       to restructuring                1,806     2,301     2,807
     Foreign loss carryforwards        1,822     1,927     1,832
     Other                               947       947       947
     Gross deferred tax assets        12,261    13,059    13,620
     Deferred tax asset
       valuation allowance            (4,633)   (4,851)   (4,260)
     Deferred tax assets               7,628     8,208     9,360
     Gross deferred tax
       liabilities (excess of
       tax over book depreciation)    (4,384)   (3,692)   (3,783)

     Net deferred tax asset          $ 3,244   $ 4,516   $ 5,577

       The net deferred tax asset represents future tax deductions that can be realized upon carryback to prior years and German loss carryforwards.

       The deferred tax asset valuation allowance increased (decreased) by $(218), $591 and $(4,915) during 1999, 1998 and
1997, respectively. The 1997 amount includes $1,519 of valuation allowance reversal based upon management's conclusion that German net operating loss carryforwards are more likely than not to be realizable.

       At January 2, 2000, the Company had foreign loss carryforwards of $6,240 (Germany $2,725, China $1,035 and U.K. $2,480), which do not expire. A valuation allowance has been provided against the tax benefit of the U.K. and China loss carryforwards due to uncertainty of future profitability of these operations.

       The Company has in process an Internal Revenue Service tax audit for the 1996, 1997 and 1998 fiscal years. The IRS has advised the Company that it is reviewing the deductibility of certain bankruptcy related costs, which are included in the indemnification agreement with Raymark, based on a 1999 Bankruptcy Court ruling of an unrelated taxpayer. The amount and specific nature of costs that could be contested has not been specified. The Company has deducted approximately $14.7 million of such costs through January 2, 2000 and continues to believe that these costs are deductible. At this time it is not possible to assess the likelihood or amount of any IRS claim; however, should the IRS assert a claim and prevail, an adjustment related to prior year tax accruals would be required.

Note J - Employee Benefits

     Raytech has several pension plans covering substantially all employees and also provides certain postretirement, self-insured health care and life insurance benefits for its domestic active and retired employees.


                                                                      Postretirement
                                           Pension Benefits              Benefits
                                           1999        1998           1999      1998

    Change in benefit obligation
    Benefit obligation at
      beginning of year                  $4,177      $3,242        $11,540   $10,333
    Service cost                            319         270            561       490
    Interest cost                           246         219            695       640
    Plan participants' contributions        -            -              29        26
    Amendments                              -            -              95        -
    Actuarial (gain) loss                (1,202)        525         (2,683)      410
    Benefits paid                           (85)        (79)          (287)     (359)
    Other                                   -            -              93         -
    Benefit obligation at end of year    $3,455      $4,177        $10,043   $11,540

    Change in plan assets

    Fair value of plan assets
      at beginning of year               $2,894      $2,372        $    -    $    -
    Actual return on plan assets            178         148             -         -
    Employer contribution                   420         453            258       333
    Plan participants' contribution         -            -              29        26
    Benefits paid                           (85)        (79)          (287)     (359)
    Fair value of plan assets
      at end of year                     $3,407      $2,894         $   -     $   -

    Funded Status Reconciliation and Key Assumptions
                                                                  Postretirement
                                       Pension Benefits              Benefits
                                       1999        1998           1999      1998

    Funded status                    $   (48)    $(1,283)      $(10,043)  $(11,540)
    Unrecognized actuarial (gain)
      loss                              (131)      1,095         (2,446)       186
    Unrecognized prior service           184         205             88        -
    Prepaid (accrued) benefit cost   $     5     $    17       $(12,401)  $(11,354)

    Amounts recognized in the
      statement of financial
      position consist of:

    Accrued benefit liability        $   (48)    $(1,283)      $(12,401)  $(11,354)
    Prepaid benefit cost                  -          -               -          -
    Intangible asset                      53         205             -          -
    Unrecognized actuarial loss            0       1,095             -          -
    Net amount recognized            $     5     $    17       $(12,401)  $(11,354)


                                                                   Postretirement
                                        Pension Benefits              Benefits
                                        1999        1998           1999      1998

    Weighted average assumptions
    Discount rate                       7.75%       6.00%          7.75%      6.00%
    Expected return on plan assets      6.00%       6.00%           n/a        n/a
    Rate of compensation increase        n/a         n/a           5.00%      5.00%
    Healthcare trend rate                n/a         n/a           6.50%      6.50%


    Sensitivity Analysis, Postretirement Benefits:

    For measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered healthcare benefits was assumed. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate the impact, increasing or decreasing the assumed health care cost trend rates by 1 percentage point in each year would have the following effects:


                                       1 Percentage Point        1 Percentage Point
                                            Increase                  Decrease
                                        1999        1998          1999        1998

    Effect on total of service
      and interest cost components
      of expense                       $  141      $  100        $ (122)     $(100)

    Effect on accumulated postretire-
      ment benefit obligation          $  895      $1,100        $ (806)     $(900)

    Net Periodic Benefit Expense

                                                                    Postretirement
                                         Pension Benefits              Benefits
                                       1999    1998    1997     1999     1998    1997

   Service cost - benefits
     attributed to service during
     the period                     $  319  $  270   $ 254   $  561   $  490  $  446

   Interest cost on benefit
     obligation                        246     219     190      695      640     634

   Expected return on plan assets     (178)   (150)   (124)      -        -       -

   Amortization of prior
     service cost                       20      20      20        7       -       -

   Amortization of net actuarial
      (gain) loss                       25      22      15      (51)     (55)    (13)

   Total net periodic benefit
      cost                          $  432   $ 381   $ 355   $1,212   $1,075  $1,067

   The Company's German subsidiaries have unfunded defined benefit plans covering certain employees.

                                                      Pension Benefits
                                                      1999        1998

    Change in benefit obligation
    Benefit obligation at
      beginning of year                             $2,562      $2,254
    Service cost                                        67          84
    Interest cost                                      163         161
    Actuarial (gain) loss                               16          (8)
    Benefits paid                                     (121)       (111)
    Translation                                       (368)        182

    Benefit obligation at end of year               $2,319      $2,562


    Change in plan assets
    Fair value of plan assets
      at beginning of year                          $   -           -
    Actual return on plan assets                        -           -
    Employer contribution                              121         111
    Plan participants' contribution                     -           -
    Benefits paid                                     (121)       (111)

    Fair value of plan assets
      at end of year                                $   -       $   -


    Funded Status Reconciliation and Key Assumptions

                                                      Pension Benefits
                                                      1999        1998


    Funded status                                  $(2,319)    $(2,562)
    Actuarial net loss                                 346         217
    Unrecognized transition obligation                 183         267

    Accrued benefit cost                           $(1,790)    $(2,078)

    Weighted average assumptions
    Discount rate                                     7.00%       7.00%
    Expected return on plan assets                     n/a         n/a
    Rate of compensation increase                      n/a         n/a


    Net Periodic Benefit Expense
                                                           Pension Benefits
                                                     1999        1998       1997

   Service cost - benefits
      attributed to service during
      the period                                  $   67      $   84     $    83

    Interest cost on benefit
      obligation                                     163         161         155

    Amortization of transition
      obligation                                      49          50          52

    Amortization of net actuarial
      (gain)                                        (166)       (172)       (178)

    Total net periodic benefit
      cost                                         $ 113       $ 123     $   112

   The Company also sponsors a defined contribution plan which covers essentially all salaried employees of Raytech.  Contributions generally aggregate up to 6% of each salaried employee's base salary in stock or cash.  The total Company contributions in
1999, 1998 and 1997 under the salary defined contribution plan were $1,024, $818, and
$800, respectively.  In 1988, Raytech established a voluntary defined contribution plan available to all bargaining unit and other hourly-paid employees of the Company and its subsidiaries that are authorized to participate.  At Allomatic Products
Company, a Company incentive contribution of 2% is payable upon the attainment of certain operating earnings goals.  The total Company contributions in 1999, 1998, and
1997 under the hourly defined contribution plan were $39, $30, and $24, respectively.


Note K - Segment Reporting


   The Company's operations are categorized into three business segments based on management structure, product type and distribution channel as described below.

   The Wet Friction segment produces specialty engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company markets its products to automobile original equipment manufacturers, heavy duty original equipment manufacturers, as well as farm machinery, mining, truck and bus manufacturers.

   The Dry Friction segment produces engineered friction products, primarily used in original equipment automobile and truck transmissions. The clutch facings produced by this segment are marketed to companies who assemble the manual transmission systems used in automobiles and trucks.

   The Aftermarket segment produces specialty engineered products primarily for automobile and lift truck transmissions. In addition to these products, this segment markets transmission filters and other transmission related components. The focus of this segment is marketing to warehouse distributors and certain retail operations in the automotive aftermarket.

Information relating to operations by industry segment in thousands of dollars follows:


OPERATING SEGMENTS
                                                                 Dry         Total
                                Wet Friction    Aftermarket     Friction    Segments
1999

Net sales to external
  customers                     $ 156,725      $   64,085     $  31,156    $ 251,966
Intersegment net sales (1)         15,554              16         1,155       16,725
Total net sales                 $ 172,279      $   64,101     $  32,311    $ 268,691

Depreciation                    $   7,037      $    1,434     $   2,050    $  10,521
Interest expense                    1,560             322 (3)       381        2,263
Operating profit (2)               18,092          11,559         1,186       30,837
Segment assets                    138,062          30,802        22,385      191,249
Expenditures for property,
  plant and equipment              16,006           3,098         4,047       23,151

1998
Net sales to external
  customers                     $ 155,769       $  58,844     $  32,851    $ 247,464
Intersegment net sales (1)         15,358              19           165       15,542
Total net sales                 $ 171,127       $  58,863     $  33,016    $ 263,006

Depreciation                    $   6,458       $   1,243     $   1,736    $   9,437
Interest expense                    1,467             430 (3)       336        2,233
Operating profit (2)               18,368           9,020           750       28,138
Segment assets                    125,206          24,896        21,473      171,575
Expenditures for property,
  plant and equipment              12,851           1,813         4,935       19,599

1997
Net sales to external
  customers                     $ 145,715       $  53,663     $  35,097    $ 234,475
Intersegment net sales (1)         15,131              80           -         15,211
Total net sales                 $ 160,846       $  53,743     $  35,097    $ 249,686

Depreciation                    $   6,037       $   1,053     $   1,616    $   8,706
Interest expense                    2,621             384 (3)       332        3,337
Operating profit (2)               15,770           8,447         1,946       26,163
Segment assets (4)                111,593          25,174        16,983      153,750
Expenditures for property,
  plant and equipment              13,702           2,692         4,193       20,587

(1)  The Company records intersegment sales at an amount negotiated between the segments.  All intersegment sales are eliminated in consolidation.
(2)  The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of income before tax and minority interest.
(3)  Interest on debt due to affiliate.
(4)  Investment in equity investees of $10,249 in 1997 is included in segment assets of Wet Friction.


SALES BY GEOGRAPHIC LOCATION


                                                               Dry
                              Wet Friction    Aftermarket    Friction   Consolidated


1999

United States                  $ 146,466       $ 64,085     $   -         $ 210,551
Germany                            9,190            -         29,246         38,436
Other foreign countries            1,069            -          1,910          2,979

Total net sales                $ 156,725       $ 64,085     $ 31,156      $ 251,966




1998

United States                  $ 146,323       $ 58,844      $   -        $ 205,167
Germany                            9,294            -          32,721        42,015
Other foreign countries              152            -             130           282

Total net sales                $ 155,769       $ 58,844      $ 32,851     $ 247,464




1997

United States                  $ 138,159       $ 53,663      $    -       $ 191,822
Germany                            7,528            -          35,097        42,625
Other foreign countries               28            -             -              28

Total net sales                $ 145,715       $ 53,663      $ 35,097     $ 234,475


   Sales are attributed to geographic areas based on the location of the assets producing the sales.

   Domestic sales to four wet friction customers, which were each greater than 10% of total net sales, were as follows:

                                     1999           1998          1997

              Customer A          $ 29,976       $ 30,716      $ 33,448
              Customer B            51,476         36,974         9,083
              Customer C            25,588         22,799        15,728
              Customer D            27,997         13,971           -


LONG-LIVED ASSETS BY GEOGRAPHIC LOCATION

                                                              Dry
                              Wet Friction    Aftermarket   Friction    Consolidated

1999


United States                   $ 45,754       $  9,116     $   -        $ 54,870
Germany                           12,766            -          9,971       22,737
Other foreign countries            2,517            -          4,140        6,657

Total long-lived assets         $ 61,037       $  9,116     $ 14,111     $ 84,264



1998

United States                   $ 35,651       $  7,881         -        $ 43,532
Germany                           12,812            -       $  9,901       22,713
Other foreign countries            2,020            -          3,855        5,875

Total long-lived assets         $ 50,483       $  7,881     $ 13,756     $ 72,120




1997

United States                   $ 33,067       $  8,978          -       $ 42,045
Germany                           11,098            -       $  8,482       19,580
Other foreign countries            1,576            -          1,400        2,976

Total long-lived assets         $ 45,741       $  8,978     $  9,882     $ 64,601



Income                              1999              1998           1997

Operating profit (4)            $  30,837         $  28,138       $  26,163
Corporate (1)                      (4,131)           (3,236)         (2,523)
Elimination                          (161)             (102)            129
Consolidated earnings before
  taxes and minority interest   $  26,545         $  24,800       $  23,769(3)

Net Sales                           1999              1998           1997

Total sales                     $ 268,691         $ 263,006       $ 249,686
Eliminations                      (16,725)          (15,542)        (15,211)
Consolidated net sales          $ 251,966         $ 247,464       $ 234,475

Assets                              1999             1998            1997

Total assets                    $ 191,249        $ 171,575        $ 153,750
Corporate (2)                       2,640            5,988            6,649
Eliminations                       (5,203)          (5,529)          (7,014)
Total consolidated assets       $ 188,686        $ 172,034        $ 153,385

(1) Represents compensation and related costs for employees of the Company's corporate headquarters, professional fees, shareholder fees and public relations expenses.
(2)  Includes cash, deferred tax assets and long-term assets.
(3) Income from equity investment in affiliate in the amount of $647 is included in 1997.
(4) The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of income before tax and minority interest.


                                   Segment        Corporate      Consolidated
Other Significant Items             Total        Headquarters        Tota1

1999

Depreciation                    $  10,521         $     48        $  10,569
Interest expense                    2,263               16            2,279
Expenditures for property,
  plant and equipment              23,151               52           23,203

1998
Depreciation                      $ 9,437         $      40       $   9,477
Interest expense                    2,233                 7           2,240
Expenditures for property,
  plant and equipment              19,599               155          19,754

1997
Depreciation                      $ 8,706         $      40       $   8,746
Interest expense                    3,337                 8           3,345
Expenditures for property,
  plant and equipment              20,587                16          20,603

NOTE L - Summarized Quarterly Financial Data (Unaudited)
          (in thousands except share and market data)




                                       Fiscal Quarters Ended 1999
                               April 4     July 4     Oct. 3    January 2

Net sales                     $ 67,343   $ 65,833    $ 62,473   $ 56,317
Gross profit                    16,526     16,351      14,477     12,884
Income before provision
  for taxes and minority
  interest                       7,599      7,831       5,260      5,855
Net income                       4,488      5,339       3,378      3,159
Basic earnings per share          1.31       1.56         .98        .91
Diluted earnings per share        1.29       1.53         .94        .89

Market range:
  -high                          3-1/4      4-1/4      7-9/16      4-1/8
  -low                           2-3/4     2-9/16       3-3/4     3-3/16
Dividends                          -          -           -         -



                                       Fiscal Quarters Ended 1998
                               March 29    June 28   Sept. 27  January 3

Net sales                     $ 62,895    $ 63,645   $ 61,486   $ 59,438
Gross profit                    14,695      16,473     12,971     14,511
Income before provision
  for taxes and minority
  interest                       7,318       7,660      5,152      4,670
Net income                       4,157       5,986      3,081      3,133
Basic earnings per share          1.24        1.75        .90        .92
Diluted earnings per share        1.18        1.67        .87        .89

Market range:
  -high                          5-3/4       5-7/8      5-3/8          4
  -low                         3-15/16     4-11/16          3    2-13/16
Dividends                          -           -          -         -

Note M - Supplementary Financial Statement Detail



As of                                       1999         1998

OTHER CURRENT ASSETS

Deferred income taxes                    $  2,938     $  3,035
Prepaid insurance                             371          789
Other                                       4,860        2,674
                                         $  8,169     $  6,498

ACCOUNTS PAYABLE

Trade accounts payable                   $ 17,512     $ 15,705
Cash overdraft                                993          -
                                         $ 18,505     $ 15,705


ACCRUED LIABILITIES

Property taxes                           $  2,452     $  1,967
Legal                                         290        1,341
Taxes                                           0          806
Wages and related taxes                     5,425        4,842
Pensions and employee benefits              2,411        2,529
Product due Echlin (see Note H)             1,183        1,183
Other                                      10,873        9,219
                                         $ 22,634     $ 21,887

OTHER LONG-TERM LIABILITIES

Long-term pensions                       $  1,669     $  2,903
Other                                       5,467        4,912
                                         $  7,136     $  7,815

Fiscal Year                         1999        1998      1997

OTHER OPERATING INCOME (EXPENSE), NET

Reimbursement of savings plan
 contributions                    $    -     $    -    $   120
Other, net                            (34)       387       152
                                  $   (34)   $   387   $   272

OTHER INCOME, NET

Interest income                   $   352    $   412   $   410
Income from equity
 investment in affiliate               -          -        647
Other, net                            849        653       268
                                  $ 1,201    $ 1,065   $ 1,325

ALLOWANCE FOR BAD DEBTS

Beginning balance                 $ 1,109    $ 1,186   $   726
Provisions                            388        655       524
Charge-offs                          (147)      (732)      (64)
Ending balance                    $ 1,350    $ 1,109   $ 1,186

AMORTIZATION OF INTANGIBLE
  ASSETS

Advanced Friction Materials       $   751    $   477   $   370
Allomatic Products Company             57         57        57
Other                                 166         15        21
                                  $   974    $   549   $   448

CONDENSED FINANCIAL INFORMATION OF RAYTECH CORPORATION (PARENT)

Summary financial information of the parent holding company, Raytech Corporation, which is operating under Chapter 11 of the U.S. Bankruptcy Code, is as follows:


Balance Sheet

                                         1999              1998

Current Assets:
  Cash                                $    427          $    480
  Deferred taxes                           -               2,176
  Other current assets                       2                 2
     Total current assets                  429             2,658

  Investment in subsidiaries            83,336            62,746

  Deferred taxes                           192             1,479
  Other long-term assets                 2,019             1,851
     Total assets                     $ 85,976          $ 68,734


Current Liabilities:

  Accounts payable and
    accrued liabilities               $  4,488          $  3,733
  Other liabilities                        700               704

     Total liabilities                   5,188             4,437


Shareholders' equity
  Common stock                           5,613             5,553
  Additional paid in capital            70,564            70,501
  Retained earnings (accumulated
    deficit)                             9,337            (7,027)
  Accumulated other
    comprehensive loss                    (165)             (169)

                                        85,349            68,858

Less treasury stock at cost             (4,561)           (4,561)

Total shareholders' equity              80,788            64,297

Total liabilities and
    shareholders' equity              $ 85,976           $68,734


Statements of Operations

                                                 1999           1998          1997


General and administrative expenses          $ (4,131)     $ (3,236)      $(2,523)

Provision for income taxes                     (5,387)       (4,226)       (4,859)

Loss before equity in earnings in
  subsidiaries                                 (9,518)       (7,462)       (7,382)

Equity in earnings of subsidiaries             25,882        23,819        22,920

Net income                                   $ 16,364        $16,357       $15,538





Statements of Cash Flows

                                                1999           1998          1997


Net cash used in operating activities        $ (5,549)       $(5,921)      $(4,677)

Cash flow from investing activities:
  Dividends from subsidiary                     5,425          5,898         4,743
  Other                                           (52)          (155)          (16)

Net cash provided by investing activities:      5,373          5,743         4,727

Net cash provided by financing activities:
  Proceeds from sale of stock                     123            362           112

Net change in cash                                (53)           184           162

Cash and cash equivalents,
  beginning of period                             480            296           134

Cash and cash equivalents,
  end of period                              $    427         $  480        $  296


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

Note N - Commitments


       Rental expense amounted to $1,361, $1,334, and $1,050, in 1999, 1998 and 1997, respectively. The approximate minimum rental commitments under non-cancelable leases at January 2, 2000 were as follows: 2000, $607; 2001, $612; 2002, $452, 2003, $348; 2004, and
thereafter, $413.

Note O - Stock Option Plans


          The Company's 1980 Non-Qualified Stock Option Plan (the "1980 "Plan"), as amended, provided for the grant of options for shares of common stock and any accompanying stock appreciation rights. The Company granted both non-qualified and incentive stock options under the Plan. In general, options granted under the 1980 Plan were at 100% of the fair market value on grant date or par value, whichever was higher. Once granted, options became exercisable in whole or in part after one year and expired on the tenth anniversary of the grant. The term during which options could be granted under the 1980 Plan expired on December 31, 1989 and all options granted under the 1980 Plan have expired.

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

          The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under FAS Statement No. 123, "Accounting for Stock-Based Compensation." Had compensation cost been determined consistent with FAS No. 123, pro forma net income for the years ended January 2, 2000 and January 3, 1999 would have been $16,012 and $16,106, respectively. Pro forma basic and diluted earnings per share for the years ended January 2, 2000 and January 3, 1999 would have been $4.66 and $4.55, respectively, and $4.73 and $4.54, respectively.

          The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 1999 and 1998. The expected volatility was 54%, the dividend yield was $0, the risk free interest rate used was 5.42% and the expected life of four years was used for the options.

          Changes during the three years ended January 2, 2000 in shares under option were as follows:

                                    1999                    1998                 1997
                                Weighted                Weighted             Weighted
                                 Average                 Average              Average
                                Exercise                Exercise             Exercise
                      Options      Price    Options        Price   Options      Price

Outstanding at
 beginning of year    845,957     $3.56     526,050        $2.99   658,350      $3.56

Granted (1)              -                  500,000         4.25       -
Exercised             (59,509)     2.06    (136,087)        2.66   (45,546)      2.52
Lapsed                 (3,735)     4.25        (650)        1.75   (82,154)      7.88
Canceled              (24,700)     1.75     (43,356)        7.53    (4,600)      1.75

Outstanding at
  end of year         758,013     $3.73     845,957        $3.56   526,050      $2.99

Options available
 for future awards
 at end of year        35,279                31,544                 30,299

Options exercisable
 at end of year       758,013     $3.73     347,202        $2.56   526,050      $2.99


          Options outstanding and exercisable at January 2, 2000 were as follows:

                                    Options Outstanding         Options Exercisable
                                    Weighted
                                     Average   Weighted                    Weighted
                                   Remaining    Average                     Average
       Range of         Number   Contractual   Exercise          Number    Exercise
 Exercise Price    Outstanding          Life      Price     Exercisable       Price

    $2.75            262,993          2.83       $2.75       262,993         $2.75
    $4.25            495,020          8.62        4.25       495,020          4.25

  $2.75 - $4.25      758,013          6.61      $ 3.73       758,013        $ 3.73



(1)  Options become exercisable one year from the date of grant.

Note P - Concentration of Credit Risk


     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, trade receivables and investments in marketable securities. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The primary businesses of the Company's U.S. subsidiaries are the automotive and heavy duty equipment markets and the related aftermarkets within the United States. As of January 2, 2000 and January 3, 1999, the Company had uncollateralized receivables with three customers approximating $19,068 or 60.8% and $17,021 or 58.0%, respectively, of the Company's trade account balance. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note Q - Acquisition


        In January 1996, RCI acquired 47% of the stock of AFM. The Stock Purchase Agreement ("Agreement") provided for the 53% stock owner to put his stock to RCI anytime after two years. The owner put 53% of AFM stock to RCI in April 1998 for a formulated amount of $6,044 under the Agreement. RCI paid $3,022 at closing, and the balance of $3,022 is payable in three equal annual installments with interest at prime. Effective April 1998, Raytech has consolidated the results of AFM, which were previously recorded under the equity method. The pro forma effect on operations, had Raytech made the acquisition at the beginning of the period, is not significant.

        As discussed in Note A, the Company has contested the purchase price of the remaining 53% of AFM due to discovery of a pre-acquisition fraud by an AFM employee, claiming return of $1,511 of the initial purchase price payment and cancellation of the remaining $3,022 obligation. In June 1999, AFM's former owner initiated a lawsuit against the Company for payment of the remaining amounts due. While the Company has discontinued accrual of interest, it continues to carry the obligation of $3,022 as a liability pending outcome of the lawsuit. In the event of an outcome in favor of the Company, the reduction in liability will be recorded with a corresponding reduction of goodwill. Also, as discussed in Note A, the Company has successfully pursued legal action against the AFM employee involved in the embezzlement, resulting in liquidation of four real estate properties owned by the employee in fiscal 1999 and 2000 to the benefit of the Company. Amounts recovered were recorded net of related professional costs incurred in pursuit of restitution as a reduction of AFM goodwill of $1,337. The Company has also reserved for the estimated embezzlement loss in excess of net amounts recovered from the real estate properties, pending the outcome of the purchase price litigation.

Note R - Earnings Per Share


                                    1999       1998       1997

Basic EPS computation


Numerator                        $ 16,364   $ 16,357   $ 15,538

Denominator:

  Common shares outstanding
   at beginning of the year     3,421,395  3,285,308  3,239,762

  Stock options exercised          17,622    116,711     23,375

  Weighted average shares       3,439,017  3,402,019  3,263,137

Basic EPS                           $4.76      $4.81      $4.76



Diluted EPS Computation


Numerator                        $ 16,364   $ 16,357   $ 15,538

Denominator:

  Common shares outstanding
   at beginning of the year     3,421,395  3,285,308  3,239,762

  Dilutive potential common
   shares                          79,867    146,874    261,254

  Stock options exercised          17,622    116,711     23,375

  Adjusted weighted
   average shares               3,518,884  3,548,893  3,524,391

Diluted EPS                         $4.65      $4.61      $4.41

Note S - Comprehensive Income


        In 1998, Raytech adopted SFAS No. 130, "Reporting Comprehensive Income" and has elected to report Comprehensive Income in the Consolidated Statements of Shareholders' Equity.

        The components of and changes in accumulated other comprehensive
(loss) income are as follows:

                               Foreign       Minimum      Accumulated
                               Currency      Pension         Other
                              Translation   Liability    Comprehensive
                              Adjustments   Adjustment   (Loss) Income


Balance 12/28/97                $   715      $   -          $   715

Changes during the year             211      $(1,095)          (884)

Balance 1/3/99                  $   926      $(1,095)       $  (169)

Changes during the year          (1,091)       1,095              4

Balance 1/2/00                     (165)         -             (165)

        No tax benefit has been provided for the future tax deduction associated with the minimum pension liability and translation adjustments.



                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Raytech Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Raytech Corporation (the "Company," a holding company) and its subsidiaries at January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

During 1995, Raytech received adverse rulings precluding it from relitigating the 1988 ruling holding Raytech to be a successor to Raymark's asbestos-related claims. During 1998, Raytech entered into a tentative settlement with its creditors; however, a formal consensual plan of reorganization must still be agreed to and is subject to review and confirmation by the Bankruptcy Court. Consequently, determination of Raytech's actual liabilities as successor to Raymark's asbestos-related and environmental claims continues to be subject to the uncertainties inherent in the process of reorganizing under the Bankruptcy Code. Such liabilities could have a material adverse effect on the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern, which contemplates realization of assets and settlement of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to establishment, settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.




                                  PRICEWATERHOUSECOOPERS LLP



Stamford, Connecticut
February 24, 2000

 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures

          Not applicable

                             PART III


Item 10.  Directors and Executive Officers of Registrant

Directors

          The Certificate of Incorporation of Raytech Corporation provides that the Board of Directors shall consist of not more than nine and not less than three Directors, that the Directors shall be divided into three classes, designated Class I, Class II and Class III, as nearly equal in number as may be possible, and that each class of Directors shall be elected for a term of three years. The term of office of the Class II Directors expires with the 2000 Annual Meeting and two Directors will be elected as Class II Directors for full three-year terms and until their successors are elected and qualified.

          Set forth below are the names of three persons nominated by the Board of Directors for election as Class II Directors and the names of the other Class I and the Class III Directors, together with their ages, principal occupations and business experience during the last five years, present directorships, the year each first became a Director and the number of shares of Raytech Common Stock owned by each beneficially, directly or indirectly, as of March 2000. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to shares beneficially owned by them. The nominees are presently Directors and the nominees and Directors were elected Directors at an Annual Meeting of Shareholders.

                             Principal Occupation
                             Business Experience
                             During Last 5 Years           First
                                 and Present               Became
Name                  Age       Directorships             Director

Class I (serving until the Annual Meeting of Shareholders in 2002)

Donald P. Miller      68   Retired, formerly                1986
                           President and Chief
                           Executive Officer of
                           Posi-Seal International,
                           Inc. until 1986; Director,
                           Information Management
                           Associates; Director,
                           Saab Financial Auto
                           Receivables Corp.

Robert B. Sims        57   President and Chief              1986
                           Executive Officer of
                           Counselcor LLC since
                           1995; Prior thereto Senior
                           Vice President, Secretary
                           and General Counsel of
                           Summagraphics Corporation

                              Principal Occupation
                               Business Experience
                               During Last 5 Years         First
                                   and Present             Became
Name                       Age     Directorships           Director


Class II (currently serving and nominated to serve until the Annual
      Meeting of Shareholders in 2003)

Robert M. Gordon           83   Retired, formerly           1986
                                President and Vice
                                Chairman of Raybestos-
                                Manhattan, Inc.


Frederick J. Mancheski(1)  73   Retired, formerly           1998
                                Chairman of the Board
                                and Chief Executive
                                Officer of Echlin Inc.;
                                Director, Marlin Co.

Albert A. Canosa(2)        54   President and Chief         1998
                                Executive Officer of
                                Raytech Corporation;
                                Previously, Vice
                                President of Adminis-
                                tration, Treasurer
                                and Chief Financial
                                Officer of Raytech
                                Corporation

Class III (serving until the Annual Meeting of Shareholders in 2001)

Robert L. Bennett          63   Principal, Bennett,         1989
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

Directors' Compensation

       Directors received a $20,500 per year meeting fee plus $3,500 per year fee for one or more committee appointments in 1999. The Directors are paid the annual Director's meeting fee or proportion thereof only for scheduled meetings attended. The committee meeting fee is paid regardless of attendance. There is no minimum attendance rule and any Director that misses all meetings would receive no portion of the annual Director's meeting fee.




Executive Officers

                                                      First Became
    Name                 Age     Positions Held         Officer

Albert A. Canosa         54     President and            1986
                                Chief Executive
                                Officer

John B. Devlin           48     Vice President,          1998
                                Treasurer and Chief
                                Financial Officer

John J. Easton           56     Vice President,          1991
                                President of
                                Subsidiary, Raybestos
                                Products Company,
                                since 1987

LeGrande L. Young        64     Vice President,          1986
                                Administration,
                                Secretary and
                                General Counsel

Item 11.  Executive Compensation



Summary Compensation Table:

    The following Summary Compensation Table identifies current, long-term and stock-related compensation paid to the Chief Executive
Officer and the three most highly compensated executive officers for 1999 and two prior years:

                                                        Long-Term
                                                      Compensation
                             Annual Compensation    Awards   Payouts     All Other
   Name/                      Salary      Bonus     Options   LTIP    Compensation
  Position (1)        Year     ($)         ($)         #        $(2)       ($)(3)

  Albert A. Canosa    1999    286,758    308,265      -      286,758      13,901
  President and       1998    276,225    352,000      -         -          9,600
  Chief Executive     1997    155,626    166,069      -         -          9,424
  Officer

  John B. Devlin (4)  1999    155,250    128,948      -      156,300      10,192
  Vice President,     1998    116,477    144,000      -         -          6,989
  Treasurer and
  Chief Financial
  Officer

  John J. Easton      1999    191,033    144,734      -      144,734      13,460
  Vice President      1998    182,411    142,234      -         -         13,304
                      1997    145,761    109,321      -         -         11,945

  LeGrande L. Young   1999    189,737    207,451      -      192,978      12,495
  Vice President,     1998    179,724    237,056      -         -          9,600
  Administration,     1997    160,620    161,255      -         -          9,600
  Secretary and
  General Counsel

  Craig R. Smith (5)  1999        -          -        -         -            -
                      1998     33,394        -        -         -            379
                      1997    283,511    411,419      -         -          9,600

(1)  Registrant has only four executive officers, including the CEO.
(2)  Payouts pursuant to the Strategic Plan Variable Compensation Program providing awards for a three-year strategic planning period based upon earnings per share achievements.
(3)  The numbers stated for each year recite Registrant contributions to Messrs.
     Canosa, Devlin, Easton and Young under its defined contribution plan [401(k)]
     in the amounts of $9,600, $9,410, $9,600 and $9,600, respectively, for 1999 and in the amounts of $9,600, $6,989, $9,600 and $9,600, respectively, for 1998;
     and to Messrs. Canosa, Easton, Young and Smith in the amounts of $9,424,
     $9,030, $9,600 and $9,600, respectively, for 1997.
(4)  Mr. Devlin was hired in March 1998 and accordingly had no compensation in 1997 from the Registrant.
(5)  Mr. Smith was formerly President and Chief Executive Officer but was terminated in January 1998.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option
Values

                                                                        Value of
                                                      Number of       Unexercised
                          Shares                     Unexercised      In-the-Money
                         Acquired                      Options          Options
                            on           Value        at 1/3/00        at 1/3/00
                         Exercise      Realized      Exercisable      Exercisable
        Name               (#)            ($)            (#)              ($)


Albert A. Canosa (CEO)     7,000         16,625         159,781          $ 20,886

John B. Devlin                -             -            22,000               -

John J. Easton             7,000         16,188          66,566          $ 20,037

LeGrande L. Young          7,000         15,750         133,908          $ 22,951


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

                                                    Dow Jones
                                                 Auto Parts and
                      Raytech  Dow Jones Equity  Equipment Index

       1994            $100         $ 98             $ 84
       1995              66          134              121
       1996              92          164              134
       1997             126          212              167
       1998              66          269              153
       1999              77          320              113

 * Total return assumes reinvestment of dividends.
** Based on closing index on the last trading day of the calendar year.

   Assumes $100 invested on January 3, 1994 in Raytech common stock, Dow Jones Equity Index, and Dow Jones Automotive
   Parts and Equipment Index.

Compensation Committee Report on Executive Compensation

            The Compensation Committee of the Board of Directors of the Registrant, consisting of three Directors, makes this report of its compensation policies applicable to the executive officers and the basis for the Chief Executive Officer's compensation for the last completed fiscal year.

            The compensation philosophy of the Compensation Committee is based upon the premise that all salaried personnel should be eligible to receive additional compensation for outstanding contribution to the Corporation and consists of the following two elements: a fixed base salary and a management incentive in variable amounts in accordance with the levels of eligibility and performance criteria. The objectives under this philosophy are to maintain an equitable internal classification of positions by grade, to maintain compensation opportunity equal to or greater than the competition, to provide for aggregate compensation related to performance achievement, to maintain an effective system of salary planning and control and to provide executives with the opportunity to earn additional compensation based on achievement of certain goals for the Corporation and its shareholders attributable to excellence in management and performance.

            To accomplish the compensation objectives, all salaried positions, including the Chief Executive Officer, are graded to reflect level of responsibility inherent in the position and market value. The grading takes into account the following factors: organizational relationships, knowledge requirements, impact potential on corporate profitability, scope of monetary responsibility and managerial control and the areas of functional responsibility requiring direction. The Compensation Committee considers all such factors but places no relative weight on any of the factors. Though the determination of executive compensation is performed in an organized manner, using documented criteria as referenced below, the Compensation
Committee retains full discretionary authority in establishing executive compensation.

            The base salary for executive officers is set in relation to the base salary policy and practice of other bonus paying employers in the metalworking/fabricating industry. The data source for determining the base salary practice of bonus paying employers is Hewitt Associates Total Compensation Measurement, which resulted from an integration of Management Compensation Services Project 777 Study and Hewitt's Compensation Data Base used in the past. This data source was selected as a model for executives' salaries based upon the similarities of industry, operations and products to the Registrant and the prestige of the sponsoring firm. Special pay practice surveys may be conducted if the Compensation Committee deems it appropriate in its discretion but have not done so within the last three years. The other bonus paying employers used in establishing the base salary of executives are listed in the reference Total Compensation Measurement. Of all industry groups of corporations set forth in the Total Compensation Measurement, the metalworking/fabricating group was determined by the Compensation Committee to be the closest and most fitting in type of operations, products and job responsibilities to the Registrant. The base salaries of executive officers, including the Chief Executive Officer, were generally low compared to the survey listed. Since this base salary tends to be lower than the salary policy of non-bonus paying employers, comparable levels of total compensation are achieved or exceeded only when the variable element of compensation is added to the base. To strengthen the executives commitment to improvement of the financial performance of the Corporation, the amount available for distribution as variable compensation in any year is determined by either the return on equity or earnings before tax at the Board's discretion. The formula necessitates that the Corporation achieve a stipulated earnings before tax or return on equity goal before variable compensation is paid. Payment of shareholder dividends in the year variable compensation is earned is a prerequisite to payment; provided, however, that such compensation may be paid in any event if the Board finds that unusual circumstances justify such payments.

            In accordance with the philosophy recited above, the Board stipulated earnings before tax goals in each of the fiscal years 1997, 1998 and 1999 based upon a Board approved Business Plan for each year. The stipulated earnings before tax goals were achieved for the years 1997, 1998 and 1999 resulting in variable compensation or bonus to the executive officers, including the Chief Executive Officer, as well as other key employees, in amounts established in the variable compensation plan. Earnings before tax are recited in the Registrant's 1999 Annual Report on Form 10-K herein. The total compensation of the executive officers in the years in which variable compensation or bonus was paid based on performance was high compared to the Project 777 survey grouping referenced above.

            The bonus opportunities in the 1999 fiscal year for executive officers and the Chief Executive Officer were therefore based on the following factors:

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

    (ii) The executive officers' positions all received a grade providing for variable compensation eligibility of 75% or 100% of each executive officer's base salary.

   (iii) The Chief Executive Officer's position received a grade providing for variable compensation eligibility of 100% of the Chief Executive Officer's base salary.
            The corporate earnings before tax goals stipulated by the Board for 1999 were met and exceeded in the amount of 104% resulting in a variable compensation opportunity to each executive officer of 104% of 75% or 100% of each such officer's base salary and resulting in variable compensation opportunity to the Chief Executive Officer of 104% of 100% of such officer's base salary. Actual variable compensation awarded was then determined by the evaluation of performance of each officer to specific written objectives submitted at the beginning of 1999.

            In addition to the variable compensation opportunities based upon achieving earnings before tax goals annually, the Variable Compensation Plan provides for long-term variable compensation opportunities for any three-year strategic planning period determined by earnings per share goals established at the Board's discretion. Being part of the Variable Compensation Plan, the strategic plan variable compensation program has an identical philosophy to the annual variable compensation program recited above. Additionally, the strategic plan variable compensation program is designed to (i) provide shareholder returns comparable to other high performance publicly traded companies; (ii) strengthen key management commitment to improve the long-term financial performance of the Corporation; (iii) provide key management with a shareholder perspective; and (iv) focus key employee resources on technology driven growth.

            In accordance with the recited philosophy above, the Board stipulated annual earnings per share goals for the strategic planning period beginning 1996 through 1999. The stipulated earnings per share goals were achieved for each of the years 1997, 1998 and 1999 resulting in long-term (three-year) variable compensation payouts to the executive officers, including the Chief Executive Officer, as well as other members of the strategic planning teams, in amounts established in the variable compensation plan. Each executive officer and the Chief Executive Officer were eligible for 100% of base salary. Earnings per share are recited in the Registrant's Annual Reports on Form 10-K for the years referenced above. The maximum award is limited to 100% of eligibility.

            Reiterating, the base salary of the Chief Executive Officer is based upon comparable positions in the metalworking/fabrication industry grouping of Project 777 and is low in comparison. The variable or bonus portion of the Chief Executive Officer compensation is subject to achievement of the earnings goals referenced above and is high in comparison to total compensation of other chief executive officers similarly positioned in Project 777. As stated, the achievement of the stipulated earnings before tax goal was directly related to the variable compensation or bonus received by the Chief Executive Officer in 1999 as well as prior years, and the long-term variable compensation related to strategic planning received in 1999.

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

                                        Compensation Committee
                                        Albert A. Canosa
                                        Donald P. Miller
                                        Robert B. Sims

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management

Directors

                                       Shares of Common  Stock
                                         Beneficially Owned
                                                      Percent
                                       Total          Of Class

    Robert L. Bennett                  28,048 (a)        .8%
    Albert A. Canosa                  161,781 (b)       4.4%
    Robert M. Gordon                   29,548 (c)        .8%
    Frederick J. Mancheski                -              -
    Donald P. Miller                   28,048 (c)        .8%
    Robert B. Sims                     28,048 (c)        .8%

Executive Officers

    Albert A. Canosa                  161,781 (d)       4.4%
    President and Chief
    Executive Officer

    John B. Devlin                     22,000 (e)        .6
    Vice President, Treasurer
    and Chief Financial Officer

    John J. Easton                     73,899 (f)       2.1%
    Vice President

    LeGrande L. Young                 140,908 (g)       3.9%
    Vice President, Administration,
    Secretary and General Counsel

All Directors and Executive Officers
    as a Group (9)                    512,280 (h)      12.9%

(a) Total represents 21,048 shares which Mr. Bennett holds the option to purchase within 60 days.
(b) Total includes 159,781 shares which Mr. Canosa holds the option to purchase within 60 days.
(c) Total represents 28,048 shares which the named Director holds the option to purchase within 60 days.
(d) Total includes 159,781 shares which Mr. Canosa holds the option to purchase within 60 days.
(e) Total includes 22,000 shares which Mr. Devlin holds the option to purchase within 60 days.
(f) Total includes 66,566 shares which Mr. Easton holds the option to purchase within 60 days.
(g) Total includes 133,908 shares which Mr. Young holds the option to purchase within 60 days.
(h) Total includes 487,447 shares which the Directors and Executive Officers as a group hold the option to purchase within 60 days.

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


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

(a)  The following financial statements are included in Part II,
     Item 8:

     (1)  Financial Statements

           Consolidated Balance Sheets - January 2, 2000
           and January 3, 1999

           Consolidated Statements of Operations for the 1999,
           1998 and 1997 fiscal years

           Consolidated Statements of Cash Flows for the 1999,
           1998 and 1997 fiscal years

           Consolidated Statements of Shareholders' Equity for the 1999, 1998 and 1997 fiscal years

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

      None


(c)  Index of Exhibits                                      Page

     3(a)   Certificate of Incorporation of Raytech (d)

     3(b)   By-laws of Raytech (d)

     4(a)   Amendment No. 1 to Form S-4 Registration
            Statement, Registration No. 33-7491 (b)

     10(a)  Raytech Corporation's 1980 Non-Qualified Stock
            Option Plan, as amended (c)

     10(a)  Raytech Corporation's 1990 Non-Qualified Stock
            Option Plan (h)

     10(b)  Raytech Corporation's Variable Compensation
            Program as amended and restated December 14, 1990 (g)

     10(c)  Amended and Restated Agreement and Plan of
            Merger dated as of September 4, 1986 (a)

     10(d) Stock Purchase Agreement dated March 30, 1987 between Raymark Industries, Inc. and Raytech
            Composites (e), Amendment dated July 18, 1991
            (i) and Amendment dated December 21, 1992 (j)

     10(e) Asset Purchase Agreement dated October 29, 1987 between Raymark Industries, Inc. and Raytech Composites, Inc. (e), Amendment dated July 18, 1991 (i) and Amendment dated December 21, 1992 (j)

     10(f) Stock Purchase Agreement dated May 18, 1988 between Raytech Corporation and Asbestos
            Litigation Management, Inc. (f)

     10(g) Asset Purchase Agreement (Notarial Deed) dated June 19, 1992 between Ferodo Beral
            GmbH and Raytech Composites, Inc. and
            Raybestos Reibbelag GmbH (j)

     10(h)  Loan Agreement dated September 16, 1993 between
            Raytech Composites, Inc. and Raymark Industries,
            Inc. (k)

     10(i)  Loan Agreement dated January 10, 1994 between
            Raytech Composites, Inc. and Raymark Industries,
            Inc. (k)

                                                             Page


     10(j)  Loan and Security Agreement dated March 29,
            1995 between Raybestos Products Company and
            The CIT Group/Credit Finance, Inc. (l)

     10(k)  Loan and Security Agreement dated November 21,
            1997 between Raybestos Products Company and
            Nations credit Commercial Corporation (m)

     10(l)  Memorandum of Understanding dated July 23, 1998
            Re. Consensual Plan of Reorganization (n)

     22     Subsidiaries of Raytech                           116

     24     Consent of Independent Accountants                118


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

     (f)  Included as an Exhibit to Registrant's Report on Form
          10-K filed with the Securities and Exchange Commission on March 29, 1989.

     (g)  Included as an Exhibit to Registrant's Report on Form
          10-K filed with the Securities and Exchange Commission on March 20, 1991.

     (h)  Included in Registrant's Registration Statement on Form
          S-8 (Registration No. 33-42420) filed with the
          Securities and Exchange Commission on August 23, 1991

     (i)  Included as an Exhibit to Registrant's Report on Form
          10-Q filed with the Securities and Exchange Commission on September 29, 1991, as amended by Form 8 filed on February 27, 1992.

     (j)  Included as an Exhibit to Registrant's Report on Form
          10-K filed with the Securities and Exchange Commission on March 22, 1993.

     (k)  Included as an Exhibit to Registrant's Report on Form
          10-K filed with the Securities and Exchange Commission on March 14, 1994.

     (l)  Included as an Exhibit to Registrant's Report on Form
          10-Q filed with the Securities and Exchange Commission on April 2, 1995.

     (m)  Included as an Exhibit to Registrant's Report on Form
          10-K filed with the Securities and Exchange Commission on March 18, 1998.

     (n)  Included as an Exhibit to Registrant's Report on Form
          10-Q filed with the Securities and Exchange Commission on November 6, 1998.

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

 (d) The Index to Consolidated Financial Statements and Financial
     Statement Schedules is included beginning on page 113 hereafter.

             Index To Consolidated Financial Statements





                                                              Page
   Financial Statements:

     Consolidated Balance Sheets as of
     January 2, 2000 and January 3, 1999                       42

     Consolidated Statements of Operations
     for the 1999, 1998 and 1997 Fiscal Years                  43

     Consolidated Statements of Cash Flows
     for the 1999, 1998 and 1997 Fiscal Years                  44

     Consolidated Statements of Shareholders'
     Equity for the 1999, 1998, and 1997
     Fiscal Years                                              45

     Notes to Consolidated Financial Statements                46

     Report of Independent Accountants                         96















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

                                   RAYTECH CORPORATION


                                   By: /s/ALBERT A. CANOSA
                                   Albert A. Canosa
                                   President and
                                   Chief Executive Officer

Date:  March 24, 2000


                             SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on March 24, 2000.


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