Form 10-Q
period 2000-04-02
RAYTECH CORP
filed 2000-05-08
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended April 2, 2000, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from          to

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


                  Yes   X              No

As of May 3, 2000, 3,480,904 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.


                             Page 1 of 34




                         RAYTECH CORPORATION

                                INDEX


                                                            Page
                                                          Number

PART I.   UNAUDITED FINANCIAL INFORMATION:

Item 1.   Condensed Consolidated Balance Sheets
          at April 2, 2000(Unaudited) and January 2, 2000    3

          Condensed Unaudited Consolidated Statements of
          Operations for the thirteen weeks ended
          April 2, 2000 and April 4, 1999                    4

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the thirteen weeks
          ended April 2, 2000 and April 4, 1999              5

          Condensed Unaudited Consolidated Statements of
          Shareholders' Equity for the thirteen weeks
          ended April 2, 2000 and April 4, 1999              6

          Notes to Condensed Unaudited Consolidated
          Financial Statements                               7

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     20

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                 24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 25

Item 6.   Exhibits and Reports on Form 8-K                  34

          Signature                                         35








                                  -2-



RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
                                                                  April 2,     Jan. 2,
                                                                    2000       2000
At                                                               (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents                                     $ 10,086     $ 10,746
  Trade accounts receivable, net                                  36,865       31,804
  Inventories                                                     33,644       33,325
  Other current assets                                             6,970        8,169
      Total current assets                                        87,565       84,044
Property, plant and equipment                                    182,480      180,202
  Less accumulated depreciation                                 (100,270)     (98,130)
      Net property, plant and equipment                           82,210       82,072
Intangible assets                                                 19,867       20,074
Other assets                                                       2,482        2,496
Total assets                                                    $192,124     $188,686

LIABILITIES
Current liabilities
  Notes payable                                                 $ 17,986     $ 19,175
  Current portion of long-term debt - Raymark                     11,167       11,167
  Current portion of long-term debt                                1,338        1,362
  Accounts payable                                                18,477       18,505
  Accrued liabilities                                             23,710       22,634
      Total current liabilities                                   72,678       72,843

Long-term debt due to Raymark                                      7,659        9,206
Long-term debt                                                     6,651        6,581
Postretirement benefits other than pensions                       12,323       12,132
Other long-term liabilities                                        7,522        7,136
Total liabilities                                                106,833      107,898

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preferred stock, no par value
    800,000 shares authorized, none issued & outstanding              -            -
  Common stock, par value $1.00
    7,500,000 shares authorized, 5,612,963 issued
    at April 2, 2000 and January 2, 2000                           5,613        5,613
Additional paid in capital                                        70,562       70,564
Retained earnings                                                 14,157        9,337
Accumulated other comprehensive loss                                (480)        (165)
                                                                  89,852       85,349
Less treasury shares at cost                                      (4,561)      (4,561)
      Total shareholders' equity                                  85,291       80,788
Total liabilities and shareholders' equity                      $192,124     $188,686

The accompanying notes are an integral part of these statements.

                       RAYTECH CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share data)
                           (unaudited)







                                                      April 2,       April 4,
For the 13 Weeks Ended                                  2000           1999


Net sales                                           $ 67,475        $ 67,343
Cost of sales                                        (49,366)        (50,817)

  Gross profit                                        18,109          16,526

Selling, general and administrative expenses          (8,734)         (8,461)

  Operating profit                                     9,375           8,065

Interest expense                                        (509)           (367)
Interest expense - Raymark                               (70)            (70)
Other income (expense), net                              310             (29)

Income before provision for income taxes
  and minority interest                                9,106           7,599
Provision for income taxes                            (3,825)         (2,505)
Income before minority interest                        5,281           5,094

Minority interest                                       (461)           (606)

Net income                                          $  4,820        $  4,488

Basic earnings per share                            $   1.38        $   1.31

Diluted earnings per share                          $   1.36        $   1.29

The accompanying notes are an integral part of these statements.

                         RAYTECH CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)









                                                       April 2,     April 4,
For the 13 Weeks Ended                                   2000         1999

    Net cash provided by operating activities         $  4,400      $ 7,537

Cash flow from investing activities:
  Capital expenditures                                  (4,126)      (5,554)
  Proceeds on sales of property, plant and equipment        69           74
    Net cash used in investing activities               (4,057)      (5,480)

Cash flow from financing activities:
  Cash overdraft                                         1,475        2,596
  Net payments on short-term borrowings                 (1,063)      (4,492)
  Principal payments on long-term debt                     (91)         (73)
  Proceeds from long-term borrowings                       261          -
  Payments on borrowings from Raymark                   (1,547)      (1,201)
  Other                                                     (2)         -

    Net cash used in financing activities                 (967)      (3,170)

Effect of exchange rate changes on cash                    (36)         (88)

Net change in cash and cash equivalents                   (660)      (1,201)

Cash and cash equivalents at beginning of period        10,746        7,482

Cash and cash equivalents at end of period             $10,086      $ 6,281


The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except shares)
                               (unaudited)


                                                                            Treasury
                                                Retained     Accumulated     Shares
                                   Additional   Earnings       Other         At Cost
                            Common   Paid in  (Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit)   (Loss) Income    Shares)     Total

Balance,
 January 3, 1999           $5,553   $70,501    $ (7,027)     $   (169)     $(4,561)     $64,297

Comprehensive income:

  Net income                                      4,488                                   4,488

  Changes during
   the period                                                      70                        70

Total comprehensive
  income                                          4,488            70                     4,558

Balance,
 April 4, 1999             $5,553   $70,501     $(2,539)      $   (99)     $(4,561)     $68,855




Balance,
 January 2, 2000           $5,613   $70,564     $ 9,337      $  (165)      $(4,561)     $80,788

Comprehensive income:

  Net income                                      4,820                                   4,820


  Changes during
   the period                                                   (315)                      (315)

Total comprehensive
  income                                          4,820         (315)                     4,505
Purchase of subsidiary stock             (2)                                                 (2)

Balance,
  April 2, 2000            $5,613   $70,562     $14,157      $  (480)      $(4,561)     $85,291




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

        In August 1999, a bar date was set for filing claims against Raytech by the Bankruptcy Court. The Court appointed claims agent reported in November 1999 that approximately 3200 claims were filed as of the bar date. Such claims are being analyzed but appear to be separated into asbestos personal injury, asbestos property damage, environmental, including the EPA and State of Connecticut, pension/retiree benefits and other employee related claims and other contractual and general categories. The total amounts claimed, not including unliquidated claims, exceeded $300 billion. Claims believed invalid by the debtor were objected to and the Bankruptcy Court expunged many claims following hearings in February 2000. All claims proven valid will be dealt with through the plan of reorganization at confirmation.

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

        Pursuant to the Memorandum of Understanding, a consensual plan of reorganization (the "Plan") has been prepared and filed in the Bankruptcy Court in April 2000 along with the disclosure statement with respect to the Plan. Allowed claims under the Plan will fall into five classes, including priority, secured, general unsecured, affiliate and shareholder. Most allowed claims will fall into the general unsecured class and will be paid through the 90% equity contribution, including all asbestos-related claims, environmental claims, employee-related claims and contractual and general claims.

        The confirmation process, which is underway and currently being considered by the Bankruptcy Court, includes the approval of the Plan and supporting disclosure statement, an estimation of claims, a vote by creditors and final confirmation by the Bankruptcy Court. It is possible that the confirmation will occur in 2000; however, the timing and terms of the final Plan cannot be predicted with certainty.

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim, subject, however, to several remaining issues of coverage to be decided, which remain pending. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. In April 2000, the United States Environmental Protection Agency issued a subpoena for information to determine compliance with federal environmental regulations. For any liability not covered by insurance, the Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

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

        In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of Advanced Friction Materials Company ("AFM") in the U.S. District Court, Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,300 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3,330. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1,337. Hartwick has been arrested by the State of Michigan under 13 counts of embezzlement. In April, Hartwick pled no contest to the charges, and his sentencing is pending.

        In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044, $3,022 paid at closing and the balance of $3,022 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1,500 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022 is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. An answer has been filed and discovery is underway.

        In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping

Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment was filed by the plaintiffs and was ruled upon in March 2000. The ruling granted plaintiffs summary judgment on several of the counts but denied summary judgment with respect to the claims against Mr. Smith for the stripping of assets from Raymark and its creditors for the reason that there was insufficient evidence of insolvency of Raymark giving plaintiffs standing to file the claim. The Court invited plaintiffs to file for reconsideration of the denial with sufficient evidence of insolvency of Raymark at the time Mr. Smith expropriated the assets. Such motion for reconsideration was filed in April 2000 and is pending.

        Costs incurred by the Company for asbestos related liabilities are subject to indemnification by Raymark under the 1987 acquisition agreements. By agreement, in the past, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993.
The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995, 1996, 1997, 1998, 1999 and 2000 were applied as a reduction of the note obligations pursuant to the agreements.

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



NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying condensed unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of April 2, 2000 and the results of operations and cash flows for the thirteen weeks ended April 2, 2000 and April 4, 1999. All adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year ended January 2, 2000.

        Certain amounts for the prior period's Statement of Cash
Flows have been reclassified to conform to the current period's presentation.


NOTE C - INVENTORIES

        Net, inventories consist of the following:

                              April 2, 2000   January 2, 2000

         Raw material           $ 10,576         $ 10,883
         Work in process           8,381            9,177
         Finished goods           14,687           13,265

                                $ 33,644         $ 33,325

NOTE D - EARNINGS PER SHARE

                                             For the 13 Weeks Ended
                                       April 2, 2000     April 4, 1999

Basic EPS Computation

Numerator:

  Net income                           $    4,820        $    4,488

Denominator:

  Weighted average shares               3,480,904         3,421,395

Basic earnings per share               $     1.38        $      1.31



Diluted EPS Computation

Numerator:

  Net income                           $    4,820        $    4,488

Denominator:

  Weighted average shares               3,480,904         3,421,395

  Dilutive potential common shares         65,335            49,727

  Adjusted weighted average shares      3,546,239         3,471,122

Diluted earnings per share             $     1.36        $     1.29



Options to purchase 495,000 and 496,000 shares of common stock at $4.25 were outstanding during the thirteen weeks ended April 2, 2000 and April 4, 1999, respectively, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than average market price of the common shares.

See Note A regarding the potential dilutive effect of the Company's plan of reorganization.

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

OPERATING SEGMENTS


                                               For the 13 Weeks Ended
                                        April 2, 2000         April 4, 1999

Wet Friction
Net sales to external
  customers                               $ 44,049              $ 40,691
Intersegment net sales (1)                   3,137                 3,723
Total net sales                           $ 47,186              $ 44,414

Operating profit (2)                      $  6,362              $  4,680

Aftermarket
Net sales to external
  customers                               $ 15,017              $ 17,330
Intersegment net sales (1)                       8                     5
Total net sales                           $ 15,025              $ 17,335

Operating profit (2)                      $  2,599              $  3,052

Dry Friction
Net sales to external
  customers                               $  8,409              $  9,322
Intersegment net sales (1)                     316                    27
Total net sales                           $  8,725              $  9,349

Operating profit (2)                      $  1,009              $    616

Corporate

Operating profit (2,3)                    $   (864)             $   (749)

Total Segments
Net sales to external
  customers                               $ 67,475              $ 67,343
Intersegment net sales (1)                   3,461                 3,755
Total net sales                           $ 70,936              $ 71,098


Consolidated operating profit (2)         $  9,106              $  7,599

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

Note F - Income Taxes


     The effective tax rate for the thirteen-week period ended April 2, 2000 was 42 percent compared to 33 percent for the same period in the prior year. In the prior period, the tax rate was reduced by the effect of certain legal and other costs deducted for tax purposes but offset against the principal balance of the Raymark note payable in connection with an indemnification agreement with Raymark. The offset against the principal balance of the Raymark note has been substantially utilized and this tax benefit is no longer available. This issue accounts for substantially all of the 9 percent increase in the effective tax rate.

     The Company has in process an Internal Revenue Service tax audit for the 1996, 1997, and 1998 fiscal years. The IRS has advised the Company that it is reviewing the deductibility of certain bankruptcy related costs, which are included in the indemnification agreement with Raymark, based on a 1999 Bankruptcy Court ruling of an unrelated taxpayer. The amount and specific nature of costs that could be contested has not been specified. The Company has deducted approximately $16.0 million of such costs through April 2, 2000 and continues to believe that these costs are deductible. At this time it is not possible to assess the likelihood or amount of any IRS claim; however, should the IRS assert a claim and prevail, an adjustment related to prior year tax accruals would be required.

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

Results of Operations and Liquidity and Capital Resources

     Raytech Corporation recorded net income for the thirteen-week period ended April 2, 2000 of $4.8 million or $1.38 per basic share as compared to $4.5 million or $1.31 per basic share for the same period in the prior year. The earnings were driven by strong performance in the Wet Friction segment, which recorded increased sales of $2.8 million or 6.2% and increased operating profit of $1.7 million or 36.2% over the same period in 1999. The Dry Friction segment posted reduced sales of $.6 million and improved operating profit of $.4 million while the Aftermarket segment recorded lower sales of $2.3 million and lower operating profit of $.5 million compared to the same period in 1999. Increases in operating profit were offset by a higher tax rate in the first quarter 2000 compared to the first quarter of 1999.

Net Sales

     Worldwide net sales of $67.5 million for the thirteen-week period ended April 2, 2000 was comparable to the recorded sales amount of $67.3 million for the same period in the prior year.

     The Wet Friction segment reported increased sales of $2.8 million over 1999 sales for the same period. Total sales of $47.2 million for the first quarter of 2000 reflected an increase in the demand for agricultural products and certain heavy duty products of $1.2 million over the first quarter results for 1999.
Additionally, the automotive and light truck component of the Wet Friction segment recorded improved sales of $1.6 million over the same period in 1999. Domestic car and light truck sales continue at the record 1999 levels through the first quarter of 2000 and are anticipated to remain at these levels throughout the remainder of the year.

     Sales in the Aftermarket segment of $15.0 million in the thirteen-week period ended April 2, 2000 were $2.3 million less than the recorded sales in the same period as the prior year. The light winter weather contributed to the lower sales as compared to 1999 results.

     The Dry Friction segment recorded sales of $8.7 million for the first quarter of 2000, a $.6 million decrease from 1999 first quarter results. The foreign exchange conversion rate decline in

2000 compared to 1999 accounted for substantially the entire difference.


Operating Profits

     The following discussion of operating results by industry segment relates to information contained in Note E - Segment Reporting in the Notes to Condensed Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

     Operating profits increased $1.5 million or 19.7 percent in the first quarter of 1999 to $9.1 million as compared to $7.6 million in the first quarter of 1999.

     The Wet Friction segment posted operating profits of $6.4 million as compared to $4.7 million in 1999, an increase of $1.7 million or 36.2 percent. The improved earnings reflect improved operating efficiencies and reduced materials costs over the prior year as well as improved sales volume.

     The Aftermarket segment recorded operating profit for the thirteen-week period ended April 2, 2000 of $2.6 million, a reduction of $.5 million compared to 1999 results for the same period. The reduced operating profit reflects the impact of reduced sales, compared period-to-period, of $2.3 million.

     The Dry Friction segment recorded operating profit for the first quarter of 2000 of $1.0 million reflects an increase of $.4 million over 1999 results for the same period. The improved operating profits were achieved on $.6 million less in sales and reflects continued improvement in materials costs.

Income Taxes

     The effective tax rate for the thirteen-week period ended April 2, 2000 was 42 percent compared to 33 percent for the same period in the prior year. In the prior period, the tax rate was reduced by the effect of certain legal and other costs deducted for tax purposes but offset against the principal balance of the Raymark note payable in connection with an indemnification agreement with Raymark. The offset against the principal balance of the Raymark note has been substantially utilized and this tax benefit is no longer available. This issue accounts for substantially all of the 9 percent increase in the effective tax rate.

     The Company has in process an Internal Revenue Service tax audit for the 1996, 1997, and 1998 fiscal years. The IRS has advised the Company that it is reviewing the deductibility of certain bankruptcy related costs, which are included in the indemnification agreement with Raymark, based on a 1999 Bankruptcy

Court ruling of an unrelated taxpayer. The amount and specific nature of costs that could be contested has not been specified.
The Company has deducted approximately $16.0 million of such costs through April 2, 2000 and continues to believe that these costs are deductible. At this time it is not possible to assess the likelihood or amount of any IRS claim; however, should the IRS assert a claim and prevail, an adjustment related to prior year tax accruals would be required.

Outlook

     The statements continued in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

    The Company expects to continue to face an increasingly competitive automotive environment and a steady state for the demand in certain agricultural machine products. Our major customers in the automotive industry face an increased competitive automotive environment which is likely to continue to limit Raytech's pricing flexibility in the near term. Although there are indications the Asian economies have begun to stabilize, the Asian economic difficulties could have an unfavorable effect on overall economic conditions in the U. S. and Canada, where our major customers' sales are concentrated.

     With regard to the Company's agricultural equipment operations, worldwide farm commodity prices remain at low levels. Under these conditions, it is expected that retail demand for agricultural equipment will be consistent with 1999 levels. The Company expects demand for certain heavy duty products will be reduced through the remainder of 2000 based on a review of its current order bank. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for 2000 to ensure the Company's production meets demand.

     The Aftermarket segment, which recorded record sales in 1999, is expected to remain at the 1999 revenue level. The demand for aftermarket transmission products has been slowed by a generally mild winter in many parts of the country.

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

     The Company's outlook for 2000 worldwide sales and revenue anticipates sales and revenues to be at the same level as compared to 1999.

Financial Risks

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

Safe Harbor Statement

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Outlook" heading above and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including the many interrelated factors that determine consumer confidence, including worldwide demand for automotive and heavy duty products, general economic conditions, the environment, actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates (including the effect of conversion to and from the euro); technological difficulties; accounting standards, and other risks and uncertainties. Further information, including factors that potentially could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled $10.1 million at April 2, 2000 compared to $10.7 million at January 2, 2000.
Capital investment for the three-month period totaled $4.1 million. The level of capital investment is consistent with planned expenditures in both periods.

     The Company uses collateralized lines of credit for funding purposes in the United States. Currently, the outstanding balances from available lines of credit are $14.1 million, with $7.5 million available in additional borrowings. The Company's foreign subsidiaries have outstanding balances from available lines of credit amounting to $3.9 million with available unused lines of credit amounting to $.6 million, which expire upon demand. The Company believes that cash provided by operations will provide sufficient liquidity to meet its funding requirements.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See Item 2.



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

        In August 1999, a bar date was set for filing claims against Raytech by the Bankruptcy Court. The Court appointed claims agent reported in November 1999 that approximately 3200 claims were filed as of the bar date. Such claims are being analyzed but appear to be separated into asbestos personal injury, asbestos property damage, environmental, including the EPA and State of Connecticut, pension/retiree benefits and other employee-related claims and other contractual and general categories. The total amounts claimed, not including unliquidated claims, exceeded $300 billion. Claims believed invalid by the debtor were being objected to and the Bankruptcy Court expunged many claims following hearings in February 2000. All claims proven valid will be dealt with through the plan of reorganization at confirmation.

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

        Pursuant to the Memorandum of Understanding, a consensual plan of reorganization (the "Plan") has been prepared and filed in the Bankruptcy Court in April 2000 along with the disclosure statement with respect to the Plan. Allowed claims under the Plan will fall into five classes, including priority, secured, general unsecured, affiliate and shareholder. Most allowed claims will fall into the general unsecured class and will be paid through the 90% equity contribution, including all asbestos-related claims, environmental claims, employee-related claims and contractual and general claims.

        The confirmation process, which is underway and currently being considered by the Bankruptcy Court, includes the approval of the Plan and supporting disclosure statement, an estimation of claims, a vote by creditors and final confirmation by the Bankruptcy Court. It is possible that the confirmation will occur in 2000; however, the timing and terms of the final Plan cannot be predicted with certainty.

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility.
In June, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim, subject, however, to several remaining issues of coverage to be decided, which remain pending. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. In April 2000, the United States Environmental Protection Agency issued a subpoena for information to determine compliance with federal environmental regulations. For any liability not covered by insurance, the Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

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

        In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of Advanced Friction Materials Company ("AFM") in the U.S. District Court, Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,300 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3,330. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1,337. Hartwick has been arrested by the State of Michigan under 13 counts of embezzlement. In April 2000, Hartwick pled no contest to the charges and his sentencing is pending.

        In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044, $3,022 paid at closing and the balance of $3,022 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1,500 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022 is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. An answer has been filed and discovery is underway.

        In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment was filed by the plaintiffs and was ruled upon in March 2000. The ruling granted plaintiffs summary judgment on several of the counts but denied summary judgment with respect to the claims against Mr. Smith for the stripping of assets from Raymark and its creditors for the reason that there was insufficient evidence of insolvency of Raymark, giving plaintiffs standing to file the claim. The Court invited plaintiffs to file for reconsideration of the denial with sufficient evidence of insolvency of Raymark at the time Mr. Smith expropriated the assets. Such motion for reconsideration was filed in April 2000 and is pending.

        Costs incurred by the Company for asbestos related liabilities are subject to indemnification by Raymark under the 1987 acquisition agreements. By agreement, in the past, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred in 1994, 1995, 1996, 1997, 1998, 1999 and 2000 were applied as a reduction of the note obligations pursuant to the agreements.

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

Date: May 8, 2000