Form 10-Q
period 2000-07-02
RAYTECH CORP
filed 2000-08-14
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended July 2, 2000, or

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


                  Yes   X              No

As of August 11, 2000, 3,519,313 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.


                             Page 1 of 38




                         RAYTECH CORPORATION

                                INDEX


                                                            Page
                                                          Number

PART I.  UNAUDITED FINANCIAL INFORMATION:

Item 1.   Condensed Consolidated Balance Sheets
          at July 2, 2000 (Unaudited) and January 2, 2000    3

          Condensed Unaudited Consolidated Statements of
          Operations for the thirteen and twenty-six
          weeks ended July 2, 2000 and July 4, 1999          4

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the twenty-six  weeks
          ended July 2, 2000 and July 4, 1999                5

          Condensed Unaudited Consolidated Statements of
          Shareholders' Equity for the twenty-six weeks
          ended July 2, 2000 and July 4, 1999                6

          Notes to Condensed Unaudited Consolidated
          Financial Statements                               7

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     21

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                 26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 27

Item 6.   Exhibits and Reports on Form 8-K                  37

          Signature                                         38








                                  -2-


RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
                                                                   July 2,     Jan. 2,
                                                                    2000        2000
At                                                               (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents                                   $    10,788    $ 10,746
  Trade accounts receivable, net                                   33,273      31,804
  Inventories                                                      32,581      33,325
  Other current assets                                              7,018       8,169
      Total current assets                                         83,660      84,044
Property, plant and equipment                                     183,617     180,202
  Less accumulated depreciation                                  (101,993)    (98,130)
      Net property, plant and equipment                            81,624      82,072
Intangible assets                                                  19,588      20,074
Deferred income taxes                                             140,774         304
Other assets                                                        2,318       2,192
Total assets                                                  $   327,964    $188,686

LIABILITIES
Current liabilities
  Notes payable                                               $    14,251    $ 19,175
  Current portion of long-term debt - Raymark                      11,167      11,167
  Current portion of long-term debt                                 1,251       1,362
  Accounts payable                                                 17,723      18,505
  Accrued liabilities                                              20,347      22,634
      Total current liabilities                                    64,739      72,843
Liabilities subject to compromise                               7,208,933          -
Long-term debt due to Raymark                                       5,802       9,206
Long-term debt                                                      6,773       6,581
Postretirement benefits other than pensions                        12,579      12,132
Other long-term liabilities                                         7,793       7,136
Total liabilities                                               7,306,619     107,898
Commitments and Contingencies

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
  Cumulative preferred stock, no par value
    800,000 shares authorized, none issued & outstanding              -            -
  Common stock, par value $1.00
    7,500,000 shares authorized, 5,651,372 and 5,612,963
    issued and outstanding at July 2, 2000 and
    January 2, 2000, respectively                                   5,651       5,613
Additional paid in capital                                         70,631      70,564
Retained earnings (accumulated deficit)                        (7,049,671)      9,337
Accumulated other comprehensive loss                                 (705)       (165)
                                                               (6,974,094)     85,349
Less treasury shares at cost                                       (4,561)     (4,561)
      Total shareholders' equity (deficit)                     (6,978,655)     80,788
Total liabilities and shareholders' equity (deficit)          $   327,964    $188,686

The accompanying notes are an integral part of these statements.

                       RAYTECH CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share data)
                           (unaudited)






                                       For the 13 Weeks Ended     For the 26 Weeks Ended
                                         July 2,      July 4,     July 2,        July 4,
                                          2000         1999        2000           1999


Net Sales                            $    61,122     $ 65,833  $   128,597    $ 133,176
Cost of sales                            (46,298)     (49,482)     (95,664)    (100,299)

       Gross profit                       14,824       16,351       32,933       32,877

Selling and administrative expenses       (8,157)      (8,371)     (16,891)     (16,832)

       Operating profit                    6,667        7,980       16,042       16,045

Interest expense                            (471)        (451)        (980)        (818)
Interest expense - Raymark                   (70)         (70)        (140)        (140)
Other income, net                            318          372          628          343
Income before provision for asbestos
  litigation, provision for environmental
  and other claims, income taxes
  and minority interest                    6,444        7,831       15,550       15,430

Provision for environmental and
  other claims                          (447,750)         -       (447,750)         -
Provision for asbestos litigation     (6,760,000)         -     (6,760,000)         -
(Loss) income before income taxes
  and minority interest               (7,201,306)       7,831   (7,192,200)      15,430
Income tax benefit (provision)           137,761       (1,969)     133,936       (4,474)
(Loss) income before minority
  interest                            (7,063,545)       5,862   (7,058,264)      10,956

Minority interest                           (283)        (523)        (744)      (1,129)

Net (loss) income                    $(7,063,828)    $  5,339  $(7,059,008)   $   9,827

Basic (loss) earnings per share      $ (2,023.70)    $   1.56  $ (2,025.12)   $    2.87

Diluted (loss) earnings per share    $ (2,023.70)    $   1.53  $ (2,025.12)   $    2.82

    2
The accompanying notes are an integral part of these statements.

                         RAYTECH CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)


                                                        July 2,      July 4,
For the 26 Weeks Ended                                   2000         1999


Cash flows from operating activities:
  Net (loss) income                                $(7,059,008)    $  9,827
    Adjustments to reconcile net (loss) income
      to net cash provided by operations:
    Deferred income tax                               (140,470)         -
    Depreciation and amortization                        6,385        5,657
    Provision for asbestos litigation,
      environmental and other claims                 7,207,750          -
    Income applicable to minority interest,
      net of dividends                                     744        1,129
    Changes in operating assets and liabilities
      and other items                                      325       (5,944)
    Net cash provided by operating activities           15,726       10,669

Cash flow from investing activities:
  Capital expenditures                                  (6,831)     (10,562)
  Proceeds on sales of property, plant and equipment        84          359
    Net cash used in investing activities               (6,747)     (10,203)

Cash flow from financing activities:
  Cash overdraft                                          (993)       2,467
  Net (payments) borrowings on short-term notes         (4,822)         292
  Principal payments on long-term debt                    (186)        (113)
  Proceeds from long-term borrowings                       403        1,072
  Payments on borrowings from Raymark                   (3,404)      (2,330)
  Proceeds from exercise of stock options                  105          -

    Net cash (used in) provided by financing
      activities                                        (8,897)       1,388

Effect of exchange rate changes on cash                    (40)        (151)

Net change in cash and cash equivalents                     42        1,703

Cash and cash equivalents at beginning of period        10,746        7,482

Cash and cash equivalents at end of period         $    10,788     $  9,185


The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except shares)
                               (unaudited)


                                                                            Treasury
                                                Retained     Accumulated     Shares
                                   Additional   Earnings       Other         At Cost
                            Common   Paid in  (Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit)       Loss         Shares)     Total


Balance,
 January 3, 1999           $5,553   $70,501    $ (7,027)     $   (169)     $(4,561)     $64,297

Comprehensive income:

  Net income                                      9,827                                   9,827

  Changes during
   the period                                                    (923)                     (923)

Total comprehensive
  income                                          9,827          (923)                    8,904

Balance,
 July 4, 1999              $5,553   $70,501     $ 2,800       $(1,092)     $(4,561)     $73,201




Balance,
 January 2, 2000           $5,613   $70,564     $ 9,337      $  (165)      $(4,561)     $80,788

Comprehensive loss:

  Net loss                                   (7,059,008)                             (7,059,008)


  Changes during
   the period                                                   (540)                      (540)

Total comprehensive loss                     (7,059,008)        (540)                (7,059,548)
Stock options exercised
  (38,409 shares)              38        67                                                 105

Balance,
  July 2, 2000             $5,651   $70,631 $(7,049,671)     $  (705)      $(4,561) $(6,978,655)




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

        In August 1999, a bar date was set for filing claims against Raytech by the Bankruptcy Court. The Court appointed claims agent reported in November 1999 that approximately 3200 claims were filed as of the bar date. Such claims were categorized into asbestos personal injury, asbestos property damage, environmental, including the EPA and State of Connecticut, pension/retiree benefits and other employee related claims and other contractual and general categories. The total amounts claimed, not including unliquidated claims, exceeded $300 billion. Claims believed invalid by the debtor were objected to and the Bankruptcy Court expunged many claims following hearings in February 2000. All claims proven valid will be dealt with through the plan of reorganization at confirmation.

        By Bankruptcy Court order, the bar date referenced above did not apply to asbestos-related personal injury ("Asbestos") claimants although many filed claims pursuant to the terms of the bar date. In order to comply with the mandatory estimation of all claims against the debtor in the confirmation process, Raytech, the creditors' committee and the Government entered into discussions to attempt to make estimations of the Asbestos and Government claims not subject to the bar date. The discussions resulted in an agreement on the estimate of such Asbestos and Government claims, and accordingly, a motion was filed in the Bankruptcy Court for an allowance of Asbestos claims of $6.760 billion and Government claims of $431.8 million for purposes of voting and distribution under the terms of the Plan. In March 2000, the Bankruptcy Court entered an interim order allowing such amounts as general unsecured claims subject to an objection period through June 2000 and the completion of the initial vote of the plan of confirmation on July 7, 2000. As a result of the resolution of the objections raised with only a slight modification to the plan and the overwhelming favorable response to the initial vote, management is substantially certain that the plan will be confirmed and that the estimate of the $7.2 billion of allowed claims will be finally approved by the Bankruptcy Court. Accordingly, Raytech has recorded a charge and related liability in the accompanying financial statements in the amount of the estimated amount of allowed claims. Such estimations are recorded as liabilities subject to compromise since it is expected that the distributions under the Plan with respect to such claims will be lesser amounts consisting of a 90% equity distribution in reorganized Raytech at confirmation pursuant to the Plan referenced above in this Note A. Upon the effective daten of the Plan, Raytech will utilize the "fresh start" reporting principles contained in the AICPA's Statement of Position 90-7, which will result in adjustments relating to the amounts and classification of recorded assets and liabilities determined as of the effective date. Under the Plan, the ultimate consideration to be received by all unsecured creditors will be covered under the referenced 90% equity distribution and will be substantially less than amounts shown in the accompanying financial statements. However, until the Plan is confirmed by the Court, the Company cannot be certain of confirmation and the ultimate amount creditors will be entitled to receive.

        In April 1999, separate adversary actions were filed in the Bankruptcy Court by the retiree committee and the Pension Benefit Guarantee Corporation, respectively, seeking judgments that retirees and pensioners of Raymark have rights as claimants for their benefits in the Raytech bankruptcy estate on the basis of successor liability. Both matters have been heard and decided by the Bankruptcy Court in 1999. In the retiree case, the Court ruled that the Raymark Trustee had the right to terminate the welfare benefit programs and accordingly that liability could not be transferred to Raytech. A motion for reconsideration was denied by the Court. In July 2000, the appellate court affirmed the Bankruptcy Court's decision not to transfer the retiree liability to Raytech. In the pension case, the Court ruled that Raytech has the liability to pay the Raymark pensions based on successor liability. Appeals of the decisions were filed. However, as a result of the adverse pension case decision, Raytech has recorded a charge and related liability in an estimated amount of $16 million in the accompanying financial statements. Such charged liability is subject to compromise based on the pending appeal of the decision and confirmation of the plan of reorganization.

        In 1991, an environmental claim was filed by the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, including submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan acceptable to the DER. The estimated cost for Raymark to comply with the order was $1.2 million. The DER has notified the Company that Raymark has failed to comply with its obligations under the Consent Order. In July 2000, Raymark has contracted to sell its Pennsylvania manufacturing facility and the buyer has agreed to comply with the order on behalf of Raymark.

        Pursuant to the Memorandum of Understanding, a consensual plan of reorganization (the "Plan") has been prepared and filed in the Bankruptcy Court in April 2000 along with the disclosure statement with respect to the Plan. Allowed claims under the Plan fall into five classes, including priority, secured, general unsecured, affiliate and shareholder. Most allowed claims fall into the general unsecured class and will be paid through the 90% equity contribution, including all asbestos-related claims, environmental claims, employee-related claims and contractual and general claims.

        The procedure for confirmation of the Plan is well underway, and the Bankruptcy Court has recently entered an interim order allowing the estimation of claims and approved the adequacy of the disclosure statement to the Plan, resulting in the solicitation of votes in May
2000 from creditors and equity holders to accept or reject the Plan.
Several objections to the Plan were filed and set for hearings in July 2000. Prior to the conduct of hearings on the objections, Raytech and the creditors' committee negotiated with the objectors resulting in slight modifications to the Plan and withdrawal of the objections. Resolicitation of a certain class of creditors was ordered by the Court to vote on the slightly modified Plan and is currently being conducted. A confirmation hearing has been scheduled by the Court for late August 2000. It is possible that the effective date of the confirmation will occur in 2000; however, the timing and exact terms of the final Plan cannot be predicted with certainty until confirmation.

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim, subject, however, to several remaining issues of coverage to be decided, which remain pending. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. In April 2000, the United States Environmental Protection Agency issued a subpoena for information to determine compliance with federal environmental regulations and in July proposed a consent order of environmental response that is currently being considered by RPC. For any liability not covered by insurance, the Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

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

        In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of Advanced Friction Materials Company ("AFM") in the U.S. District Court, Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,300 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3,330. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1,337. Hartwick has been arrested by the State of Michigan under 13 counts of embezzlement. In May 2000, Hartwick pled guilty to the charges, and has been sentenced for 2 to 15 years in the Michigan State Penitentiary.

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

        The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling has had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the tentative settlement between Raytech and its creditors as recited in the Memorandum of Understanding referenced above has defined the impact of the successor liabilities imposed by the referenced court decisions. While an outline of principles in the Memorandum of Understanding has been agreed to by Raytech and its creditors, a written consensual plan of reorganization must still be agreed to and is subject to review and confirmation by the Bankruptcy Court, which at this time cannot be predicted with certainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts that may be required in connection with reorganizing under the Bankruptcy Code.


NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying condensed unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of July 2, 2000, the results of operations for the thirteen and twenty-six weeks ended July 2, 2000 and July 4, 1999 and cash flows for the twenty-six weeks ended July 2, 2000 and July 4, 1999. In addition to the normal and recurring adjustments, certain adjustments reflecting charges to income and related liability accounts have been recorded. The adjustments are more fully explained in Note A to the Consolidated Financial Statements above and the Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in that section of this Form 10-Q. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year ended January 2, 2000.


NOTE C - INVENTORIES

        Net, inventories consist of the following:

                               July 2, 2000   January 2, 2000

         Raw material           $ 10,328         $ 10,883
         Work in process           7,831            9,177
         Finished goods           14,422           13,265

                                $ 32,581         $ 33,325

NOTE D - EARNINGS PER SHARE

                                    For the 13 Weeks Ended    For the 26 Weeks Ended
                                    July 2,        July 4,     July 2,      July 4,
                                     2000           1999        2000         1999
Basic EPS Computation

Numerator:

  Net (loss) income              $(7,063,828)    $ 5,339    $(7,059,008)    $ 9,827

Denominator:

  Common shares outstanding at
    beginning of year              3,480,904   3,421,395      3,480,904   3,421,395
  Stock options exercised              9,655         -            4,827         -
  Weighted average shares          3,490,559   3,421,395      3,485,731   3,421,395

Basic (loss) earnings per share  $ (2,023.70)     $  1.56   $ (2,025.12)     $  2.87


Diluted EPS Computation

Numerator:

  Net (loss) income              $(7,063,828)   $ 5,339     $(7,059,008)   $ 9,827

Denominator:

  Common shares outstanding at
    beginning of year              3,480,904   3,421,395      3,480,904   3,421,395
  Stock options exercised              9,655         -            4,827         -
  Dilutive potential common shares       -        61,947            -        56,251

Adjusted weighted average shares   3,490,559   3,483,342      3,485,731   3,477,646

Diluted (loss) earnings
  per share                      $ (2,023.70)    $  1.53    $ (2,025.12)    $  2.82

Options to purchase 493,775 and 495,020 shares of common stock at $4.25 were outstanding during the thirteen and twenty-six-week period ended July 2, 2000.
Options to purchase 497,510 and 498,755 shares at $4.25 were outstanding during the thirteen and twenty-six-week period ended July 4, 1999. The shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than average market price of the common shares.

In addition, the dilutive potential common shares of 44,420 and 50,011 for the thirteen- and twenty-six-week period ended July 2, 2000 were not included in the computation of diluted earnings per share because of their antidilutive effect.

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

OPERATING SEGMENTS

                                    For the 13 Weeks Ended    For the 26 Weeks Ended
                                       July 2,     July 4,      July 2,      July 4,
                                        2000        1999         2000         1999

Wet Friction
Net sales to external customers      $ 38,880     $ 42,211     $ 82,929     $ 82,902
Intersegment net sales (1)              3,435        2,446        6,572        6,169
Total net sales                      $ 42,315     $ 44,657     $ 89,501     $ 89,071
Operating profit (2)                 $  4,820     $  5,191     $ 11,182     $  9,871

Aftermarket
Net sales to external customers      $ 14,971     $ 16,225     $ 29,988     $ 33,555
Intersegment net sales (1)                  4          -             12            5
Total net sales                      $ 14,975     $ 16,225     $ 30,000     $ 33,560
Operating profit (2)                 $  2,646     $  2,795     $  5,245     $  5,847

Dry Friction
Net sales to external customers      $  7,271     $  7,397     $ 15,680     $ 16,719
Intersegment net sales (1)                232          367          548          394
Total net sales                      $  7,503     $  7,764     $ 16,228     $ 17,113
Operating (loss) profit (2)          $    (72)    $    386     $    937     $  1,002

Corporate

Operating loss before provision
  for asbestos litigation,
  environmental and other claims     $   (950)    $   (541)    $ (1,814)    $ (1,290)
Provision for asbestos litigation,
  environmental and other claims   (7,207,750)         -     (7,207,750)        -
Operating loss (2,3)              $(7,208,700)    $   (541) $(7,209,564)    $ (1,290)

Total Segments
Net sales to external customers      $ 61,122     $ 65,833     $128,597     $133,176
Intersegment net sales (1)              3,671        2,813        7,132        6,568
Total net sales                      $ 64,793     $ 68,646     $135,729     $139,744

Consolidated operating (loss)
  profit                          $(7,201,306)    $  7,831  $(7,192,200)    $ 15,430

(1)  The Company records intersegment sales at an amount negotiated between the segments.  All intersegment sales are eliminated in consolidation.
(2)  The Company's management reviews the performance of its reportable segments on an operating profit basis, which consists of income before tax and minority interest.
(3)  Represents compensation and related costs for employees of the Company's corporate headquarters, professional fees, shareholder fees and public relations expenses;
     and includes a charge of $7.2 billion for liabilities subject to compromise (see
     Note A).

Note F - Income Taxes


        In the second quarter of 2000, the Company recorded a deferred tax asset of $2.883 billion relating to the tax effects of the liabilities subject to compromise. Based on its historical taxable income, the Company expects to realize approximately $140 million of the deferred tax asset through the ten-year carryback of the previously paid taxes and the expected tax benefits during the twenty-year carryforward period. Accordingly, the Company has recorded a valuation allowance of $2.743 billion against the deferred tax asset to state it at its expected net realizable value. If the plan is confirmed and effectuated in 2000, and the liabilities subject to compromise are settled for less than the recorded amount of allowed claims, the net deferred tax asset will be adjusted accordingly at that time.

        The Company's effective tax rate, excluding the deferred tax benefit referred to above, for the twenty-six-week period ended
July 2, 2000 was 42% compared to 29% for the same period in the prior year. The Company's effective tax rate, excluding the deferred tax benefit referred to above, for the thirteen-week period ended July 2, 2000 was 42% compared to 25% for the same period in the prior year.

        In the prior period, the tax rate was reduced by the effect of certain legal and other costs deducted for tax purposes but offset against the principal balance of the Raymark note payable in connection with an indemnification agreement with Raymark. The offset against the principal balance of the Raymark note has been substantially utilized and this tax benefit is no longer available. This issue accounts for substantially all of the increase in the effective tax rate.

        The Company has in process an Internal Revenue Service tax audit for the 1996, 1997, and 1998 fiscal years. The IRS has advised the Company that it is reviewing the deductibility of certain bankruptcy related costs, which are included in the indemnification agreement with Raymark, based on a 1999 Bankruptcy Court ruling of an unrelated taxpayer. The amount and specific nature of costs that could be contested has not been specified. The Company has deducted approximately $16.0 million of such costs through July 2, 2000 and continues to believe that these costs are deductible. At this time it is not possible to assess the likelihood or amount of any IRS claim; however, should the IRS assert a claim and prevail, an adjustment related to prior year tax accruals would be required.

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

Results of Operations and Liquidity and Capital Resources

    Raytech Corporation worldwide net loss for the thirteen-week period ended July 2, 2000 was $7.064 billion or $(2,023.70) per basic share as compared to income of $5.3 million or $1.56 per basic share for the same period in 1999. Raytech Corporation recorded a net loss for the twenty-six-week period ended July 2, 2000 of $7.059 billion or $(2,025.12) per basic share as compared to income of $9.8 million or $2.87 per basic share for the same period in the prior year. The Company recorded certain charges and related liabilities, as discussed in more detail in Note A to the Consolidated Financial Statements herein, based on the estimated asbestos-related personal injury liability of $6.760 billion and the estimate of the Government's claim for certain environmental liabilities of $431.8 million. As part of the bankruptcy proceeding with respect to successor liability, Raytech has recorded a charge of $16 million to reflect its potential liability for funding the Raymark pension plan. The charges discussed were recorded as "Liabilities Subject to Compromise" in accordance with the American Institute of Certified Public Accounts Statement of Position
90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

    The Plan, discussed in Note A to the Consolidated Financial Statements herein, provides for the satisfaction and discharge of the Company's pre-petition liabilities (Liabilities Subject to Compromise) and upon the effective date of the Plan, will provide the reorganized company with a capital structure appropriate for an industrial products company. A confirmation hearing with respect to the Plan currently is scheduled for late August 2000, and management believes the Plan will be confirmed at that time. When the Plan is confirmed and becomes effective, substantially all the liabilities subject to compromise will be discharged in exchange for 90% of stock of reorganized Raytech, while the current equity holders will retain a 10% ownership position. There are several conditions and other matters that must be resolved in order to have the Plan confirmed and become effective. Accordingly, it is difficult to predict with certainty when it will be confirmed and become effective.

    Exclusive of the charges related to the estimated claims of $7.2 billion, more fully described in Note A to the Consolidated Financial Statements, pretax income for the thirteen-week and twenty-six-week period ended July 2, 2000 was $6.4 million and $15.6 million respectively. The performance year-to-date reflects the improved operating efficiencies and reduced materials and labor cost as an offset to the sales decline period-over-period.

Net Sales

    Worldwide net sales of $61.1 million and $128.6 million for the thirteen-week and the twenty-six-week period ended July 2, 2000 were less than the recorded sales amounts of $65.8 million and $133.2 million for the same periods in the prior year. The reduced sales were driven by slower demand in the Aftermarket and Dry Friction segment which were offset by increased demand in the Wet Friction segment on a year-to-date basis. Sales were below prior year in all segments for the second quarter.

    The Wet Friction segment recorded sales of $42.3 million for the thirteen-week period ended July 2, 2000, a decline of $2.4 million from the prior year amount of $44.7. The reduced sales in the second quarter reflect a lower sales volume in the heavy duty component of this segment, which was anticipated based on an analysis of sales back orders. The Wet Friction segment reported sales of $89.5 million for the twenty-six-week period ended July 2, 2000 compared to $89.1 million in the same period for 1999. The flat sales reflect the growth in sales of agricultural products and slower sales in the on-road heavy product line. The automobile original equipment demand remains at 1999 record levels for the twenty-six-week period.

    Aftermarket sales for the quarter ended July 2, 2000 were $15.0 million compared to $16.2 million in the prior year. The $1.2 million decline in sales reflects slower sales of dry friction in the North American market as well as the effects of the mild winter weather. Sales in the Aftermarket segment of $30 million in the twenty-six-week period ended July 2, 2000 were $3.6 million less than the recorded sales of $33.6 million in the same period in the prior year. The light winter weather contributed to the lower sales as compared to 1999 results as well as more aggressive inventory management at certain of our customers.

    Dry Friction segment sales were $7.5 million for its thirteen-week period ended July 2, 2000, $.3 million less than the prior year amount of $7.8 million. The reduced sales reflect both a slower European economy and the currency translation adjustments. The Dry Friction segment recorded sales of $16.2 million for the six-month period ended July 2, 2000, a $.9 million decrease from 1999 results. The foreign exchange conversion rate decline in 2000, compared to 1999, accounted for a substantial portion of the difference, as well as a slower sales economy for these products in Europe.


Operating Profits

    The following discussion of operating results by industry segment relates to information contained in Note E - Segment

Reporting in the Notes to Condensed Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

    The Company recorded operating losses of $7.2 billion for the thirteen-week period ended July 2, 2000 as compared to $7.8 million of operating profit for the same period in the prior year. Operating losses for the six-month period ended July 2, 2000 of $7.2 billion compare to operating profits during the same period in 1999 of $15.4 million.

    The Wet Friction segment recorded operating profit of $4.8 million for the thirteen-week period ended July 2, 2000, which was $.4 million less than the $5.2 million recorded in the same period in 1999. The reduced operating profit was down by the lower sales recorded as compared to the same period in 1999 of $2.4 million. The Wet Friction segment posted operating profits of $11.2 million as compared to $9.9 million in 1999, an increase of $1.3 million or 13 percent for the six-month period ended July 2, 2000. The improved earnings reflect improved operating efficiencies and reduced materials costs over the prior year.

    The Aftermarket segment recorded $2.7 million of operating profit for the quarter ended July 2, 2000, which approximated the 1999 operating profit of $2.8 million for the same period in 1999. The Aftermarket segment recorded operating profit for the twenty-six-week period ended July 2, 2000 of $5.2 million, a reduction of $.6 million compared to 1999 results for the same period. The reduced operating profit reflects the impact of reduced sales, compared period-to-period, of $3.6 million.

    The Dry Friction segment recorded a $.1 million operating loss for the second quarter compared to a $.4 million of operating profit in 1999 for the same period. This operating loss was driven by currency translation and under absorption of certain manufacturing costs during the quarter.
The Dry Friction segment recorded operating profit for the twenty-six week period ended July 2, 2000 of $.9 million reflecting a decrease of $.1 million over 1999 results for the same period. The reduced operating profits were due to reduced sales period-over-period of $.9 million.

Income Taxes

    In the second quarter of 2000, the Company recorded a deferred tax asset of $2.883 billion relating to the tax effects of the liabilities subject to compromise. Based on its historical taxable income, the Company expects to realize approximately $140 million of the deferred tax asset through the ten-year carryback of the previously paid taxes and the expected tax benefits during the twenty-year carryforward period. Accordingly, the Company has recorded a valuation allowance of $2.743 billion against the deferred tax asset to state it at its expected net realizable value. If the plan is confirmed and effectuated in 2000, and the liabilities subject to compromise are settled for less than the recorded amount of allowed claims, the net deferred tax asset will be adjusted accordingly at that time.

    The Company's effective tax rate, excluding the deferred tax benefit referred to above, for the twenty-six-week period ended
July 2, 2000 was 42% compared to 29% for the same period in the prior year. The Company's effective tax rate, excluding the deferred tax benefit referred to above, for the thirteen-week period ended July 2, 2000 was 42% compared to 25% for the same period in the prior year.

    In the prior periods, the tax rate was reduced by the effect of certain legal and other costs deducted for tax purposes but offset against the principal balance of the Raymark note payable in connection with an indemnification agreement with Raymark. The offset against the principal balance of the Raymark note has been substantially utilized and this tax benefit is no longer available. These issues account for substantially all of the increase in the effective tax rates.

    The Company has in process an Internal Revenue Service tax audit for the 1996, 1997, and 1998 fiscal years. The IRS has advised the Company that it is reviewing the deductibility of certain bankruptcy related costs, which are included in the indemnification agreement with Raymark, based on a 1999 Bankruptcy Court ruling of an unrelated taxpayer. The amount and specific nature of costs that could be contested has not been specified. The Company has deducted approximately $16.0 million of such costs through July 2, 2000 and continues to believe that these costs are deductible. At this time it is not possible to assess the likelihood or amount of any IRS claim; however, should the IRS assert a claim and prevail, an adjustment related to prior year tax accruals would be required.


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

    With regard to the Company's agricultural equipment operations, worldwide farm commodity prices remain at low levels. Under these conditions, it is expected that retail demand for agricultural equipment will be higher than 1999 levels. The Company expects demand for certain heavy duty products will be reduced through the remainder of 2000 based on a review of its current order bank. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for 2000 to ensure the Company's production meets demand.

    The Aftermarket segment sales, which were at record highs in 1999, are expected to decline compared to 1999 levels. The demand for aftermarket transmission products has been slowed by generally mild weather in many parts of the country and more aggressive inventory management by certain customers.

    The Dry Friction segment continues to operate in a sluggish European environment with unemployment remaining at high levels and economic growth improving only marginally. Sales are expected to be near 1999 levels in terms of functional currency, with lower sales reported due to translation adjustment. The development of new market opportunities in Asia is supported through the new production facility in China. The overall Asian economy continues to be negatively affected by the weakened economies of Japan and other Asian countries.

    The Company's outlook for 2000 worldwide sales and revenue anticipates sales and revenues to be lower than 1999.

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

Liquidity and Capital Resources

    The Company's cash and cash equivalents totaled $10.8 million at July 2, 2000 compared to $10.7 million at January 2, 2000. Capital investment for the six-month period totaled $6.8 million. The level of capital investment is consistent with planned expenditures in both periods.

    The Company uses collateralized lines of credit for funding purposes in the United States. Currently, the outstanding balances from available lines of credit are $10.0 million, with $8.8 million available in additional borrowings. The Company's foreign subsidiaries have outstanding balances from available lines of credit amounting to $4.3 million with available unused lines of credit amounting to $.9 million, which expire upon demand. The Company believes that cash provided by operations will provide sufficient liquidity to meet its funding requirements.

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

        In August 1999, a bar date was set for filing claims against Raytech by the Bankruptcy Court. The Court appointed claims agent reported in November 1999 that approximately 3200 claims were filed as of the bar date. Such claims were categorized into asbestos personal injury, asbestos property damage, environmental, including the EPA and State of Connecticut, pension/retiree benefits and other employee-related claims and other contractual and general categories. The total amounts claimed, not including unliquidated claims, exceeded $300 billion. Claims believed invalid by the debtor were being objected to and the Bankruptcy Court expunged many claims following hearings in February 2000. All claims proven valid will be dealt with through the plan of reorganization at confirmation.

        By Bankruptcy Court order, the bar date referenced above
did not apply to asbestos-related personal injury ("Asbestos") claimants although many filed claims pursuant to the terms of the bar date.  In order to comply with the mandatory estimation of all claims against the debtor in the confirmation process,
Raytech, the creditors' committee and the Government entered into discussions to attempt to make estimations of the Asbestos and Government claims not subject to the bar date. The discussions resulted in an agreement on the estimate of such Asbestos and Government claims, and accordingly, a motion was filed in the Bankruptcy Court for an allowance of Asbestos claims of $6.760 billion and Government claims of $431.8 million for purposes of voting and distribution under the terms of the Plan. In March
2000, the Bankruptcy Court entered an interim order allowing such amounts as general unsecured claims subject to an objection period through June 2000 and the completion of the initial vote of the plan of confirmation on July 7, 2000. As a result of the resolution of the objections raised with only a slight modification to the plan and the overwhelming favorable response to the initial vote, management is substantially certain that the plan will be confirmed and that the estimate of the $7.2 billion of allowed claims will be finally approved by the Bankruptcy
Court.   Accordingly, Raytech has recorded a charge and related
liability in the accompanying financial statements in the amount of the estimated amount of allowed claims. Such estimations are recorded as liabilities subject to compromise since it is expected that the distributions under the Plan with respect to such claims will be lesser amounts consisting of a 90% equity distribution in reorganized Raytech at confirmation pursuant to the Plan referenced above in this Note A. Upon the effective date of the Plan, Raytech will utilize the "fresh start" reporting principles contained in the AICPA's Statement of Position 90-7, which will result in adjustments relating to the amounts and classification of recorded assets and liabilities determined as of the effective date. Under the Plan, the ultimate consideration to be received by all unsecured creditors will be covered under the referenced 90% equity distribution and will be substantially less than amounts shown in the accompanying financial statements. However, until the Plan is confirmed by the Court, the Company cannot be certain of confirmation and the ultimate amount creditors will be entitled to receive.

        In April 1999, separate adversary actions were filed in the Bankruptcy Court by the retiree committee and the Pension Benefit Guarantee Corporation, respectively, seeking judgments that retirees and pensioners of Raymark have rights as claimants for their benefits in the Raytech bankruptcy estate on the basis of successor liability. Both matters have been heard and decided by the Bankruptcy Court in 1999. In the retiree case, the Court ruled that the Raymark Trustee had the right to terminate the welfare benefit programs and accordingly that liability could not be transferred to Raytech. A motion for reconsideration was denied by the Court. In July 2000, the appellate court affirmed the Bankruptcy Court's decision not to transfer the retiree liability to Raytech. In the pension case, the Court ruled that Raytech has the liability to pay the Raymark pensions based on successor liability. Appeals of the decisions were filed. However, as a result of the adverse pension case decision, Raytech has recorded a charge and related liability in an estimated amount of $16 million in the accompanying financial statements. Such charged liability is subject to compromise based on the pending appeal of the decision and confirmation of the plan of reorganization.

        In 1991, an environmental claim was filed by the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, including submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan acceptable to the DER. The estimated cost for Raymark to comply with the order was $1.2 million. The DER has notified the Company that Raymark has failed to comply with its obligations under the Consent Order. In July 2000 Raymark has contracted to sell its Pennsylvania manufacturing facility and the buyer has agreed to comply with the order on behalf of Raymark.

        Pursuant to the Memorandum of Understanding, a consensual plan of reorganization (the "Plan") has been prepared and filed in the Bankruptcy Court in April 2000 along with the disclosure statement with respect to the Plan. Allowed claims under the Plan fall into five classes, including priority, secured, general unsecured, affiliate and shareholder. Most allowed claims fall into the general unsecured class and will be paid through the 90% equity contribution, including all asbestos-related claims, environmental claims, employee-related claims and contractual and general claims.

        The procedure for confirmation of the Plan is underway and the Bankruptcy Court has recently entered an interim order allowing the estimation of claims and approved the adequacy of the disclosure statement to the Plan resulting in the solicitation of votes from creditors and equity holders to accept or reject the Plan. Several objections to the Plan were filed and set for hearing in July
2000. Prior to the conduct of hearings on the objection, Raytech and the creditors' committee negotiated with the objectors resulting in slight modifications to the Plan and withdrawal of the objections. Resolicitation of a certain class of creditors was ordered by the Court to vote on the slightly modified Plan and is currently being conducted. A confirmation hearing has been scheduled by the Court for late August 2000. It is possible that the effective date of the confirmation will occur in 2000;
however, the timing and exact terms of the final Plan cannot be predicted with certainty.

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility.
In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim, subject, however, to several remaining issues of coverage to be decided, which remain pending. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. In April 2000, the United States Environmental Protection Agency issued a subpoena for information to determine compliance with federal environmental regulations and in July proposed a consent order of environmental response that is currently being considered by RPC. For any liability not covered by insurance, the Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

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

        In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of Advanced Friction Materials Company ("AFM") in the U.S. District Court, Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3,300 prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3,330. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1,337. Hartwick has been arrested by the State of Michigan under 13 counts of embezzlement. In May 2000, Hartwick pled guilty to the charges and has been sentenced for 2 to 15 years in the Michigan State Penitentiary.

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

        The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.
This ruling has had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the tentative settlement between Raytech and its creditors as recited in the Memorandum of Understanding referenced above has defined the impact of the successor liabilities imposed by the referenced court decisions. While an outline of principles in the Memorandum of Understanding has been agreed to by Raytech and its creditors, a written consensual plan of reorganization must still be agreed to and is subject to review and confirmation by the Bankruptcy Court, which at this time cannot be predicted with certainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts that may be required in connection with reorganizing under the Bankruptcy Code.

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

                                      RAYTECH CORPORATION


                                  By: /s/ JOHN B. DEVLIN
                                      Vice President, Treasurer
                                      and Chief Financial Officer

Date: August 14, 2000