Form 10-Q
period 2000-10-01
RAYTECH CORP
filed 2000-11-13
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended October 1, 2000, or

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


                  Yes   X              No

As of November 10, 2000, 3,519,313 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.


                             Page 1 of 43




                         RAYTECH CORPORATION

                                INDEX


                                                           Page
                                                          Number

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          at October 1, 2000 (Unaudited)
          and January 2, 2000                                3

          Condensed Unaudited Consolidated Statements of
          Operations for the thirteen and thirty-nine
          weeks ended October 1, 2000 and October 3,
          1999                                               4

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the thirty-nine  weeks
          ended October 1, 2000 and October 3, 1999          5

          Condensed Unaudited Consolidated Statements of
          Shareholders' Equity for the thirty-nine weeks
          ended October 1, 2000 and October 3, 1999          6

          Notes to Condensed Unaudited Consolidated
          Financial Statements                               7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     23

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                 29

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 30

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  40

Item 6.   Exhibits and Reports on Form 8-K                  41

          Signature                                         43



                                  -2-





RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

                                                                 Oct. 1,      Jan. 2,
                                                                  2000         2000
At                                                             (Unaudited)


ASSETS
Current assets
  Cash and cash equivalents                                  $   10,942      $ 10,746
  Trade accounts receivable, net                                 31,467        31,804
  Inventories                                                    34,372        33,325
  Other current assets                                            7,238         8,169
      Total current assets                                       84,019        84,044
Property, plant and equipment                                   183,815       180,202
  Less accumulated depreciation                                (103,664)      (98,130)
      Net property, plant and equipment                          80,151        82,072
Intangible assets                                                19,381        20,074
Deferred income taxes                                           140,774           304
Other assets                                                      2,319         2,192
Total assets                                                 $  326,644      $188,686

LIABILITIES
Current liabilities
  Notes payable                                              $   11,635      $ 19,175
  Current portion of long-term debt - Raymark                    11,167        11,167
  Current portion of long-term debt                               1,220         1,362
  Accounts payable                                               15,192        18,505
  Accrued liabilities                                            21,466        22,634
      Total current liabilities                                  60,680        72,843
Liabilities subject to compromise                             7,208,933            -
Long-term debt due to Raymark                                     5,231         9,206
Long-term debt                                                    6,674         6,581
Postretirement benefits other than pensions                      12,913        12,132
Other long-term liabilities                                       8,123         7,136
Total liabilities                                             7,302,554       107,898
Commitments and Contingencies

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
  Cumulative preferred stock, no par value
    800,000 shares authorized, none issued & outstanding              -            -
  Common stock, par value $1.00
    7,500,000 shares authorized, 5,651,372 and 5,612,963
    issued and outstanding at October 1, 2000 and
    January 2, 2000, respectively                                 5,651         5,613
Additional paid in capital                                       70,631        70,564
Retained earnings (accumulated deficit)                      (7,046,699)        9,337
Accumulated other comprehensive loss                               (932)         (165)
                                                             (6,971,349)       85,349
Less treasury shares at cost                                     (4,561)       (4,561)
      Total shareholders' equity (deficit)                   (6,975,910)       80,788
Total liabilities and shareholders' equity (deficit)        $   326,644      $188,686

The accompanying notes are an integral part of these statements.

                                   -3-

                       RAYTECH CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share data)
                           (unaudited)






                                       For the 13 Weeks Ended     For the 39 Weeks Ended
                                       October 1,   October 3,    October 1,   October 3,
                                          2000         1999         2000          1999




Net Sales                             $  56,755      $ 62,473   $  185,352    $ 195,649
Cost of sales                           (42,743)      (47,996)    (138,407)    (148,295)

       Gross profit                      14,012        14,477       46,945       47,354

Selling and administrative expenses      (7,827)       (8,894)     (24,718)     (25,726)

       Operating profit                   6,185         5,583       22,227       21,628

Interest expense                           (609)         (482)      (1,589)      (1,300)
Interest expense - Raymark                  (70)          (70)        (210)        (210)
Other income, net                           412           229        1,040          572
Income before provision for asbestos
  litigation, provision for environmental
  and other claims, income taxes
  and minority interest                   5,918         5,260       21,468       20,690

Provision for environmental and
  other claims                              -             -       (447,750)         -
Provision for asbestos litigation           -             -     (6,760,000)         -
Income (loss) before income taxes
  and minority interest                   5,918         5,260   (7,186,282)      20,690
Income tax (provision) benefit           (2,483)       (1,526)     131,453       (6,000)
Income (loss) before minority
  interest                                3,435         3,734   (7,054,829)      14,690

Minority interest                          (463)         (356)      (1,207)      (1,485)

Net income (loss)                    $    2,972      $  3,378  $(7,056,036)   $  13,205

Basic earnings (loss) per share      $      .84      $    .98  $ (2,017.78)   $    3.85

Diluted earnings (loss) per share    $      .84      $    .94  $ (2,017.78)   $    3.76

The accompanying notes are an integral part of these statements.

                         RAYTECH CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)



                                                        Oct. 1,      Oct. 3,
For the 39 Weeks Ended                                   2000         1999


Cash flows from operating activities:
  Net (loss) income                                 $(7,056,036)   $ 13,205
    Adjustments to reconcile net (loss) income
      to net cash provided by operations:
    Deferred income tax                                (140,470)        -
    Depreciation and amortization                         9,527       8,691
    Provision for asbestos litigation,
      environmental and other claims                  7,207,750         -
    Income applicable to minority interest,
      net of dividends                                    1,207       1,485
    Changes in operating assets and liabilities
      and other items                                      (765)     (7,769)
    Net cash provided by operating activities            21,213      15,612

Cash flow from investing activities:
  Capital expenditures                                   (9,367)    (15,754)
  Proceeds on sales of property, plant and equipment        127         382
    Net cash used in investing activities                (9,240)    (15,372)

Cash flow from financing activities:
  Cash overdraft                                           (993)      2,284
  Net (payments) borrowings on short-term notes          (7,229)      1,461
  Principal payments on long-term borrowings               (257)       (190)
  Proceeds from long-term borrowings                        653       1,231
  Payments on borrowings from Raymark                    (3,975)     (2,694)
  Proceeds from exercise of stock options                   105          71

    Net cash (used in) provided by financing
      activities                                        (11,696)      2,163

Effect of exchange rate changes on cash                     (81)       (119)

Net change in cash and cash equivalents                     196       2,284

Cash and cash equivalents at beginning of period         10,746       7,482

Cash and cash equivalents at end of period         $     10,942    $  9,766

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except shares)
                               (unaudited)


                                                                            Treasury
                                                Retained     Accumulated     Shares
                                   Additional   Earnings       Other         At Cost
                            Common   Paid in  (Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit)       Loss         Shares)     Total


Balance,
 January 3, 1999           $5,553   $70,501    $ (7,027)     $   (169)     $(4,561)     $64,297

Comprehensive income:

  Net income                                     13,205                                  13,205

  Changes during
   the period                                                  (1,185)                   (1,185)

Total comprehensive
  income                                         13,205        (1,185)                   12,020

Stock options exercised
  (29,359 shares)              30        41                                                  71

Balance,
  October 3, 1999          $5,583   $70,542     $ 6,178       $(1,354)     $(4,561)     $76,388




Balance,
 January 2, 2000           $5,613   $70,564     $ 9,337      $  (165)      $(4,561)     $80,788

Comprehensive loss:

  Net loss                                   (7,056,036)                             (7,056,036)


  Changes during
   the period                                                   (767)                      (767)

Total comprehensive loss                     (7,056,036)        (767)                (7,056,803)
Stock options exercised
  (38,409 shares)              38        67                                                 105

Balance,
  October 1, 2000          $5,651   $70,631 $(7,046,699)     $  (932)      $(4,561) $(6,975,910)




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

        By Bankruptcy Court order, the bar date referenced above did not apply to asbestos-related personal injury ("Asbestos") claimants although many filed claims pursuant to the terms of the bar date. In order to comply with the mandatory estimation of all claims against the debtor in the confirmation process, Raytech, the creditors' committee and the Government entered into discussions to attempt to make estimations of the Asbestos and Government claims not subject to the bar date. The discussions resulted in an agreement on the estimate of such Asbestos and Government claims, and accordingly, a motion was filed in the Bankruptcy Court for an allowance of Asbestos claims of $6.760 billion and Government claims of $431.8 million for purposes of voting and distribution under the terms of the Plan. In March 2000, the Bankruptcy Court entered an interim order allowing such amounts as general unsecured claims subject to an objection period through June 2000 and the completion of the initial vote of the plan of confirmation on July 7, 2000. As a result of the resolution of the objections raised with only a slight modification to the plan and the overwhelming favorable response to the initial vote, management was substantially certain that the plan would be confirmed and that the estimate of the $7.2 billion of allowed claims would be finally approved by the Bankruptcy Court. Accordingly, during the second quarter, Raytech recorded a charge and related liability in the accompanying financial statements in the amount of the estimated amount of allowed claims. Such estimations are recorded as liabilities subject to compromise since it is expected that the distributions under the Plan with respect to such claims will be lesser amounts consisting of a 90% equity distribution in reorganized Raytech at confirmation pursuant to the Plan referenced above in this Note A. Upon the effective date of the Plan, Raytech will utilize the "fresh start" reporting principles contained in the AICPA's Statement of

Position 90-7, which will result in adjustments relating to the amounts and classification of recorded assets and liabilities determined as of the effective date. Under the Plan, the ultimate consideration to be received by all unsecured creditors will be covered under the referenced 90% equity distribution and will be substantially less than amounts shown in the accompanying financial statements.

        In April 1999, separate adversary actions were filed in the Bankruptcy Court by the retiree committee and the Pension Benefit Guarantee Corporation, respectively, seeking judgments that retirees and pensioners of Raymark have rights as claimants for their benefits in the Raytech bankruptcy estate on the basis of successor liability. Both matters have been heard and decided by the Bankruptcy Court in 1999. In the retiree case, the Court ruled that the Raymark Trustee had the right to terminate the welfare benefit programs and accordingly that liability could not be transferred to Raytech. A motion for reconsideration was denied by the Court. In July 2000, the appellate court affirmed the Bankruptcy Court's decision not to transfer the retiree liability to Raytech. In the pension case, the Court ruled that Raytech has the liability to pay the Raymark pensions based on successor liability. An appeal of the decision was filed. However, as a result of the adverse pension case decision, Raytech has recorded during the second quarter a charge and related liability in an estimated amount of $16 million in the accompanying financial statements. Such charged liability is subject to compromise based on the pending appeal of the decision.

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

        On August 31, 2000, the Bankruptcy Court entered an Order Confirming Raytech Corporation's Second Amended Plan of Reorganization (the "Plan"). The effective date of the plan, as used in the Bankruptcy Code, shall not occur until the satisfaction of certain conditions precedent (the "Effective Date"). On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech, thereby channeling such claims to the PI Trust for resolution. On the Effective Date the rights afforded and the treatment of all claims and equity interests in the Plan shall be in exchange for and in complete satisfaction, discharge and release of all claims and equity interests against Raytech. The Effective Date of the Confirmation Order is subject to the following conditions precedent: (a) The Bankruptcy Court and United States District Court shall have entered an order or orders establishing the asbestos personal injury permanent channeling injunction and the claims trading injunction, (b) the enabling agreement of the PI Trust is signed and in effect and (c) certain favorable rulings have been obtained from the Internal Revenue Service concerning the Plan or in lieu thereof opinions of counsel. The date of fulfillment of the referenced conditions and the Effective Date are unknown at this time.

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim, subject, however, to several remaining issues of coverage to be decided. In September 2000, the District Court resolved the issues of coverage in the Company's favor, thereby instating the above-referenced summary judgment. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. In April 2000, the United States Environmental Protection Agency issued a subpoena for information to determine compliance with federal environmental regulations and in July proposed a consent order of environmental response that is currently being considered by RPC. For any liability not covered by insurance, the Company intends to offset its investigation and cleanup costs against its notes payable to

Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

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

        In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044, $3,022 paid at closing and the balance of $3,022 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1,500 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022 is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. An answer was filed and discovery has been completed. A trial date has been set for February 2001.

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

        The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling has had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the Plan of Reorganization has defined the impact of the successor liabilities imposed by the referenced court decisions. While the Plan of Reorganization has been confirmed by the Bankruptcy Court and the U.S. District Court, it is not yet effective subject to certain conditions precedent, which timing cannot be predicted with certainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts that may be required in connection with reorganizing under the Bankruptcy Code.


NOTE B - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying condensed unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of October 1, 2000, the results of operations for the thirteen and thirty-nine weeks ended October 1, 2000 and October 3, 1999 and cash flows for the thirty-nine weeks ended October 1, 2000 and October 3, 1999. In addition to the normal and recurring adjustments, certain adjustments reflecting charges to income and related liability accounts have been recorded. The adjustments are more fully explained in Note A to the Consolidated Financial Statements above and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in that section of this Form 10-
Q. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year ended January 2, 2000.

NOTE C - INVENTORIES

        Net, inventories consist of the following:

                             October 1, 2000  January 2, 2000
         Raw material           $ 10,193         $ 10,883
         Work in process           8,751            9,177
         Finished goods           15,428           13,265

                                $ 34,372         $ 33,325

NOTE D - EARNINGS PER SHARE

                                    For the 13 Weeks Ended    For the 39 Weeks Ended
                                    Oct. 1,        Oct. 3,     Oct. 1,      Oct. 3,
                                     2000           1999        2000         1999

Basic EPS Computation

Numerator:

  Net income (loss)              $     2,972     $ 3,378    $(7,056,036)    $13,205

Denominator:

  Common shares outstanding at
    beginning of year              3,480,904   3,421,395      3,480,904   3,421,395
  Stock options exercised             38,409      15,417         16,021       5,139
  Weighted average shares          3,519,313   3,436,812      3,496,925   3,426,534

Basic earnings (loss) per share  $       .84     $   .98    $ (2,017.78)    $  3.85


Diluted EPS Computation

Numerator:

  Net income (loss)              $     2,972     $ 3,378    $(7,056,036)    $13,205

Denominator:

  Common shares outstanding at
    beginning of year              3,480,904   3,421,395      3,480,904   3,421,395
  Stock options exercised             38,409      15,417         16,021       5,139
  Dilutive potential common shares    13,756     139,530            -        83,731

Adjusted weighted average shares   3,533,069   3,576,342      3,496,925   3,510,265

Diluted earnings (loss)
  per share                      $       .84     $   .94    $ (2,017.78)    $  3.76

Options to purchase 493,775 and 495,020 shares of common stock at $4.25 were outstanding during the thirteen and thirty-nine week periods ended October 1, 2000.
Options to purchase 496,265 and 498,755 shares at $4.25 were outstanding during the thirteen and thirty-nine week periods ended October 3, 1999.  The shares were not included in the computation of diluted earnings per share because the options'
exercise price was greater than average market price of the common shares.

In addition, the dilutive potential common shares of 37,864 for the thirty-nine-week period ended October 1, 2000 were not included in the computation of diluted earnings per share because of their antidilutive effect.

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

OPERATING SEGMENTS

                                    For the 13 Weeks Ended    For the 39 Weeks Ended
                                       Oct. 1,     Oct. 3,      Oct. 1,      Oct. 3,
                                        2000        1999         2000         1999

Wet Friction
Net sales to external customers      $  36,561    $ 38,458     $119,490     $121,360
Intersegment net sales (1)               2,890       4,638        9,462       10,807
Total net sales                      $  39,451    $ 43,096     $128,952     $132,167
Operating profit (2)                 $   4,042    $  4,033     $ 15,224     $ 13,904

Aftermarket
Net sales to external customers      $  13,829    $ 16,149     $ 43,817     $ 49,704
Intersegment net sales (1)                  12          11           20           16
Total net sales                      $  13,837    $ 16,160     $ 43,837     $ 49,720
Operating profit (2)                 $   2,720    $  2,751     $  7,965     $  8,598

Dry Friction
Net sales to external customers      $   6,365    $  7,866     $ 22,045     $ 24,585
Intersegment net sales (1)                 171         211          719          605
Total net sales                      $   6,536    $  8,077     $ 22,764     $ 25,190
Operating profit (2)                 $      79    $    132     $  1,016     $  1,134

Corporate

Operating loss before provision
  for asbestos litigation,
  environmental and other claims     $    (923)   $ (1,656)    $ (2,737)    $ (2,946)
Provision for asbestos litigation,
  environmental and other claims                       -     (7,207,750)        -
Operating loss (2,3)                 $    (923)   $ (1,656) $(7,210,487)    $ (2,946)

Total Segments
Net sales to external customers      $  56,755    $ 62,473     $185,352     $195,649
Intersegment net sales (1)               3,069       4,860       10,201       11,428
Total net sales                      $  59,824    $ 67,333     $195,553     $207,077

Consolidated operating profit
  (loss)                             $   5,918    $  5,260  $(7,186,282)    $ 20,690

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

        The Company's effective tax rate, excluding the deferred tax benefit referred to above, for the thirty-nine-week period ended October 1, 2000 was 42% compared to 29% for the same period in the prior year. The Company's effective tax rate for the thirteen-week period ended October 1, 2000 was 42% compared to 29% for the same period in the prior year. In the prior period, the tax rate was reduced by the effect of certain legal and other costs deducted for tax purposes but offset for financial reporting purposes against the principal balance of the Raymark note payable in connection with an indemnification agreement with Raymark. The offset against the principal balance of the Raymark note has been substantially utilized and this tax benefit is no longer available. This issue accounts for substantially all of the increase in the effective tax rate.

        The Company has in process an Internal Revenue Service tax audit for the 1996, 1997, and 1998 fiscal years. The IRS has advised the Company that it is reviewing the deductibility of certain bankruptcy related costs, which are included in the indemnification agreement with Raymark, based on a 1999 Bankruptcy Court ruling of an unrelated taxpayer. The amount and specific nature of costs that could be contested has not been specified. The Company has deducted approximately $16.0 million of such costs through October 1, 2000 and continues to believe that these costs are deductible. At this time it is not possible to assess the likelihood or amount of any IRS claim; however, should the IRS assert a claim and prevail, an adjustment related to prior year tax accruals would be required.

Note G - Debt


        On September 28, 2000, Raybestos Products Company and Raytech Automotive Components Company terminated their Loan and Security Agreements with Bank of America and entered into a new Loan and Security Agreement ("Agreement"), with Congress Financial Corporation. The new Agreement provides for Raybestos Products Company, Raytech Automotive Components Company and Automotive Composites Company to borrow up to $30 million in the aggregate.
The Agreement consists of $25 million revolving line of credit and a term loan of $5 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. As of October 1, 2000, the outstanding balances from available lines of credit are $7.6 million, with $4.6 million available in additional borrowings. The loans bear interest of either 2.25% above the Adjusted Eurodollar rate or prime rate, at the discretion of the borrower. The loans are collateralized by accounts receivable, inventory, machinery and equipment and all other tangible and intangible assets of the respective entities. The Agreement includes certain covenant restrictions, including restrictions on dividends payable to Raytech Composites, Inc., a wholly-owned subsidiary of the Company.

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

Results of Operations and Liquidity and Capital Resources

    Raytech Corporation worldwide net income for the thirteen-week period ended October 1, 2000 was $3.0 million or $.84 per basic share as compared to income of $3.4 million or $.98 per basic share for the same period in 1999. Raytech Corporation recorded a net loss for the thirty-nine-week period ended October 1, 2000 of $7.056 billion or $(2,017.78) per basic share as compared to net income of $13.2 million or $3.85 per basic share for the same period in the prior year. The Company recorded certain charges and related liabilities, as discussed in more detail in Note A to the Consolidated Financial Statements herein, based on the estimated asbestos-related personal injury liability of $6.760 billion and the estimate of the Government's claim for certain environmental liabilities of $431.8 million. As part of the bankruptcy proceeding with respect to successor liability, Raytech has recorded a charge of $16 million to reflect its potential liability for funding the Raymark pension plan. The charges discussed were recorded as "Liabilities Subject to Compromise" in accordance with the American Institute of Certified Public Accounts Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

    The Plan, discussed in Note A to the Consolidated Financial Statements herein, provides for the satisfaction and discharge of the Company's pre-petition liabilities (Liabilities Subject to Compromise) and upon the effective date of the Plan, will provide the reorganized company with a capital structure appropriate for an industrial products company. A confirmation hearing with respect to the Plan was held in late August 2000, and the Plan was confirmed at that time. However, the effective date of the Plan remains open. When the Plan is confirmed and becomes effective, substantially all the liabilities subject to compromise will be discharged in exchange for 90% of stock of reorganized Raytech, while the current equity holders will retain a 10% ownership position. There are several conditions and other matters that must be resolved in order to have the Plan become effective. Accordingly, it is difficult to predict with certainty when it will become effective.

    Pretax income for the thirteen-week and thirty-nine-week periods ended October 1, 2000, exclusive of the charges related to the estimated claims of $7.2 billion, was $5.9 million and $21.5 million respectively. The performance year-to-date reflects the improved operating efficiencies and reduced materials and labor cost as an offset to the sales decline period-over-period.

Net Sales

    Worldwide net sales of $56.8 million and $185.4 million for the thirteen-week and the thirty-nine-week periods ended October 1, 2000 were less than the recorded sales amounts of $62.5 million and $195.6 million for the same periods in the prior year. Sales were below prior year in all segments for the third quarter and year-to-date.

    The Wet Friction segment recorded sales of $39.5 million for the thirteen-week period ended October 1, 2000, a decline of $3.6 million from the prior year amount of $43.1. The reduced sales in the third quarter reflect a lower sales volume in the heavy duty component of this segment, which was anticipated based on an analysis of sales back orders. The Wet Friction segment reported sales of $129.0 million for the thirty-nine-week period ended October 1, 2000 compared to $132.2 million in the same period for 1999. The flat sales reflect the growth in sales of agricultural products and slower sales in the on-road heavy product line. The automobile original equipment demand remains at 1999 record levels for the thirty-nine-week period.

    Aftermarket sales for the quarter ended October 1, 2000 were $13.8 million compared to $16.2 million in the prior year. The $2.4 million decline in sales reflects slower sales of dry friction in the North American market as well as the effects of a general decline in the whole aftermarket industry. Sales in the Aftermarket segment of $43.8 million in the thirty-nine-week period ended October 1, 2000 were $5.9 million less than the recorded sales of $49.7 million in the same period in the prior year. The light winter weather contributed to the lower sales as compared to 1999 results as well as more aggressive inventory management at certain of our customers.

    Dry Friction segment sales were $6.5 million for its thirteen-week period ended October 1, 2000, $1.6 million less than the prior year amount of $8.1 million. The reduced sales reflect both a slower European economy and the currency translation adjustments. The Dry Friction segment recorded sales of $22.8 million for the nine-month period ended October 1, 2000, a $2.4 million decrease from 1999 results. The foreign exchange conversion rate decline in 2000, compared to 1999, accounted for a substantial portion of the difference, as well as a slower sales economy for these products in Europe.

Operating Profits

    The following discussion of operating results by industry segment relates to information contained in Note E - Segment Reporting in the Notes to Condensed Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

    The Company recorded operating profits of $5.9 million for the thirteen-week period ended October 1, 2000 as compared to $5.3 million of operating profit for the same period in the prior year. Operating losses for the nine-month period ended October 1, 2000 of $7.2 billion compare to operating profits during the same period in 1999 of $20.7 million. The significant negative change in the overall operating profit for the nine-month period is explained in the beginning paragraph of the Management Discussion and Analysis section.

    The Wet Friction segment recorded operating profit of $4.0 million for the thirteen-week period ended October 1, 2000, which was breakeven as compared to the same period in 1999. The Wet Friction segment posted operating profits of $15.2 million as compared to $13.9 million in 1999, an increase of $1.3 million or 9 percent for the nine-month period ended October 1, 2000. The improved earnings reflect improved operating efficiencies and reduced materials costs over the prior year. Substantially all of the improved operating profits for the nine-month period can be attributed to a successful turnaround program at the Sterling Heights, Michigan, facility. The successful program has provided sufficient earnings to offset the impact of the weakened sales in this segment and in fact for the entire Corporation.

    The Aftermarket segment recorded $2.7 million of operating profit for the quarter ended October 1, 2000, which approximated the 1999 operating profit of $2.8 million for the same period in 1999. The Aftermarket segment recorded operating profit for the thirty-nine-week period ended October 1, 2000 of $8.0 million, a reduction of $.6 million compared to 1999 results for the same period. The reduced operating profit reflects the impact of reduced sales, compared period-to-period, of $5.9 million. This segment did reduce the impact of the lower sales through reduction of labor costs and material costs.

    The Dry Friction segment recorded a $.1 million operating profit for the thirteen-week period ended October 1, 2000 and October 3, 1999, respectively. The operating profit was driven by reductions in employee-related expenses and other overhead expenses partially offset by currency translation and under absorption of certain manufacturing costs during the quarter. The Dry Friction segment recorded operating profit for the thirty-nine-week period ended October 1, 2000 of $1.0 million reflecting a decrease of $.1 million over 1999 results for the same period. The reduced operating profits were due to reduced sales period-over-period of $2.4 million.

Income Taxes

    In the second quarter of 2000, the Company recorded a deferred tax asset of $2.883 billion relating to the tax effects of the liabilities subject to compromise. Based on its historical taxable income, the Company expects to realize approximately $140 million of the deferred tax asset through the ten-year carryback of the previously paid taxes and the expected tax benefits during the twenty-year carryforward period. Accordingly, the Company has recorded a valuation allowance of $2.743 billion against the deferred tax asset to state it at its expected net realizable value. If the plan becomes effective in 2000, and the liabilities subject to compromise are settled for less than the recorded amount of allowed claims, the net deferred tax asset will be adjusted accordingly at that time.

    The Company's effective tax rate, excluding the deferred tax benefit referred to above, for the thirty-nine-week periods ended October 1, 2000 was 42% compared to 29% for the same in the prior year. The Company's effective tax rate for the thirteen-week period ended October 1, 2000 was 42% compared to 29% for the same period in the prior year. In the prior periods, the tax rate was reduced by the effect of certain legal and other costs deducted for tax purposes but offset for financial reporting purposes against the principal balance of the Raymark note payable in connection with an indemnification agreement with Raymark. The offset against the principal balance of the Raymark note has been substantially utilized and this tax benefit is no longer available. These issues account for substantially all of the increase in the effective tax rates.

    The Company has in process an Internal Revenue Service tax audit for the 1996, 1997, and 1998 fiscal years. The IRS has advised the Company that it is reviewing the deductibility of certain bankruptcy related costs, which are included in the indemnification agreement with Raymark, based on a 1999 Bankruptcy Court ruling of an unrelated taxpayer. The amount and specific nature of costs that could be contested has not been specified. The Company has deducted approximately $16.0 million of such costs through October 1, 2000 and continues to believe that these costs are deductible. At this time it is not possible to assess the likelihood or amount of any IRS claim; however, should the IRS assert a claim and prevail, an adjustment related to prior year tax accruals would be required.

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

    With regard to the Company's agricultural equipment operations, worldwide farm commodity prices remain at low levels. In spite of these conditions, it is expected that retail demand for agricultural equipment will be higher than 1999 levels. The Company expects demand for certain heavy duty products will be reduced through the remainder of 2000 based on a review of its current order bank. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for 2000 to ensure the Company's production meets demand.

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

Liquidity and Capital Resources

    The Company's cash and cash equivalents totaled $10.9 million at October 1, 2000 compared to $10.7 million at January 2, 2000.
Capital investment for the nine-month period totaled $9.4 million. The level of capital investment is consistent with planned expenditures in both periods.

    The Company uses collateralized lines of credit for funding purposes in the United States. As more fully explained in Note G - Debt, the Company entered into a new Loan and Security Agreement with Congress Financial Corporation and terminated its Loan and Security Agreement with Bank of America. As of October 1, 2000, the outstanding balances from available lines of credit are $7.6 million, with $4.6 million available in additional borrowings. The Company's foreign subsidiaries have outstanding balances from available lines of credit amounting to $4.0 million with available unused lines of credit amounting to $.8 million, which expire upon demand. The Company believes that cash provided by operations will provide sufficient liquidity to meet its funding requirements.

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

Recently Issued Accounting Pronouncement

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133. This statement defers, for one year, the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to those fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualified as a hedge. Raytech will adopt SFAS No. 133 by January 1, 2001, as required. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. Further, management has conducted a review of the Company's various purchase agreements, and the results of this review indicate that the adoption of SFAS No. 133 will not have a material impact on the financial statements of Raytech Corporation for the year 2000.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The implementation date for this SAB has been delayed until the fourth quarter of 2000 (SAB101B). Management has reviewed the guidance set forth in SAB101 and has determined that the revenue recognition policies of the Corporation comply with both generally accepted accounting principles (GAAP) and the SEC guidance.

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

        By Bankruptcy Court order, the bar date referenced above did not apply to asbestos-related personal injury ("Asbestos") claimants although many filed claims pursuant to the terms of the bar date. In order to comply with the mandatory estimation of all claims against the debtor in the confirmation process, Raytech, the creditors' committee and the Government entered into discussions to attempt to make estimations of the Asbestos and Government claims not subject to the bar date. The discussions resulted in an agreement on the estimate of such Asbestos and Government claims, and accordingly, a motion was filed in the Bankruptcy Court for an allowance of Asbestos claims of $6.760 billion and Government claims of $431.8 million for purposes of voting and distribution under the terms of the Plan. In March 2000, the Bankruptcy Court entered an interim order allowing such amounts as general unsecured claims subject to an objection period through June 2000 and the completion of the initial vote of the plan of confirmation on July 7, 2000. As a result of the resolution of the objections raised with only a slight modification to the plan and the overwhelming favorable response to the initial vote, management was substantially certain that the plan would be confirmed and that the estimate of the $7.2 billion of allowed claims would be finally approved by the
Bankruptcy Court.   Accordingly, during the second quarter,
Raytech recorded a charge and related liability in the accompanying financial statements in the amount of the estimated amount of allowed claims. Such estimations are recorded as liabilities subject to compromise since it is expected that the distributions under the Plan with respect to such claims will be lesser amounts consisting of a 90% equity distribution in reorganized Raytech at confirmation pursuant to the Plan referenced above in this Note A. Upon the effective date of the Plan, Raytech will utilize the "fresh start" reporting principles contained in the AICPA's Statement of Position 90-7, which will result in adjustments relating to the amounts and classification of recorded assets and liabilities determined as of the effective date. Under the Plan, the ultimate consideration to be received by all unsecured creditors will be covered under the referenced 90% equity distribution and will be substantially less than amounts shown in the accompanying financial statements.

        In April 1999, separate adversary actions were filed in the Bankruptcy Court by the retiree committee and the Pension Benefit Guarantee Corporation, respectively, seeking judgments that retirees and pensioners of Raymark have rights as claimants for their benefits in the Raytech bankruptcy estate on the basis of successor liability. Both matters have been heard and decided by the Bankruptcy Court in 1999. In the retiree case, the Court ruled that the Raymark Trustee had the right to terminate the welfare benefit programs and accordingly that liability could not be transferred to Raytech. A motion for reconsideration was denied by the Court. In July 2000, the appellate court affirmed the Bankruptcy Court's decision not to transfer the retiree liability to Raytech. In the pension case, the Court ruled that Raytech has the liability to pay the Raymark pensions based on successor liability. An appeal of the decision was filed. However, as a result of the adverse pension case decision, Raytech has recorded during the second quarter a charge and related liability in an estimated amount of $16 million in the accompanying financial statements. Such charged liability is subject to compromise based on the pending appeal of the decision.

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

        On August 31, 2000, the Bankruptcy Court entered an Order Confirming Raytech Corporation's Second Amended Plan of Reorganization (the "Plan"). The effective date of the plan, as used in the Bankruptcy Code, shall not occur until the satisfaction of certain conditions precedent (the "Effective

Date"). On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech, thereby channeling such claims to the PI Trust for resolution. On the Effective Date the rights afforded and the treatment of all claims and equity interests in the Plan shall be in exchange for and in complete satisfaction, discharge and release of all claims and equity interests against Raytech. The Effective Date of the Confirmation Order is subject to the following conditions precedent: (a) The Bankruptcy Court and United States District Court shall have entered an order or orders establishing the asbestos personal injury permanent channeling injunction and the claims trading injunction, (b) the enabling agreement of the PI Trust is signed and in effect and (c) certain favorable rulings have been obtained from the Internal Revenue Service concerning the Plan or in lieu thereof opinions of counsel. The date of fulfillment of the referenced conditions and the Effective Date are unknown at this time.


        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in small waterways near its Indiana facility.
In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim, subject, however, to several remaining issues of coverage to be decided. In September 2000, the District Court resolved the issues of coverage in the Company's favor, thereby instating the above-referenced summary judgment. RPC continues to assess the extent of the contamination and its involvement and is currently negotiating with IDEM for an agreed order of cleanup. In April 2000, the United States Environmental Protection Agency issued a subpoena for information to determine compliance with federal environmental regulations and in July proposed a consent order of environmental response that is currently being considered by RPC. For any liability not covered by insurance, the Company intends to offset its investigation and cleanup costs against its notes payable to Raymark when such costs become known pursuant to the indemnification clause in the wet clutch and brake acquisition agreement since it appears that any source of contamination would have occurred during Raymark's ownership of the Indiana facility. Blood tests administered to residents in the vicinity of the small waterways revealed no exposure.

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

        In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6,044, $3,022 paid at closing and the balance of $3,022 payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1,500 of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3,022 is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. An answer was filed and discovery has been completed. A trial date has been set for February 2001.

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

        The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.
This ruling has had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the Plan of Reorganization has defined the impact of the successor liabilities imposed by the referenced court decisions. While the Plan of Reorganization has been confirmed by the Bankruptcy Court and the U.S. District Court, it is not yet effective subject to certain conditions precedent, which timing cannot be predicted with certainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts that may be required in connection with reorganizing under the Bankruptcy Code.

Item 4.  Submission of Matters to a Vote of Security Holders.

       The Annual Shareholders' Meeting of Raytech was held
July 21, 2000. The matters submitted to stockholder vote and the vote count on each matter were as follows:

       1. Proposal to elect three Class II Directors for full three-year terms and until their respective successors are elected:

           For Albert A. Canosa               Withheld
              3,284,744                        25,682

           For Robert M. Gordon               Withheld
                3,282,585                      27,841

           For Frederick J. Mancheski         Withheld
                3,282,799                      27,627



       2.  Proposal to ratify the appointment of
           PricewaterhouseCoopers LLP as auditors for 2000:

              For                 Against             Abstain
            3,284,627             10,825              14,974


     Abstentions have the same effect as votes against proposals presented to stockholders other than election of directors. "Non-votes" have no effect on the vote of the proposal.
A "non-vote" occurs when a nominee holding shares for a beneficial owner votes on one proposal but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.

       Pursuant to the vote of shareholders, proposals 1 and 2 above were adopted and effective on July 21, 2000.

       Directors whose terms of office as Directors continued after the Annual Shareholders' Meeting include:

                         Robert L. Bennett
                         Donald P. Miller
                         Robert B. Sims










ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             (27)  Financial data schedule (Edgar Only)


        (b)  REPORTS ON 8-K

             Filed on August 31, 2000

             Item 3.  Bankruptcy or Receivership

             As previously reported, on March 10, 1989, Raytech Corporation (the "Company" or "Debtor") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court"). Since the petition date, the Debtor has operated its business as debtor in possession in accordance with the provisions of the Bankruptcy Code.

             On August 31, 2000, the Bankruptcy Court entered an Order Confirming Raytech Corporation's Second Amended Plan of Reorganization (the "Confirmation Order"), which confirmed the Company's Second Amended Plan of Reorganization (the "Plan"). The "effective date of the plan," as used in the Bankruptcy Code, shall not occur until the satisfaction of certain conditions precedent (the "Effective Date").

             The Plan was proposed jointly by the Debtor, the Official Committee of Unsecured Creditors, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the United States Environmental Protection Agency (the "Governments") and the Official Committee of Equity Holders in an agreement signed in October 1998 providing for the basic terms of a consensual plan of reorganization.

             As previously disclosed, Orders of various courts have held the Debtor liable as a successor to Raymark Industries, Inc. for asbestos-related personal injury claims ("API Claims") and environmental claims of the Governments ("Environmental Claims") amounting to an estimated $7.2 billion in total liabilities.

             The Plan is based on a settlement providing for an exchange of allowed API Claims estimated to be $6.76 billion and allowed Environmental Claims of $432 million for 90% of the common stock of the Debtor with existing equity holders in the Debtor retaining 10% of the common stock in the Debtor. In accordance with the Plan, all present and future API Claims will be assumed and resolved by an independently administered claims trust (the "PI Trust"). On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 24(g) of the Bankruptcy Code will permanently and forever stay, enjoin and restrain any asbestos-related claims against the Debtor, thereby channeling such claims to the PI Trust for resolution.

             The Plan provides for the classification and treatment of all claims and equity interests and on the Effective Date the rights afforded and the treatment of all claims and equity interests in the Plan shall be in exchange for and in complete satisfaction, discharge and release of all claims and equity interests against the Debtor.

             The total assets of the Debtor as of July 2000 month-end of $235.5 million consist of investments in subsidiaries of $93 million and a deferred tax asset of $141 million. The total liabilities as of that date consist of liabilities subject to compromise of $7.2 billion offset by negative equity of $7.0 billion.

             The Effective Date of the Confirmation Order is subject to the following conditions precedent: (a) The Bankruptcy Court and United States District Court shall have entered an order or orders establishing the asbestos personal injury permanent channeling injunction and the claims trading injunction, (b) the enabling agreement of the PI Trust is signed and in effect and (c) certain favorable rulings have been obtained from the Internal Revenue Service concerning the Plan or in lieu thereof opinions of counsel. The date of fulfillment of the referenced conditions and the Effective Date are unknown at this time.



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

Date: November 10, 2000