Form 10-K
period 2000-12-31
RAYTECH CORP
filed 2001-03-26
CIK 797917

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     for the Fiscal Year ended December 31, 2000 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 2, 2001, 3,519,313 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of these shares on the New York Stock Exchange) on such date held by non-affiliates was approximately $10.9 million.

Documents incorporated by reference:  None

                      INDEX TO RAYTECH CORPORATION
                            2000 FORM 10-K

                                PART I.

                                                                 Page
Item 1.  Business

         (a)  General Development of Business ..................   4

         (b)  Financial Information About Industry Segments ....   6

         (c)  Narrative Description of Business ................   6

              Introduction .....................................   6

              Sales Methods ....................................   7

              Raw Material Availability ........................   7

              Patents and Trademarks ...........................   7

              Competition, Significant Customers and Backlog ...   8

              Employees ........................................   9

              Capital Expenditures .............................   9

              Research and Development .........................   9

              Environmental Matters ............................  10

         (d)  Financial Information About Foreign Operations ...  10

Item 2.  Properties ............................................  11

Item 3.  Legal Proceedings .....................................  12

Item 4.  Submission of Matters to a Vote of Security Holders ...  20

                               PART II.

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ...........................  21

Item 6.  Selected Financial Data ...............................  22

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...................  23

Item 7a. Quantitative and Qualitative Disclosures About
         Market Risk ...........................................  37

                                                                 Page


Item 8.  Financial Statements and Supplementary Data ...........  38

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures ..................  93



                               PART III.

Item 10.  Directors and Officers of Registrant ................   94

Item 11.  Executive Compensation ..............................   97

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management ...............................  103

Item 13.  Certain Relationships and Related Transactions ......  104

                               PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K .................................  104

          (a)(1)  List of Financial Statements ................  104

          (a)(2)  List of Financial Statement Schedules .......  104

          (a)(3)  Exhibits ....................................  104

          (b)     Reports on Form 8-K .........................  104

          (c)     Index of Exhibits............................  106

          (d)     Index to Consolidated Financial Statements
                  and Financial Statement Schedules
                  (reference) .................................  109

Signatures ....................................................  110

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

         In accordance with the stated restructuring purposes, Raytech, through its subsidiaries, purchased certain non-asbestos businesses of Raymark in 1987, including the Wet Clutch and Brake Division for $76.9 million and Raybestos Industrie-Produkte GmbH, a German subsidiary for $8.2 million. In anticipation of such sales, Raymark retained independent investment bankers and financial analysts for the purpose of determining fair purchase prices and divestiture. Representing part of the consideration of the transactions, Raymark agreed to indemnify Raytech for Raymark's liabilities, including asbestos, environmental, pension and others.

         In May 1988, Raytech divested all of the Raymark stock to Asbestos Litigation Management, Inc. The purchase price of the stock was affected by Raymark's substantial asbestos-related liabilities.

         Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in numerous asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification included as a condition of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987. In February 1989, an involuntary petition for bankruptcy was filed against Raymark, causing Raymark to be unable to continue funding the costs of defense to Raytech in the asbestos-related lawsuits referenced above.

         With the loss of defense from Raymark, the defense of such lawsuits shifted directly to Raytech as it had no insurance providing coverage for asbestos-related liabilities. As a result of the above factors and to halt the asbestos-related litigation, in March 1989 Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech was stayed while the debtor corporation and its non-filed operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. The bankruptcy proceedings imposed little or no limitation to the manufacturing and selling of products and other day-to-day operations of the businesses.

         In one of the asbestos-related personal injury lawsuits decided in October 1988 in a U.S. District Court in Oregon,
Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992, the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extended beyond the Oregon District due to a 1995 Third Circuit Court of Appeals decision in a related case wherein
Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities and a petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. (For a further discussion regarding this liability and bankruptcy proceedings, refer to Item 3. Legal Proceedings herein.)

         In October 1998, Raytech reached a tentative settlement with its creditors to achieve a consensual plan of reorganization. The settlement provided for all general unsecured creditors, including asbestos and environmental claimants, to receive 90% of the equity of the Company and existing equity holders to retain the remaining 10% of the equity. In fulfillment of the settlement, on August 31, 2000, the consensual plan of reorganization ("Plan") was confirmed by the Bankruptcy Court. The Plan is not yet effective pending fulfillment of certain conditions.

         Barring an unforeseen downturn in business and assuming that the confirmed reorganization plan to control its legal responsibility for Raymark's asbestos-related and other liabilities will be made effective in the bankruptcy proceedings, Raytech believes it will generate sufficient cash flow to satisfy 2001 debt maturities, working capital and capital spending needs. However, the outcome of these matters is uncertain and should Raytech be held fully liable, there would be a material adverse impact on Raytech as it does not have the resources needed to fund the substantial uninsured asbestos-related, employee benefit-related and environmental liabilities and related costs of litigation as defined further in Item 3. Legal Proceedings.

         (b) Financial Information About Industry Segments

              The sales and operating income of Raytech on a consolidated basis, and its identifiable assets for the fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999 are set forth herein starting on page 73.

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

         The percentage of net sales for each segment over the past three years is as follows:

                                         2000     1999     1998

         Wet friction operations          64%      62%      63%
         Dry friction operations          12%      13%      13%
         Aftermarket operations           24%      25%      24%

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

              Patents and Trademarks

              Raytech owns a number of patents both foreign and domestic. Such patents expire between 2001 and 2018. In the opinion of management, the business is not dependent upon the protection of any of its patents or licenses and would not be materially affected by the expiration of any of such patents and licenses.

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

         In the wet friction original equipment automotive automatic transmission parts sector there are approximately four competitors, including one foreign company utilizing price, service and product performance to attempt to gain market share. Though not the largest company competing in this market, Raytech is highly competitive due to cost efficient plants, dedicated and skilled employees and products that are high in quality and reliability. The original equipment heavy-duty, off-highway vehicle sector is highly competitive with approximately three companies vying for the business, including two foreign companies, and approximately three competitors for the oil-immersed friction plate sector. Raytech is the leading competitor in these markets and sets the standards for the industry, resulting from its integrated, cost efficient operations and its high quality products and service. Domestic sales as a percentage of total Raytech sales to three customers are as follows:

                          2000         1999         1998

   Caterpillar            13.0%        11.9%        12.4%

   DaimlerChrysler        15.4%        14.8%        14.9%

   Allison                 7.7%        10.2%         9.2%

Sales backlog for the wet friction segment at the end of 2000, 1999, and 1998 was approximately $72 million, $92 million, and $69 million, respectively. It is anticipated that current backlog will be filled in 2001.

         In the dry friction segment the European markets in which the Company participates are competitive with approximately two competitors in the passenger car clutch sector. Raytech is not the leader but has enhanced its competitive position in these markets, having significantly increased its market share through acquisition and restructuring. Raytech entered the Asian market with manufacturing that began in China in 1998. The markets are competitive with several Chinese and other Asian-based manufacturers competing for the business. Sales backlog at the end of 2000, 1999, and 1998 was approximately $.7 million, $.7 million, and $0 million, respectively.

         In the aftermarket segment, the domestic automotive, automatic transmission sector has approximately five competitors. Here, Raytech believes that some of its competitors have greater financial resources, but its competitive position is increasing due to the customer acceptance of both its high quality and low cost product lines. The transmission filter business is competitive with approximately five competitors. Sales backlog at the end of 2000, 1999, and 1998 was approximately $6 million, $9 million, and $7 million, respectively. It is anticipated that current backlog will be filled in 2001.

          Competition in all markets served by Raytech is based on product quality, service and price. On such basis Raytech believes that it is highly competitive in all markets in which it is engaged.

              Employees

              At December 31, 2000, Raytech employed approximately 1,642 employees, compared with 1,729 employees at the end of 1999. Raytech has agreements with labor unions relating to wages, hours, fringe benefits and other conditions of employment which cover most of its production employees. The term of the labor contract at Raybestos Products Company in Crawfordsville, Indiana, is due to expire in May 2003. The term of the labor contract at Automotive Composites Company in Sterling Heights, Michigan, is due to expire in October 2001.

              Capital Expenditures

              Capital expenditures were $13.4 million, $23.2 million, and $19.8 million for 2000, 1999 and 1998, respectively.
Capital expenditures for 2001 are projected at $17.8 million.

              Research and Development

              Research and development costs were approximately $6.8 million, $7.1 million, and $5.6 million for 2000, 1999 and 1998, respectively. Separate research and development facilities are maintained at appropriate manufacturing plants for the purpose of developing new products, improving existing production techniques, supplying technical service to the business units and customers, and discovering new applications for existing products. Research and development costs for 2001 are projected at $9.3 million.

              Environmental Matters

              Various federal, state and local laws and regulations related to the discharge of potentially hazardous materials into the environment, and the occupational exposure of employees to airborne particles, gases and noise have affected and will continue to affect the Registrant's operations, both directly and indirectly, in the future. The Company's operations have been designed to comply with applicable environmental standards established in such laws and regulations. Pollution and hazardous waste controls are continually being upgraded at the existing manufacturing facilities to help to ensure environmental compliance. Expenditures for upgrading of pollution and hazardous waste controls for environmental compliance, including capital expenditures, are projected to be $1.1 million for 2001. Because environmental regulations are constantly being revised and are subject to differing interpretations by regulatory agencies, Raytech is unable to predict the long-range cost of compliance with environmental laws and regulations. Nevertheless, management believes that compliance should not materially affect earnings, financial position or its competitive position.

         (d) Financial Information about Foreign Operations

             Financial information about the foreign operations of Raytech for the fiscal years ended December 31, 2000, January 2,
2000, and January 3, 1999 is set forth in Note K to Consolidated
Financial Statements, included herein.

Item 2.  Properties

         Raytech, through its three operating segments, has plants as follows:

         The wet friction operations has a Crawfordsville, Indiana, facility that is owned and consists of approximately 455,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Sterling Heights, Michigan, facility is owned and consists of approximately 111,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Liverpool, England, facility is leased and consists of 27,000 square feet of office, production, research and warehousing space. Wet friction also leases sales office space in Leverkusen, Germany and Peoria, Illinois, and has an administrative office in Indianapolis, Indiana.

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

         The aftermarket operations has two facilities in Sullivan, Indiana, that are owned and consist of 130,000 and 37,500 square feet of office and warehousing space that is suitable and adequate to provide the capacity to meet anticipated demand of products. The capacity is underutilized, leaving space for future demand. A separate Crawfordsville, Indiana, facility is owned and consists of approximately 41,000 square feet of warehousing space for aftermarket distribution. Aftermarket also leases sales office space in Floral Park, New York.

         Raytech also leases office space in Shelton, Connecticut, for its headquarters staff.

         Raytech believes that its properties are substantially suitable and adequate for its purposes. All of the production facilities are continually being upgraded to comply with applicable environmental standards and to improve efficiency.

Item 3.  Legal Proceedings

         The formation of Raytech and the implementation of the restructuring plan more fully described in Item 1 above was for the purpose of providing a means to acquire and operate businesses in a corporate structure that should not be subject to any asbestos-related or other liabilities of Raymark.

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

         Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in numerous asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. In 1989, the involuntary bankruptcy proceedings against Raymark caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above. Raytech management was informed that Raymark's cost of defense and disposition of cases up to the automatic stay of litigation in 1989 under the involuntary bankruptcy proceedings was approximately $333 million of Raymark's total insurance coverage of approximately $395 million. It has also been informed that as a result of the dismissal of the involuntary petition, Raymark encountered newly filed asbestos-related lawsuits but had received $27 million from a state guarantee association to make up the insurance policies of an insolvent carrier and had $32 million in other policies to defend against such litigation. In March 1998, Raymark filed a voluntary bankruptcy petition as a result of several large asbestos-related judgments against it.

         In October 1988, in a case captioned Raymond A. Schmoll v. ACandS, Inc., et al., the U.S. District Court for the District of Oregon ruled, under Oregon equity law, Raytech to be a successor to Raymark's asbestos-related liability. The successor decision was appealed by Raytech, and in October 1992, the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extends beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

         As the result of the inability of Raymark to fund Raytech's cost of defense recited above and to halt the asbestos-related litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech was stayed while the debtor corporation and its non-filing operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, an official committee of equity security holders was appointed relating to a determination of equity security holders' interest in the bankruptcy estate.

         In June 1989 Raytech filed a class action in the Bankruptcy Court captioned Raytech v. Earl White, et al. against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable as a successor for the asbestos-related liabilities of Raymark. The U.S. District Court withdrew its reference of the case to the Bankruptcy Court, and agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing the class action citing as a reason the preclusive effect of the 1988 Schmoll case recited above under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In February 1994, the U.S. District Court's dismissal of the case was appealed. In May 1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling leaves the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

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

         Costs incurred by the Company for asbestos-related liabilities are subject to indemnification by Raymark under the 1987 acquisition agreements. By agreement, in the past, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993.
The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred since 1994 were applied as a reduction of the note obligations pursuant to the agreements.

         In March and April 1998, Raymark and its parent, Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with asserting control over Raymark and its assets, the creditors' committee, Raytech, the Guardian ad litem for Future Claimants, the equity committee and the government agencies caused the Raymark bankruptcies to be transferred from Utah to the Connecticut Court. In October 1998, a trustee was appointed by the United States Trustee over the Raymark bankruptcies and is currently administering the Raymark estate.

         In October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). The parties to the settlement included Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U. S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of Understanding provided for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive 90% of the equity in reorganized Raytech and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to a trust established under the Bankruptcy Code, and existing equity holders in Raytech to receive 10% of the equity in reorganized Raytech. The Memorandum of Understanding also requires that an amount of cash, which will be determined at the effective date, be transferred to the trust. The amount of cash has been estimated at $2.5 million. Substantive non-economic terms of the Memorandum of Understanding provided for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdensome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay.

         In August 1999, the Bankruptcy Court set a bar date for filing claims against Raytech, resulting in approximately 3,200 claims. Such claims were categorized into asbestos personal injury, asbestos property damage, environmental, including the EPA and State of Connecticut, pension/retiree benefits and other employee related claims and other contractual and general categories. Through Court proceedings many of the filed claims were expunged, leaving only valid claims to be dealt with in the Plan. In order to comply with the mandatory estimation of all claims against the debtor in the confirmation process, Raytech, the creditors' committee and the Government entered into discussions to attempt to make estimations of the asbestos and Government claims not subject to the bar date. The discussions resulted in an agreement on the estimate of such asbestos and Government claims, and accordingly, a motion was filed in the Bankruptcy Court for an allowance of asbestos claims of $6.760 billion and Government claims of $431.8 million for purposes of voting and distribution under the terms of the Plan. In March 2000, the Bankruptcy Court entered an interim order allowing such amounts as general unsecured claims subject to an objection period through June 2000 and the completion of the initial vote of the Plan of confirmation on July 7, 2000. As a result of the resolution of the objections raised with only a slight modification to the Plan and the overwhelming favorable response to the initial vote, management was substantially certain that the Plan would be confirmed and that the estimate of the $7.2 billion of allowed claims would be finally approved by the Bankruptcy Court. Accordingly, Raytech recorded a charge and related liability in the financial statements in the amount of $7.2 billion for the estimated amount of allowed claims in the second quarter of 2000. Such estimations are recorded as liabilities subject to compromise since it is expected that the distributions under the Plan with respect to such claims will be lesser amounts consisting of a 90% equity distribution in reorganized Raytech at the effective date pursuant to the Plan referenced above in this Note A. Upon the effective date of the Plan, Raytech will utilize the "fresh start" reporting principles contained in the AICPA's Statement of Position 90-7, which will result in adjustments relating to the amounts and classification of recorded assets and liabilities determined as of the effective date. Under the Plan, the ultimate consideration to be received by all unsecured creditors will be covered under the referenced 90% equity distribution and will be substantially less than amounts shown in the accompanying financial statements.

         In 1999, the Bankruptcy Court ("Court") issued rulings on adversary actions brought by Raymark retirees and pensioners seeking rights as claimants for benefits from Raytech on the basis of successor liability. As to the pensioners, the Court ruled that Raytech has the liability as a successor to Raymark. The decision has been appealed and remains pending. As noted in the previous paragraph, during the second quarter of 2000, management was substantially certain that the Plan would be confirmed and that the pension liability would be Raytech's responsibility, although under legal appeal. The resulting recorded charge and related liability estimated at $16 million was recorded in the second quarter of 2000 and is subject to compromise based on the pending appeal. As to the retirees, the Court ruled that the Raymark Trustee's termination of the retirees benefit plans was justified and thus the post-termination liability thereafter could not be transferred to Raytech. In response to the bar date set for filing claims in 1999, approximately 700 retirees filed timely claims. The validity and the amount of claims were not estimated until the fourth quarter of 2000. The charge for the estimated amount of allowed claims of $2.5 million was recorded in the fourth quarter of 2000, and the liability is subject to compromise. For both the PBGC and retiree claims, the Court has not yet determined if they will be classified as priority or unsecured claims. At December 31, 2000, they are both considered to be unsecured claims and included in liabilities subject to compromise pending final Court decision.

         On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. The Plan contained several conditions to the occurrence of the effective date of the Plan ("Effective Date"). The majority of the conditions have been met, and the remaining conditions to the Effective Date are the resolution of the Raymark claims and the requested tax-related rulings from the IRS or an opinion of counsel. It is unknown when the above-referenced conditions to the Effective Date will be satisfied, but it is management's intention that they will be met as soon as possible. Until the Effective Date occurs, the terms of the Plan, although confirmed, are not yet in effect. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan shall be in exchange for and in complete satisfaction, discharge and release of all claims and equity interests against Raytech.

         In 1991, an environmental claim was filed by the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, including submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan acceptable to the DER. The estimated cost for Raymark to comply with the order was $1.2 million. The DER notified the Company in 2000 that Raymark had failed to comply with its obligations under the Consent Order. In December 2000, Raymark sold its Pennsylvania manufacturing facility, and the buyer has entered a consent agreement with the DER to comply with the order, thereby satisfying the claim against Raytech.

         In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"), and in April 2000, the EPA issued a subpoena for information to determine compliance with federal environmental regulations and in July 2000 proposed a consent order of environmental response that was rejected by RPC. In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC is preparing a plan for implementing and carrying out the cleanup Order. Based on preliminary assessments, the Company has estimated that the cost to comply with the Order will be in the range of $3 million to $6 million and has recorded a liability in the amount of $3 million at December 31, 2000. It is at least reasonably possible that the preliminary assessment of estimated costs to comply with the Order may be modified as the project progresses. A receivable from Reliance Insurance Company will be recorded when the Company has determined that it is probable that such recovery will be realized.

         In January 1997, Raytech was named through a subsidiary in a third party complaint captioned Martin Dembinski, et al. vs. Farrell Lines, Inc., et al. vs. American Stevedoring, Ltd., et al. filed in the U.S. District Court for the Southern District of New York for damages for asbestos-related disease. The case has been removed to the U.S. District Court, Eastern District of Pennsylvania. When required, the Company will seek an injunction in the Bankruptcy Court to halt the litigation under the channeling injunction referenced above.

         In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of Advanced Friction Materials Company ("AFM") in the U.S. District Court, Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3.3 million prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3.330 million. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1.337 million. Hartwick has been arrested by the State of Michigan under 13 counts of embezzlement. In May 2000, Hartwick pled guilty to the charges and has been sentenced for 2 to 15 years in the Michigan State Penitentiary. A restitution order was granted to the Company in the amount of $1.33 million.

         In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6.044 million, $3.022 million paid at closing and the balance of $3.022 million payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1.5 million of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3.022 million is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. Discovery has been completed, and cross motions for summary judgment are being considered by the Court. A trial date has been set for April 2001.

         In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment was filed by the plaintiffs and was ruled upon in March 2000. The ruling granted plaintiffs summary judgment on several of the counts but denied summary judgment with respect to the claims against Mr. Smith for the stripping of assets from Raymark and its creditors for the reason that there was insufficient evidence of insolvency of Raymark, giving plaintiffs standing to file the claim. The Court invited plaintiffs to file for reconsideration of the denial with sufficient evidence of insolvency of Raymark at the time Mr. Smith expropriated the assets. Such motion for reconsideration was filed in April 2000 and remains pending.

         The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling has had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the Plan of Reorganization has defined the impact of the successor liabilities imposed by the referenced court decisions. While the Plan of Reorganization has been confirmed by the Bankruptcy Court and the U.S. District Court, it is not yet effective subject to certain conditions precedent, which timing cannot be predicted with certainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.

Item 4.  Submission of Matters to a Vote of Security Holders.


           None





                               PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

       The Registrant's (Raytech) common stock is traded on the New York Stock Exchange under the trading symbol RAY. As of March 1,
2001, there were 1,596 holders of record of the Registrant's common stock.

       Information regarding the quarterly high and low sales prices for 2000 and 1999 and information with respect to dividends is set forth in Note L of the Consolidated Financial Statements, Part II,
Item 8 hereof.

Item 6.  Selected Financial Data

FIVE-YEAR REVIEW OF OPERATIONS
(in thousands, except per share data)
                                        2000        1999      1998      1997      1996

Operating Results
  Net sales                       $   239,532     $251,966  $247,464  $234,475  $217,683
  Gross profit                         59,489       60,238    58,650    51,575    54,269
  Operating profit                     27,215       27,518    26,007    26,164    23,603
  Interest expense                      2,218(3)    2,279(3)  2,158(3)  3,345     3,132
  Net (loss) income                (7,058,978)(4)  16,364    16,357    15,538(2) 15,991(5)

Share Data
  Basic (loss) earnings per share $ (2,015.40)(4) $   4.76  $   4.81  $   4.76  $   4.95
  Weighted average share            3,502,522    3,439,017 3,402,019 3,263,137 3,232,674

  Diluted (loss) earnings
    per share                     $ (2,015.40)(4) $   4.65  $   4.61  $   4.41  $   4.65
  Adjusted weighted average shares  3,502,522    3,518,884 3,548,893 3,524,391 3,441,645

Balance sheet
  Total assets                    $   320,316     $188,686  $172,034  $153,385  $140,155
  Working capital                      21,402       11,201     5,464     7,324     7,418
  Long-term obligations                31,238       35,055    39,002    38,639    41,522
  Liabilities subject to
    compromise(4)                   7,211,433          -         -         -         -
  Commitments and contingencies(1)
  Total shareholders' (deficit)
    equity                         (6,979,138)    80,788    64,297    48,462    34,015

Property, plant and equipment
  Capital expenditures            $    13,399   $ 23,203  $ 19,754  $ 20,603  $  8,390
  Depreciation                         11,545     10,569     9,477     8,746     8,039

Dividends declared per share      $       -     $    -    $    -    $    -    $    -

(1)  See Notes A and N to the consolidated financial statements.
(2)  Includes the reversal of $1,519 of valuation allowance against deferred tax assets of German operations.
(3)  Includes cessation of interest accruals on Raymark note in connection with a
     Bankruptcy Court Order.
(4)  Includes recording of the estimated amount of allowed claims in the amount of $7.2 billion relating to asbestos personal injury, environmental and employee benefits issues.  See Note A to the consolidated financial statements.
(5)  Includes reversal of $3,100 of prior year tax accruals no longer required.


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

2000 Compared With 1999

     The most significant event that occurred in the year 2000 for Raytech Corporation was the confirmation by the Bankruptcy Court of Raytech's Second Amended Plan of Reorganization ("Plan"), which confirmation was affirmed by the U.S. District Court on September 13, 2000. The Plan and the confirmation process are discussed more fully in Note A to the Consolidated Financial Statements herein. During fiscal 2000, the Company recorded certain charges and related liabilities as "liabilities subject to compromise" in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

     The charges and related liabilities discussed above included an estimate of the asbestos-related personal injury liability of $6.76 billion and an estimate of the government's claim for certain environmental liabilities of $431.8 million. As part of the bankruptcy proceedings with respect to successor liability, Raytech has recorded a charge of $16 million to reflect its liability for funding the Raymark pension plan as well as a charge for $2.5 million for certain other Raymark retiree liabilities.

     When the Plan becomes effective, substantially all the liabilities subject to compromise will be discharged in exchange for 90% of stock of reorganized Raytech, while the current equity holders will retain a 10% ownership position. The Bankruptcy Court has not yet determined if the pension and retiree claims will be discharged as part of the exchange for 90% of stock of reorganized Raytech or whether they will be addressed as a priority claim, which would require Raytech to fund the liabilities out of current operations. There are several conditions and other matters that must be resolved in order to have the Plan become effective. Accordingly, it is difficult to predict with certainty when it will become effective.

     Raytech Corporation's revenues for the year ended December 31, 2000 were $239.5 million compared to $252.0 million in 1999. Net loss for the year ended December 31, 2000 was ($7.1) billion or $(2,015.40) basic loss per share, as compared to net income of $16.4 million or $4.76 basic earnings per share in 1999.

Net Sales

     Worldwide net sales were $239.5 million, compared with $252.0 million in 1999, a reduction of $12.5 million or 5%. The wet friction segment sales decreased $4.0 million primarily due to weak sales in the light duty component of the wet friction segment. The decline in sales volume was partially due to the much anticipated slowing in the U.S. economy and the loss of certain sales to a major customer due to foreign competition. The impact on the automotive original equipment manufacturers has resulted in slow movement of inventory. However, decreases were partially offset by improvements in the heavy duty and agricultural markets as the demand for certain items increased. Aftermarket sales decreased $5.7 million compared with the prior year as a result of aggressive inventory management at certain of our customers. In general, the aftermarket was slower in 2000 as compared to 1999. The dry friction segment sales decreased $2.8 million year over year due to an adverse foreign currency fluctuation ($3.9 million), offset by an increase in sales of $1.1 million.

Gross Profit

     Gross profit as a percentage of sales for the period ended December 31, 2000 is 24.8% as compared to 23.9% for the same period one year ago. The improved gross profit of .9 percentage points was due primarily to the improved performance at the Sterling Heights, Michigan, manufacturing facility. During the 2000 fiscal year, management changes and related cost savings programs at this facility provided for the improved performance. Manufacturing costs were further controlled through reductions in the number of employees during the year, as well as benefits derived through improved efficiencies from capital investment.

Selling, General and Administrative

     Selling, general and administrative expenses decreased .9% to $32.4 million as compared to $32.7 one year earlier. The cost decrease is attributable to reduced administrative staff and reductions in selling costs.

Interest Expense

     Interest expense, excluding the Raymark note, is down slightly as compared to the prior year. During 2000, Raybestos Products Company and Raytech Automotive Components Company terminated their Loan and Security Agreements with Bank of America and entered into a new Loan and Security Agreement ("Agreement") with Congress Financial Corporation. The new Agreement provides for Raybestos Products Company, Raytech Automotive Components Company and Automotive Composites Company to borrow up to $30 million in the aggregate. The Agreement consists of a $25 million revolving line of credit and a term loan of $5 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. The debt refinancing lowered the interest rate 50 basis points on all domestic borrowing. Additionally, lower capital expenditures year-over-year provided funds to lower the overall debt position of the Company.

     In connection with the January 1998 Bankruptcy Court decision to require Raytech to halt payments on its promissory note payable to Raymark, management has concluded that interest should not be accrued during the cease payment period. Accordingly, no interest has been accrued in fiscal 2000, 1999 and 1998. The ultimate resolution of interest to be paid on the note is subject to the uncertainties inherent in reorganization proceedings under the Bankruptcy Code.

Other Income, Net

     Other income, net consists of miscellaneous items of which the most significant is interest income in the amount of $592 thousand.

Income Taxes

     In 2000, the Company recorded an additional deferred tax asset of $2.767 billion relating to the tax effects of the liabilities subject to compromise. Based on its historical taxable income, the Company expects to realize approximately $140 million of the total deferred tax asset through the ten-year carryback of the previously paid taxes and the expected tax benefits during the twenty-year carryforward period. Accordingly, the Company has recorded a valuation allowance of $2.633 billion against the gross deferred tax asset to state it at its expected net realizable value. When the Plan becomes effective, and the liabilities subject to compromise are settled for less than the recorded amount of allowed claims, the net deferred tax asset will be adjusted accordingly.

     The Company's effective tax rate, excluding the deferred tax benefit referred to above, for the year ended December 31, 2000 was 42% compared to 32% for the same period in the prior year. The Company's effective tax rate of 42% differs from the federal statutory rate primarily due to state and foreign taxes. In the prior periods, the tax rate was reduced by the effect of certain legal and other costs deducted for tax purposes but offset for financial reporting purposes against the principal balance of the Raymark note payable in connection with an indemnification agreement with Raymark (see Note A to the Consolidated Financial Statements). The offset against the principal balance of the Raymark note has been substantially utilized and this tax benefit is no longer available. This issue accounts for substantially all of the increase in the effective tax rate.

     The Company has in process an Internal Revenue Service tax audit for the 1996 through 1999 fiscal years. The IRS has proposed disallowance of $9.9 million of bankruptcy-related costs relating to 1996 through 1998, which are included in the indemnification agreement with Raymark. The Company has deducted approximately $17.0 million of such costs through December 31, 2000 and continues to believe these costs are deductible. The ultimate resolution of the Company's liability, if any, is dependent on the interpretation of a complex set of facts and applicable legal precedents. While the Company and its advisors believe the Company's position is supported by the facts and the weight of the legal precedents, it is reasonably possible, through a different factual analysis and application of countervailing legal authority, that a final determination could be adverse to the Company. As such, the Company intends to contest the proposed disallowance and has not recorded any related provisions. Should the IRS ultimately prevail in its claim, an adjustment related to prior year tax accruals would be required.

Business Segment and Geographic Area Results

     The following discussion of operating results by industry segment and geographic area relates to information contained in Note K - Segment Reporting in the Notes to Consolidated Financial
Statements. Operating profit is income before income taxes and minority interest.

               2000 Net Sales by Business Segment

                  Wet Friction      64%
                  Aftermarket       24%
                  Dry Friction      12%



               Wet Friction Segment (in millions)

                                 Net Sales     Operating Profit

                  2000            $152.7          $18.1
                  1999             156.7           18.1
                  1998             155.8           18.4

Wet Friction Segment

     Revenues decreased 2.6 percent to $152.7 million as compared with $156.7 million in 1999. The decline was the result of slowing demand in the light duty original equipment market, which includes automotive original equipment and light duty or highway original equipment. New products totaling $5.3 million were introduced through the automotive original equipment section of the Wet Friction segment. The increases were offset by slower demand in the fourth quarter of 2000 as the automobile manufacturers reduced orders for our products. Additionally, the loss to foreign competitors of certain parts to one of our customers further reduced sales. The heavy duty market showed improvement over 1999 as demand for certain agricultural products increased. The agricultural market increased approximately $2.2 million as compared to 1999.

     Operating profit was equal to the prior year at $18.1 million. The ability to retain the operating profits at the same level as 1999 with $4 million less in sales is due primarily to improved profitability at the Michigan manufacturing facility and other cost containment programs throughout the Company.

               Aftermarket Segment (in millions)

                                 Net Sales     Operating Profit

                  2000             $58.4          $10.8
                  1999              64.1           11.6
                  1998              58.8            9.0


Aftermarket Segment

     The Aftermarket segment recorded revenues of $58.4 million for fiscal 2000 as compared to $64.1 million in 1999, a decrease of $5.7 million or 9%. The decrease was due partly to an internal reorganization at a major customer combined with a more focused inventory management program. The combination of these changes reduced sales $1.7 million. Additionally, the aftermarket in general was slower in 2000 as compared to 1999, which is reflected in reduced sales across all product lines.

     Operating profits of $10.8 million were less than the $11.6 million recorded in 1999, a decrease of $.8 million or 7%. The decrease in operating profits was due entirely to the lower sales volume year-over-year. Operating profit as a percent of sales increased to 18.5% in 2000 from 18.1% in 1999. The increase reflects the effect of cost reduction programs and improved manufacturing efficiencies implemented in 2000.

              Dry Friction Segment (in millions)

                                 Net Sales     Operating Profit

                  2000             $28.4            $ .7
                  1999              31.2             1.2
                  1998              32.9              .8

Dry Friction Segment

     Revenues of $28.4 million were recorded in the Dry Friction segment for 2000 as compared to $31.2 million in 1999, a decline of $2.8 million or 9%. Revenues produced at our facility in China improved significantly over 1999 with $.9 million of increased revenues, an increase of 46%. In local currency, revenues of the German operation were up slightly ($.2 million) when compared to 1999. The most significant impact in this segment was the year-over-year decline in the deutsche mark, which provided a negative translation adjustment of $3.9 million.

     Operating profit of $.7 million was lower than 1999 by $.5 million or 42%. The decrease in operating profit was due to the currency translation adjustment offset by increases in sales from the China facility.

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

     With regard to the Company's agricultural equipment operations, worldwide farm commodity prices remain low as a result of prospects for increased global supplies of grains and oilseeds, as well as fears about the Asian economic issues. Accordingly, retail demand for agricultural equipment in 2001 is now projected to remain at 2000 levels in North America, Europe, Latin America and Australia. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for 2001 to ensure the Company's production meets demand.

     The aftermarket segment is expected to remain constant compared to results for 2000. The competition in this market continues to increase as mergers continue to occur between suppliers. The sales in this segment have been driven by new product introductions in filters, dry friction clutch facings and planetary gears over the past years. Introducing new products for this market is a key element in the 2001 strategy.

     The dry friction segment continues to operate in a sluggish European environment with unemployment remaining at high levels and economic growth improving only marginally. The development of new market opportunities in Asia is supported through the new production facility in China. This facility improved sales substantially over 1999, growing from $1.9 million in sales to $2.8 million in 2000, an increase of $.9 million. The overall Asian economy continues to be negatively affected by the weakened economies of Japan and other Asian countries. Therefore, growth in 2001 will be at a slower pace compared to 2000.

     The Company's outlook for 2001 anticipates modest reduction in sales with lower operating income compared to 2000 results. Maintaining market share in the automotive original equipment market and the continued introduction of new products for aftermarket distribution are expected to be the drivers for performance. Further, it is anticipated that the dry friction operation in China will improve the performance of this segment.

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

     The Company effectively manages its accounts receivable as evidenced by the average days sales in trade receivables of 37 days, a reduction of 9 days from the prior year. This allows for minimum borrowings in supporting inventory and trade receivables.
Management does not anticipate a significant change in fiscal policy in any of its borrowing markets in 2001 given current economic conditions. Further, the Company can reduce the short-term impact of interest rate fluctuation through deferral of capital investment should the need arise.

     The Company maintains borrowings in both fixed rate and variable rate debt instruments. The fixed rate debt at year-end 2000 of $16.9 million had rates of interest that ranged from 2.5% to 7.5%. The variable rate debt at year-end 2000 of $13.1 million had rates of interest that ranged from 8% to 9.5%. The variable debt reprices either at prime rate, the Eurodollar rate or the European Community discount rate. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure which could be created by increases in rates is not considered significant by management.

     The local currencies of the Company's foreign subsidiaries have been designated as the functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, historical exchange rates for elements of stockholders' equity and an average exchange rate in effect during the year for revenues and expenses. Where possible, the Company attempts to mitigate foreign currency translation effects by borrowing in local currencies to fund operations. The Company does not believe that the fluctuation in foreign currency will have a material adverse effect on the Company's overall financial condition. Additionally, the Company does not enter into agreements to manage any currency transaction risks due to the immaterial amount of transactions of this type.

Liquidity and Capital Resources

     The Company's wet friction and dry friction operations are capital intensive and the required capital is funded through current operations and external borrowing sources. The aftermarket operation has historically required less capital investment and has provided needed capital through current operations.

     The positive cash flows provided by operations in 2000 were the result of continued strong performance in operating activities and totaled $34.3 million. Cash provided by changes in trade accounts receivable of $7.0 million, other current assets of $1.3 million and accrued and other liabilities of $2.6 million were offset by cash used by changes in inventory of $.3 million, other long-term assets of $.9 million and accounts payable of $4.0 million. The aggregate amount of the 2000 cash flow was used principally to invest in capital projects of $13.5 million, to reduce bank debt $7.6 million net (after borrowings) and to reduce the Raymark debt $9.6 million.

     Over the past three years, operating activities have provided an aggregate of $83.5 million in cash. During this period, net cash used in financing activities was $25.0 million and cash and cash equivalents increased $4.0 million. The aggregate amount of these cash flows was used mainly to fund capital investments and the acquisition of AFM.

     Trade accounts receivable result from sales in the normal course of business. Trade receivables decreased $7.0 million during 2000 due to reduced sales and stronger receivables management. The ratios of worldwide net trade accounts receivable to year-end net sales were 10.2% in 2000, 12.6% in 1999, and 11.9% in 1998. The collection period for trade receivables averaged 37 days in 2000 and 46 and 44 days for 1999 and 1998, respectively.

     Inventories were equal to 1999 levels. Inventories are valued on a first in, first out (FIFO) basis. The inventory levels at the end of 2000 reflect the impact of reduced sales offset by the need to maintain adequate inventory levels for customer service delivery. The ratios of inventories to year-end net sales were 13.9% for 2000, 13.2% for 1999, and 12.5% for 1998.

     Additional information detailing the debt of Raytech
Corporation can be found in Note F - Debt in Notes to the Consolidated Financial Statements.

     Future Liquidity

     See Item 3 Legal Proceedings.
    The future liquidity issues facing the Company are partially outlined in Note F in Notes to the Consolidated Financial Statements. Costs incurred by the Company relating to Raymark successor liability matters and the related bankruptcy proceedings are subject to indemnification by Raymark under the 1987 acquisition agreements and are being applied as a reduction of the note obligations. These costs amounted to $9.6 million, $5.3 million and $6.3 million, respectively, for fiscal 2000, 1999, and 1998. At December 31, 2000, the principal balance of the Wet Clutch and Brake note was $5.8 million. There is also other Raymark debt that is not subject to indemnification that amounted to $4.8 million at December 31, 2000.

    Additionally, the future liquidity will be affected by the Second Amended Plan of Reorganization ("Plan") and certain liabilities recorded during 2000, which are classified as "Liabilities Subject to Compromise." Included in these liabilities are certain amounts relating to environmental and asbestos personal injury claims that are expected to be extinguished upon the transfer of Raytech stock to the Personal Injury Trust, as fully discussed in Note A to the Consolidated Financial Statements. Also included in the liabilities subject to compromise are $16 million for the Raymark pension and $2.5 for certain other Raymark retiree benefits. It is uncertain at this time how these two liabilities will be extinguished.

    The Plan also sets forth a Tax Refund Assignment Agreement between the Company and the Personal Injury Trust, which provides for the tax benefits received by the Company due to the reorganization to be passed onto the Personal Injury Trust as received.

    The Plan also requires that an amount of cash, which will be determined at the effective date, will be transferred to the Personal Injury Trust. It is estimated that the amount will be approximately $2.5 million.

    The Company reduced its debt position $17.5 million, as compared to 1999 (see Note F to the Consolidated Financial Statements). Additionally, the Company increased its cash position $3.2 million during fiscal 2000. The Company had outstanding bank debt at year-end of $16.0 million with available lines of credit of $6 million. The cash position of Raytech at year-end 2000 is $13.9 million. In addition to cash and available lines of credit, the Company has budgeted $17.8 million in capital expenditures for the 2001 year. Certain of these expenditures could be postponed if financial demands warranted such action. Subject to the outcome of the legal matters discussed above, management believes that the Company will generate sufficient cash flow during 2001 to meet all of the Company's obligations arising in the normal course of business and anticipated capital investments. If the Plan becomes effective in 2001, and the details of the Plan remain consistent to their current status, management believes that the Company will generate sufficient cash flow during 2001 to meet all of the Company's obligations arising in the normal course of business and to meet all the obligations of the proposed Plan.

Recently Issued Accounting Pronouncements

    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS NO. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has completed its analysis relating to the adoption of these statements and will include the effects of this adoption in the 2001 financial statements. Management has concluded that the impact of SFAS No. 133 will not be material.

    In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A, which delayed the implementation date of SAB No. 101 for companies with fiscal years beginning between December 16, 1999 and March 15, 2000. Since the issuance of SAB No. 101 and SAB No. 101A, the SEC issued SAB No. 101B, which delayed implementation until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 summarized the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management has reviewed its policies with respect to revenue recognition and has determined that the policies are in compliance with SAB 101 and accounting principles generally accepted in the United States of America.

    In March 2000, the FASB issued guidance on stock compensation issues in the form of FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Interpretation clarifies the application of APB Opinion No. 25 for certain issues. The Interpretation is effective beginning July 1, 2000. Management has completed its analysis of FASB Interpretation No. 44 and has determined that it is not applicable at this time.

1999 Compared With 1998

    Raytech continued its solid performance through the fourth quarter of 1999 and as a result ended the year with record sales of $252.0 million. Net income for the 1999 fiscal year amounted to $16,364 or $4.76 basic earnings per share as compared to $16,357 or $4.81 basic earnings per share in fiscal 1998.

Net Sales

    Worldwide net sales rose 1.8% to $252.0 million, compared with $247.5 million in 1998. The wet friction segment sales increased $.9 million due to strong sales in the automotive component of the wet friction segment, including sales of Raytech Automotive Components Company for the full year. However, increases were partially offset by declines in the heavy duty and agricultural markets as the demand for certain items continued to slow. Aftermarket sales increased $5.3 million compared with the prior year as a result of marketing efforts in existing product lines, the introduction of new products, and improvement in market share. The dry friction segment sales decreased $1.7 million year over year due to a decline in sales ($2.0 million) and an adverse foreign currency fluctuation ($1.6 million), offset by $1.9 million in revenues from the China facility that became fully operational in 1999.

Gross Profit

    Gross profit as a percentage of sales for the period ended January 2, 2000 is 23.9% as compared to 23.7% for the same period one year ago. The improvement is the result of cost saving programs implemented at our manufacturing facilities, capital investment aimed at reducing labor and creating greater efficiencies and a favorable mix of products sold.

Selling, General and Administrative

    Selling, general and administrative expenses decreased .9% to $32.7 million as compared to $33.0 one year earlier. The cost decrease is attributable to reduced administrative staff and selling costs.

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

Other Income, Net

    Other income, net in 1999 includes interest income in the amount of $352 thousand, which is comparable to interest income for 1998.

Income Taxes

    The effective tax rate for the year ended January 2, 2000 was 32.2% versus 28.0% in 1998. The effective tax rate in each year is less than the federal statutory rate of 35% due primarily to the effect of certain legal and other costs deducted for tax purposes but net against the Raymark note payable for financial reporting purposes in connection with the indemnification agreement with Raymark, offset in part by the effect of foreign and state income taxes. Due to the uncertainties inherent in bankruptcy proceedings, a full valuation allowance is provided for domestic deferred tax assets where recoverability is contingent upon future taxable income. The Company has approximately $6.2 million of foreign loss carryforwards that can be used to offset future foreign cash taxes. A valuation allowance is provided on the tax benefit of approximately $3.5 million of these foreign loss carryforwards due to uncertainty of future profitability of certain operations.

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

Wet Friction Segment

    Revenues increased .6 percent to $156.7 million as compared with $155.8 million in 1998. The growth was driven by the continued strong sales in the automotive original equipment market, with an increase of approximately $8.6 million over the prior year. New products totaling $7.6 million were introduced through the automotive original equipment channel of the Wet Friction segment. The heavy duty market continues to decline as demand slows, with agricultural product sales being exceptionally slow. The agricultural market declined approximately $6.2 million as compared to 1998. Lower farm commodity prices and weaker farm economic conditions have adversely affected retail demand.

    Operating profit declined slightly from the prior year from $18.1 million in 1999 as compared to $18.4 million in 1998. The modest decrease of $.3 million relates directly to the decrease in overhead spending and material handling offset by an increase in direct labor.

               Aftermarket Segment (in millions)

                                 Net Sales     Operating Profit

                  1999             $64.1          $11.6
                  1998              58.8            9.0


Aftermarket Segment

    Revenues increased 9.0% to $64.1 million as compared with $58.8 million in 1998. The increase is a result of marketing efforts on existing product lines, the introduction of new products and improvement in market share. The growth in sales of transmission filters, friction plates and steel plates provided $5.0 million of the total $5.3 million in growth year-over-year. The expansion of the dry friction clutch plates program provided the remainder of the growth over 1998.

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

Dry Friction Segment

    Revenues decreased 5.2% to $31.2 million as compared with $32.9 million in 1998. The decrease of $1.7 million is due to a decline in sales ($2.0 million) and an adverse foreign currency fluctuation ($1.6 million), offset by $1.9 million in revenues from the China facility that became fully operational in 1999.
Increased competition and the slow growth in the European economy are significant factors contributing to the 1999 performance.

    Operating profit increased 50.0% to $1.2 million as compared to $.8 million in 1998. The increase is due to the positive results generated from the Company's China facility.

Safe Harbor Statement

    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Market Conditions and Outlook" and "Euro Conversion" headings above and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including the many interrelated factors that affect consumer confidence, including worldwide demand for automotive and heavy duty products, general economic conditions, the environment, actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates (including the effect of conversion to the euro); technological difficulties; accounting standards, and other risks and uncertainties. Further information, including factors that potentially could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk


     See Item 7.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements:

           Consolidated Balance Sheets at
           December 31, 2000 and January 2, 2000

           Consolidated Statements of Operations
           for the 2000, 1999 and 1998 Fiscal Years

           Consolidated Statements of Cash Flows
           for the 2000, 1999 and 1998 Fiscal Years

           Consolidated Statements of Changes in
           Shareholders' Equity for the 2000, 1999, and 1998 Fiscal Years

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

RAYTECH CORPORATION

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

At Fiscal Year Ended                                              2000          1999

ASSETS
Current assets
  Cash and cash equivalents                                  $  13,917      $ 10,746
  Trade accounts receivable, less allowance of $1,234
    for 2000 and $1,350 for 1999                                24,487        31,804
  Inventories, net                                              33,322        33,325
  Other current assets                                           6,459         8,169
      Total current assets                                      78,185        84,044

Property, plant and equipment                                  189,659       180,511
  Less accumulated depreciation                               (106,954)      (98,136)
      Net property, plant and equipment                         82,705        82,375
Intangible assets, net of accumulated amortization of
  $2,121 for 2000 and $1,299 for 1999                           19,499        20,074
Deferred income taxes                                          137,147           304
Other assets                                                     2,780         1,889
Total assets                                                 $ 320,316      $188,686

LIABILITIES
Current liabilities
  Notes payable and current portion of long-term debt        $  10,308      $ 20,537
  Raymark debt                                                  10,631        11,167
  Accounts payable                                              13,070        18,505
  Accrued liabilities                                           22,774        22,634
      Total current liabilities                                 56,783        72,843

Liabilities subject to compromise                            7,211,433           -
Long-term debt due to Raymark                                      -           9,206
Long-term debt                                                   9,053         6,581
Postretirement benefits other than pensions                     13,150        12,132
Other long-term liabilities                                      9,035         7,136
Total liabilities                                            7,299,454       107,898
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY
Capital stock
  Cumulative preferred stock, no par value
    800,000 shares authorized, none issued                         -             -
  Common stock, par value $1.00
    7,500,000 shares authorized; 5,651,372 and 5,612,963
    issued in 2000 and 1999, respectively                        5,651         5,613
Additional paid in capital                                      70,631        70,564
(Accumulated deficit) retained earnings                     (7,049,641)        9,337
Accumulated other comprehensive loss                            (1,218)         (165)
                                                            (6,974,577)       85,349
Less treasury shares at cost                                    (4,561)       (4,561)
      Total shareholders' (deficit) equity                  (6,979,138)       80,788
Total liabilities and shareholders' (deficit) equity         $ 320,316      $188,686

The accompanying notes are an integral part of these statements.





                         RAYTECH CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except share data)



Fiscal year                             2000         1999           1998

Net sales                          $   239,532    $ 251,966      $ 247,464
Cost of sales                         (180,043)    (191,728)      (188,814)

  Gross profit                          59,489       60,238         58,650

Selling, general and administrative
  expenses                             (32,440)     (32,686)       (33,030)
Other operating income (expense), net      166          (34)           387
  Operating profit                      27,215       27,518         26,007

Currency transaction gains (losses)        316          105           (114)
Interest expense - Raymark                (262)        (274)          (284)
Interest expense                        (1,956)      (2,005)        (1,874)
Other income, net                        1,028        1,201          1,065

Income before provision for asbestos
  litigation, provision for
  environmental and other claims,
  income taxes and minority interest    26,341       26,545         24,800

Provision for environmental and
  other claims                        (450,250)         -              -
Provision for asbestos litigation   (6,760,000)         -              -
(Loss) income before income taxes
  and minority interest             (7,183,909)      26,545         24,800
Income tax benefit (provision)         126,422       (8,554)        (6,944)
(Loss) income before minority
  interest                          (7,057,487)      17,991         17,856

Minority interest                       (1,491)      (1,627)        (1,499)

Net (loss) income                  $(7,058,978)    $ 16,364       $ 16,357

Basic (loss) earnings per share    $ (2,015.40)    $   4.76       $   4.81

Diluted (loss) earnings per share  $ (2,015.40)    $   4.65       $   4.61

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Fiscal Year                                           2000         1999      1998

Cash flows from operating activities:
 Net (loss) income                                $(7,058,978) $ 16,364   $16,357
   Adjustments to reconcile net (loss) income
     to net cash provided by operations:
   Deferred income tax                               (136,273)    1,272     1,061
   Depreciation and amortization                       12,367    11,543    10,026
   Income applicable to minority interest,
    net of dividends                                    1,491     1,627     1,499
   Adjustment for asbestos-related claims           7,210,250       -         -
   Other items not (providing) or requiring
     cash (Note C)                                       (190)      600       485
   Changes in operating assets and liabilities:
    Trade receivables                                   6,972    (3,545)   (2,730)
    Inventories                                          (298)   (3,080)   (2,348)
    Other current assets                                1,254      (348)    1,028
    Other long-term assets                               (893)      (79)     (216)
    Accounts payable                                   (4,006)    1,991    (3,437)
    Accrued liabilities                                 1,451     1,315    (1,142)
    Other long-term liabilities                         1,159       169       761

     Net cash provided by operating activities         34,306    27,829    21,344

Cash flow from investing activities:
  Proceeds from sales of securities                       -         -       2,300
  Capital expenditures                                (13,539)  (22,969)  (18,038)
  Proceeds on sales of property, plant
   and equipment                                          167       211       182
  Equity investment in and advances to AFM                -         -      (2,665)

     Net cash used in investing activities:           (13,372)  (22,758)  (18,221)

Cash flow from financing activities:
  Net (payments) borrowings (on) from short-term
    notes                                             (12,668)    1,039     5,266
  Proceeds from long-term borrowings                    5,717     1,667     2,394
  Principal payments on long-term debt                   (636)     (209)   (4,267)
  Payments on borrowings from Raymark                  (9,616)   (5,256)   (6,322)
  Cash overdrafts                                        (622)      993    (3,090)
  Exercise of stock options                               105       123       362

     Net cash used in financing activities            (17,720)   (1,643)   (5,657)

Effect of exchange rate changes on cash                   (43)     (164)      103

Net change in cash and cash equivalents                 3,171     3,264    (2,431)
Cash and cash equivalents at beginning of year         10,746     7,482     9,913
Cash and cash equivalents at end of year           $   13,917  $ 10,746  $  7,482

The accompanying notes are an integral part of these statements.


      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (in thousands, except shares)

                                                                            Treasury
                                                Retained     Accumulated      Stock
                                    Additional  Earnings       Other         At Cost
                            Common   Paid in  (Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit)   (Loss) Income    Shares)     Total


Balance,
 December 28, 1997         $5,417   $70,275     $(23,384)    $   715       $(4,561) $    48,462

Comprehensive income:

  Net income                                      16,357                                 16,357

  Changes during
   the year                                                     (884)                      (884)

Total comprehensive
  income                                          16,357        (884)                    15,473
Stock options exercised
  (136,087 shares)            136       226                                                 362

Balance,
 January 3, 1999            5,553    70,501       (7,027)       (169)       (4,561)      64,297



Comprehensive income:

  Net income                                      16,364                                 16,364

  Changes during
   the year                                                        4                          4

Total comprehensive
  income                                          16,364           4                     16,368
Stock options exercised
  (59,509 shares)              60        63                                                 123

Balance,
  January 2, 2000           5,613    70,564        9,337        (165)       (4,561)      80,788


Comprehensive loss:

  Net loss                                    (7,058,978)                            (7,058,978)

  Changes during
   the year                                                   (1,053)                    (1,053)

Total comprehensive
  loss                                        (7,058,978)     (1,053)                (7,060,031)
Stock options exercised
  (38,409 shares)              38        67                                                 105

Balance,
 December 31, 2000         $5,651   $70,631  $(7,049,641)    $(1,218)      $(4,561) $(6,979,138)

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)


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

       In accordance with the stated restructuring plan, Raytech, through its subsidiaries, purchased certain non-asbestos businesses of Raymark in 1987, including the Wet Clutch and Brake Division for $76.9 million and Raybestos Industrie-Produkte GmbH, a German subsidiary for $8.2 million. In anticipation of such sales, Raymark retained independent investment bankers and financial analysts for the purpose of determining fair purchase prices and divestiture. Representing part of the consideration of the transactions, Raymark agreed to indemnify Raytech for Raymark's liabilities, including asbestos, environmental, pension and others.

       In May 1988, Raytech divested all of the Raymark stock to Asbestos Litigation Management, Inc. The purchase price of the stock was affected by Raymark's substantial asbestos-related liabilities.

     Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in numerous asbestos-related lawsuits as a successor in liability to Raymark. Until February 1989, the defense of all such lawsuits was provided to Raytech by Raymark in accordance with the indemnification included as a condition of the purchase of the Wet Clutch and Brake Division and German subsidiary from Raymark in 1987. In 1989, the involuntary bankruptcy proceedings against Raymark caused Raymark to be unable to fund the costs of defense to Raytech in the asbestos-related lawsuits referenced above. Raytech management was informed that Raymark's cost of defense and disposition of cases up to the automatic stay of litigation in 1989 under the involuntary bankruptcy proceedings was approximately $333 million of Raymark's total insurance coverage of approximately $395 million. It has also been informed that as a result of the dismissal of the involuntary petition, Raymark encountered newly filed asbestos-related lawsuits but had received $27 million from a state guarantee association to make up the insurance policies of an insolvent carrier and had $32 million in other policies to defend against such litigation. In March 1998, Raymark filed a voluntary bankruptcy petition as a result of several large asbestos-related judgments.

     In an asbestos-related personal injury case captioned Raymond A. Schmoll v. ACandS, Inc., et al. decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extends beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

     As the result of the inability of Raymark to fund Raytech's cost of defense recited above and to halt the asbestos-related litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech was stayed while the debtor corporation and its non-filing operating subsidiaries continue to operate their businesses in the ordinary course under the same management and without disruption to employees, customers or suppliers. In the Bankruptcy Court a creditors' committee was appointed, comprised primarily of asbestos claimants' attorneys. In August 1995, an official committee of equity security holders was appointed relating to a determination of equity security holders' interest in the bankruptcy estate.

     In June 1989 Raytech filed a class action in the Bankruptcy Court captioned Raytech v. Earl White, et al. against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable as a successor for the asbestos-related liabilities of Raymark. The U.S. District Court withdrew its reference of the case to the Bankruptcy Court, and agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing the class action citing as a reason the preclusive effect of the 1988 Schmoll case recited above under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case in its entirety to the U.S. District Court for the Eastern District of Pennsylvania. Such transfer was made by the U.S. District Court without motion from any party in the interest of the administration of justice as stated by the U.S. District Court. In February 1994, the U.S. District Court's dismissal of the case was appealed. In May 1995, the Third Circuit Court of Appeals ruled that Raytech is collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal.
A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling leaves the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

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

     Costs incurred by the Company for asbestos-related liabilities are subject to indemnification by Raymark under the 1987 acquisition agreements. By agreement, in the past, Raymark has reimbursed the Company in part for such indemnified costs by payment of the amounts due in Raytech common stock of equivalent value. Under such agreement, Raytech received 926,821 shares in 1989, 177,570 shares in 1990, 163,303 in 1991 and 80,000 shares in 1993. The Company's acceptance of its own stock was based upon an intent to control dilution of its outstanding stock. In 1992, the indemnified costs were reimbursed by offsetting certain payments due Raymark from the Company under the 1987 acquisition agreements. Costs incurred since 1994 were applied as a reduction of the note obligations pursuant to the agreements.

     In March and April 1998, Raymark and its parent, Raymark Corporation, filed voluntary petitions in bankruptcy in a Utah Court which stayed all litigation in the Raytech bankruptcy in which Raymark was a party. In connection with asserting control over Raymark and its assets, the creditors' committee, Raytech, the Guardian ad litem for Future Claimants, the equity committee and the government agencies caused the Raymark bankruptcies to be transferred from Utah to the Connecticut Court. In October 1998, a trustee was appointed by the United States Trustee over the Raymark bankruptcies and is currently administering the Raymark estate.

     In October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). The parties to the settlement included Raytech, the Official Creditors Committee, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the U. S. Department of Justice, Environmental and Natural Resources Division. Substantive economic terms of the Memorandum of Understanding provided for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive 90% of the equity in reorganized Raytech and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to a trust established under the Bankruptcy Code, and existing equity holders in Raytech to receive 10% of the equity in reorganized Raytech. The Memorandum of Understanding also requires that an amount of cash, which will be determined at the effective date, be transferred to the trust. The amount of cash has been estimated at $2.5 million. Substantive non-economic terms of the Memorandum of Understanding provided for the parties to jointly work to achieve a consensual Plan, to determine an appropriate approach to related pension and employee benefit plans and to cease activities that have generated adverse proceedings in the Bankruptcy Court. The parties also agreed to jointly request a finding in the confirmation order to the effect that while Raytech's liabilities appear to exceed the reasonable value of its assets, the allocation of 10% of the equity to existing equity holders is fair and equitable by virtue of the benefit to the estate of resolving complicated issues without further costly and burdensome litigation and the risks attendant therewith and the economic benefits of emerging from bankruptcy without further delay.

     In August 1999, the Bankruptcy Court set a bar date for filing claims against Raytech, resulting in approximately 3,200 claims. Such claims were categorized into asbestos personal injury, asbestos property damage, environmental, including the EPA and State of Connecticut, pension/retiree benefits and other employee related claims and other contractual and general categories. Through Court proceedings many of the filed claims were expunged, leaving only valid claims to be dealt with in the Plan. In order to comply with the mandatory estimation of all claims against the debtor in the confirmation process, Raytech, the creditors' committee and the Government entered into discussions to attempt to make estimations of the asbestos and Government claims not subject to the bar date. The discussions resulted in an agreement on the estimate of such asbestos and Government claims, and accordingly, a motion was filed in the Bankruptcy Court for an allowance of asbestos claims of $6.760 billion and Government claims of $431.8 million for purposes of voting and distribution under the terms of the Plan. In March 2000, the Bankruptcy Court entered an interim order allowing such amounts as general unsecured claims subject to an objection period through June 2000 and the completion of the initial vote of the Plan of confirmation on July 7, 2000. As a result of the resolution of the objections raised with only a slight modification to the Plan and the overwhelming favorable response to the initial vote, management was substantially certain that the Plan would be confirmed and that the estimate of the $7.2 billion of allowed claims would be finally approved by the Bankruptcy Court. Accordingly, Raytech recorded a charge and related liability in the financial statements in the amount of $7.2 billion for the estimated amount of allowed claims in the second quarter of 2000. Such estimations are recorded as liabilities subject to compromise since it is expected that the distributions under the Plan with respect to such claims will be lesser amounts consisting of a 90% equity distribution in reorganized Raytech at the effective date pursuant to the Plan referenced above in this Note A. Upon the effective date of the Plan, Raytech will utilize the "fresh start" reporting principles contained in the AICPA's Statement of Position 90-7, which will result in adjustments relating to the amounts and classification of recorded assets and liabilities determined as of the effective date. Under the Plan, the ultimate consideration to be received by all unsecured creditors will be covered under the referenced 90% equity distribution and will be substantially less than amounts shown in the accompanying financial statements.

     In 1999, the Bankruptcy Court ("Court") issued rulings on adversary actions brought by Raymark retirees and pensioners seeking rights as claimants for benefits from Raytech on the basis of successor liability. As to the pensioners, the Court ruled that Raytech has the liability as a successor to Raymark. The decision has been appealed and remains pending. As noted in the previous paragraph, during the second quarter of 2000, management was substantially certain that the Plan would be confirmed and that the pension liability would be Raytech's
responsibility, although    under legal appeal.  The resulting
recorded charge and related liability estimated at $16 million was recorded in the second quarter of 2000 and is subject to compromise based on the pending appeal. As to the retirees, the Court ruled that the Raymark Trustee's termination of the retirees benefit plans was justified and thus the post-termination liability thereafter could not be transferred to Raytech. In response to the bar date set for filing claims in 1999, approximately 700 retirees filed timely claims. The validity and the amount of claims were not estimated until the fourth quarter of 2000. The charge for the estimated amount of allowed claims of $2.5 million was recorded in the fourth quarter of 2000, and the liability is subject to compromise. For both the PBGC and retiree claims, the Court has not yet determined if they will be classified as priority or unsecured claims. At December 31, 2000, they are both considered to be unsecured claims and included in liabilities subject to compromise pending final Court decision.

     On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. The Plan contained several conditions to the occurrence of the effective date of the Plan ("Effective Date"). The majority of the conditions have been met, and the remaining conditions to the Effective Date are the resolution of the Raymark claims and the requested tax-related rulings from the IRS or an opinion of counsel. It is unknown when the above-referenced conditions to the Effective Date will be satisfied, but it is management's intention that they will be met as soon as possible. Until the Effective Date occurs, the terms of the Plan, although confirmed, are not yet in effect. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan shall be in exchange for and in complete satisfaction, discharge and release of all claims and equity interests against Raytech.

     In 1991, an environmental claim was filed by the Pennsylvania Department of Environmental Resources ("DER") to perform certain activities in connection with Raymark's Pennsylvania manufacturing facility, including submission of an acceptable closure plan for a landfill containing hazardous waste products located at the facility. In March 1991, the Company entered a Consent Order which required Raymark to submit a revised closure plan acceptable to the DER. The estimated cost for Raymark to comply with the order was $1.2 million. The DER notified the Company in 2000 that Raymark had failed to comply with its obligations under the Consent Order. In December 2000, Raymark sold its Pennsylvania manufacturing facility, and the buyer has entered a consent agreement with the DER to comply with the order, thereby satisfying the claim against Raytech.

     In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"), and in April 2000, the EPA issued a subpoena for information to determine compliance with federal environmental regulations and in July 2000 proposed a consent order of environmental response that was rejected by RPC. In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC is preparing a plan for implementing and carrying out the cleanup Order. Based on preliminary assessments, the Company has estimated that the cost to comply with the Order will be in the range of $3 million to $6 million and has recorded a liability in the amount of $3 million at December 31, 2000. It is at least reasonably possible that the preliminary assessment of estimated costs to comply with the Order may be modified as the project progresses. A receivable from Reliance Insurance Company will be recorded when the Company has determined that it is probable that such recovery will be realized.

     In January 1997, Raytech was named through a subsidiary in a third party complaint captioned Martin Dembinski, et al. vs. Farrell Lines, Inc., et al. vs. American Stevedoring, Ltd., et al. filed in the U.S. District Court for the Southern District of New York for damages for asbestos-related disease. The case has been removed to the U.S. District Court, Eastern District of Pennsylvania. When required, the Company will seek an injunction in the Bankruptcy Court to halt the litigation under the channeling injunction referenced above.

     In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of Advanced Friction Materials Company ("AFM") in the U.S. District Court, Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3.3 million prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3.330 million. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1.337 million. Hartwick has been arrested by the State of Michigan under 13 counts of embezzlement. In May 2000, Hartwick pled guilty to the charges and has been sentenced for 2 to 15 years in the Michigan State Penitentiary. A restitution order was granted to the Company in the amount of $1.33 million.

     In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6.044 million, $3.022 million paid at closing and the balance of $3.022 million payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1.5 million of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3.022 million is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. Discovery has been completed, and cross motions for summary judgment are being considered by the Court. A trial date has been set for April 2001.

     In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order has been amended several times and remains in effect pending a preliminary injunction hearing. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment was filed by the plaintiffs and was ruled upon in March 2000. The ruling granted plaintiffs summary judgment on several of the counts but denied summary judgment with respect to the claims against Mr. Smith for the stripping of assets from Raymark and its creditors for the reason that there was insufficient evidence of insolvency of Raymark, giving plaintiffs standing to file the claim. The Court invited plaintiffs to file for reconsideration of the denial with sufficient evidence of insolvency of Raymark at the time Mr. Smith expropriated the assets. Such motion for reconsideration was filed in April 2000 and remains pending.

     The adverse ruling in the Third Circuit Court of Appeals, of which a petition for writ of certiorari was denied by the U.S. Supreme Court, precluding Raytech from relitigating the issue of its successor liability leaves the U.S. District Court's (Oregon) 1988 ruling as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities. This ruling has had a material adverse impact on Raytech as it did not have the resources needed to fund Raymark's potentially substantial uninsured asbestos-related and environmental liabilities. However, the Plan of Reorganization has defined the impact of the successor liabilities imposed by the referenced court decisions. While the Plan of Reorganization has been confirmed by the Bankruptcy Court and the U.S. District Court, it is not yet effective subject to certain conditions precedent, which timing cannot be predicted with

Note A, continued


certainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The uncertainties regarding the reorganization proceedings raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.

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

    The consolidated financial statements include the accounts of Raytech Corporation and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The minority interest in Allomatic Products Company is accounted for as minority interest in the consolidated financial statements.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent liabilities made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include inventory and receivable reserves, depreciable lives of property, plant and equipment and intangible assets, pension and other postretirement and postemployment benefits, bankruptcy-related claims (see Note A) and the recoverable value of deferred tax assets.

    Certain amounts for prior years have been reclassified to conform to the current year's presentation.

 2. Fiscal Year

    The Company reports on a 52-53 week fiscal year; the last three fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999.

 3. Cash Equivalents

    Cash equivalents are recorded at cost, which approximates market and consist of certificates of deposit with original maturities of three months or less.

 4. Inventories

    Inventories are stated at the lower of cost or market with cost determined primarily by using the FIFO (first in, first out) method.

 5. Property, Plant and Equipment

    Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is based on the estimated service life of the related asset and is provided using the straight line method. Maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Interest is capitalized on major capital expenditures during the period of construction and to the date such asset is placed in service. Upon disposal of property, plant and equipment, the appropriate accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the Consolidated Statements of Operations. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount many not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized.

 6. Amortization of Intangibles

    Intangible assets consist of goodwill and the intangible pension asset. Goodwill is amortized on a straight line basis over forty years or less. The intangible pension asset is remeasured and adjusted annually through an actuarial calculation. The Company periodically evaluates the carrying value of intangible assets when events and circumstances warrant such a review. The carrying value is considered impaired and written down to its appropriate value when the anticipated undiscounted cash flow from such asset is separately identified and is less than its carrying value.

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

 9. Translation of Foreign Currencies

    The local currencies of the Company's subsidiaries in Germany, the United Kingdom and China have been designated as the functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, historical rates for elements of stockholders' equity and an average exchange rate in effect during the year for revenue and expense items. The effects of translating the Company's foreign subsidiaries' financial statements are recorded as a separate component of accumulated comprehensive income in shareholders' equity.

10. Revenue Recognition

    Sales are recorded by the Company upon delivery of products when both title and risks and rewards of ownership have passed to the customer.

11. Environmental Matters

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated or if an amount is likely to fall within a range and no amount within the range can be determined to be the better estimate, the minimum amount of the range is recorded. Remediation obligations are not recorded on a discounted basis. Revenues from insurance carriers relating to environmental matters are not recorded until it is probable that such recoveries will be realized.

12. Recently Issued Accounting Pronouncements

    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS NO. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize

Note B, continued


    all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has completed its analysis relating to the adoption of these statements and will include the effects of this adoption in the 2001 financial statements. Management has concluded that the impact of SFAS No. 133 will not be material.

    In March 2000, the FASB issued guidance on stock compensation issues in the form of FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Interpretation clarifies the application of APB Opinion No. 25 for certain issues. The Interpretation is effective beginning July 1, 2000. Management has completed its analysis of FASB Interpretation No. 44 and has determined that it is not applicable at this time.

Note C - Statements of Cash Flows


    Other items not (providing) or requiring cash consist of:

                                         2000        1999       1998


    Net loss on sale/writedown
     of fixed assets                   $  515     $   326    $    84
    Other non-cash items                 (705)        274        401

                                       $ (190)    $   600    $   485

        Income taxes paid were $8,619, $7,517, and $ 5,992 during 2000, 1999 and 1998, respectively.

        Interest paid was $1,700, $1,868, and $1,955 during 2000, 1999 and 1998, respectively.

         Excluded from the 2000, 1999 and 1998 Consolidated Statements of Cash Flows is $140, $268, and $1,716, respectively, of plant and equipment acquisitions in accounts payable or under capital leases.

Note D - Inventories


Net Inventories

Inventories, net of inventory reserves, are as follows:


At                                    2000         1999

Raw materials                      $ 10,685    $ 10,883
Work-in-process                       8,165       9,177
Finished goods                       14,472      13,265

                                   $ 33,322    $ 33,325




Inventory Reserves


At                                     2000        1999     1998

Beginning balance                  $  3,288     $ 3,164   $ 3,825
Provisions for obsolete and
  slow moving inventory                 869         894       366
Charge-offs                            (646)       (770)   (1,027)

Ending balance                      $ 3,511     $ 3,288   $ 3,164

Note E - Property, Plant and Equipment


    Property, plant and equipment, at cost, is summarized as follows:

                                                         Estimated
                                                          Useful
                                                          Lives
At                                2000          1999      (Years)

Land                          $   1,688     $  1,542         -

Buildings and improvements       31,170       30,078       5-40

Machinery and equipment         149,739      136,235       3-20

Capital leases                      764          951    See Below

Construction in progress          6,298       11,705         -

                                189,659      180,511

Less accumulated depreciation  (106,954)     (98,136)

Net property, plant and
  equipment                   $  82,705     $ 82,375



    Capital leases consist primarily of automobiles and telephone and computer equipment and are amortized over the economic life of the assets or the term of the leases, whichever is shorter.

    Maintenance and repairs charged to expense amounted to approximately $10,601, $10,902, and $11,470 for 2000, 1999 and
1998, respectively.

    Depreciation expense relating to property, plant and equipment was $11,545, $10,569, and $9,477 for 2000, 1999 and 1998,
respectively.

Note F - Debt

Debt consists of the following:
                                    2000                            1999
                       Current  Non-Current    Total   Current  Non-Current    Total

Domestic bank debt   $  3,689    $  3,750   $  7,439  $ 16,673   $    -     $ 16,673
Foreign bank debt       3,465       5,066      8,531     2,736      4,375      7,111
Total bank debt         7,154       8,816     15,970    19,409      4,375     23,784
Note to former
  AFM principal         3,022         -        3,022     1,007      2,015      3,022
Leases                    132         237        369       121        191        312
                       10,308       9,053     19,361    20,537      6,581     27,118
Raymark debt           10,631         -       10,631    11,167      9,206     20,373
Total borrowings     $ 20,939    $  9,053   $ 29,992  $ 31,704   $ 15,787   $ 47,491

        The aggregate maturities of debt are as follows:

                 2001                  $ 20,939
                 2002                     2,261
                 2003                     1,605
                 2004                     1,665
                 2005                     1,408
                 Thereafter               2,114

                                          $ 29,992

        It is not practical for the Company to estimate the fair value of the debt it has with Raymark due to the uncertainties associated with the current bankruptcy proceedings. Additionally, the note payable to the former principal owner of AFM is being disputed (see Note A). Due to the uncertainty associated with the outcome of the court case, it is not practical to estimate the fair value of the debt. The remaining bank debt of the Company is at variable interest rates, and the carrying amount approximates fair value.

        Domestic Bank Debt

      On September 28, 2000, Raybestos Products Company and Raytech Automotive Components Company terminated the Loan and Security Agreements with Bank of America Commercial Funding and entered into a new Loan and Security Agreement ("Agreement"), with Congress Financial Corporation. The new Agreement provides for Raybestos Products Company ("RPC"), Raytech Automotive Components Company ("RACC") and Automotive Composites Company ("ACC") to borrow up to $30 million in the aggregate. The Agreement consists of a $25 million revolving line of credit and a term loan of $5 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. The term note is payable in 36 monthly payments, commencing

Note F, continued


November 1, 2000, with the final payment being the remainder of the balance. The revolving line of credit and the term note are collateralized by accounts receivable, inventory and machinery and equipment. The notes bear interest at either 2.25% above the adjusted Eurodollar rate or prime rate at the discretion of the Company. The interest rate at December 31, 2000 was 9.5%. The agreement includes certain covenant restrictions. At December 31, 2000, the net pledged assets of RPC, RACC and ACC amounted to $96,543, consisting of cash, accounts receivable, inventory, property, plant and equipment and all other tangible and intangible assets. At December 31, 2000, the outstanding balance from the revolving line of credit amounted to $2,689 with $4,800 available in additional borrowings (availability is determined based on qualified accounts receivable and inventory). The balance under the term loan at December 31, 2000 was $4,750, of which $1,000 is classified as current and $3,750 is classified as long-term.

      The outstanding balances at January 2, 2000 with Bank of America Commercial Funding were $12,265 for the revolving loan and $4,408 for the term loan. The additional borrowing available under the revolving loan at January 2, 2000 was zero.

      Foreign Bank Debt

      The Company's wholly-owned German subsidiaries (Raybestos Industrie-Produkte GmbH ["RIP"] and Raytech Composites Europe GmbH ["RCE"]) have available lines of credit with several German banks amounting to DM8,010 ($3,859). Interest is charged at rates between 8.3% and 10.8%. The lines are repayable on demand. The amounts outstanding under these available lines of credit at December 31, 2000 and January 2, 2000 were DM5,441 ($2,621) and DM3,686 ($1,898), respectively, and are classified as current debt. At December 31, 2000 and January 2, 2000, the remaining available lines of credit amounted to DM2,569 ($1,238) and DM4,324 ($2,226), respectively.

      During 2000 and 1999, RCE and RIP entered into various loan agreements with Commerzbank for amounts ranging from DM790 to DM2,847. The maturities range from September 2006 through December 2012. The loans bear interest at rates between 2.5% and 8.5%. At December 31, 2000 and January 2, 2000, respectively, the net pledged assets amounted to DM20,738 ($9,991) and DM19,314 ($9,945), consisting of machinery and equipment. At December 31, 2000 and January 2, 2000 the outstanding balances were DM10,009 ($4,823) and DM8,952 ($4,609), respectively. The current portion of this debt is DM749 ($361) and DM455 ($234) at December 31, 2000 and January 2, 2000, respectively.

      In February 1999, the Company's wholly-owned China subsidiary [Raybestos Friction Products (Suzhou) Co. Ltd. "RFP" ] entered into a loan agreement with the Industrial and Commercial Bank of China. The loan bears interest at 5.85% per annum. As of December 31, 2000 and January 2, 2000, the balance due on the loan amounted to Rmb 4,000 ($483) and Rmb 5,000 ($604), respectively, and is classified as current debt.

           In December 2000, RFP entered into a loan agreement with the Industrial and Commercial Bank of China for Rmb 5,000 ($604). The loan bears interest at 5.94% per annum and matures in December 2002. As of December 31, 2000 the balance due on the loan amounted to Rmb 5,000 ($604) and is classified as long-term debt.

           The weighted average rates on all domestic and foreign bank notes payable at December 31, 2000 and January 2, 2000 were 8.08% and 8.67%, respectively.

Note Payable to Former AFM Principal

      The note payable to the former AFM principal dated April 1998 is payable in three equal annual installments and bears interest at prime. As noted in Note A, the Company is litigating the outstanding payments on this note. The entire balance has been classified as current, anticipating settlement of this issue in 2001.

Raymark Debt

      The notes due to Raymark are the result of the purchase of the Wet Clutch and Brake Division and the German subsidiary from Raymark in 1987. In addition, Raytech Composites, Inc. ("RCI") entered into loan agreements with Raymark.

      In December 1992, the Company and Raymark amended the
Asset Purchase Agreement of the Wet Clutch and Brake Division. Under the terms of the amendment, the original note in the principal amount of $23,074 plus accrued interest of $17,543 was canceled and replaced by an uncollateralized promissory note in the amount of $40,617, bearing interest at the rate of 6% per annum and payable in equal monthly installments of $650 commencing April 1993. The principal portion of the monthly installments was to be paid into an escrow account pending clearance of all Raymark encumbrances and liabilities as provided by the agreement (refer to Note A). In May 1995, the escrow agreement was amended, and the Company reclaimed the balance in the escrow and suspended payment of the monthly installments as a result of the Third Circuit Court of Appeals decision that jeopardized the assets purchased from Raymark in 1987 being free of all Raymark related encumbrances and liabilities. In February 1997, monthly installments of $650 were resumed to ensure indemnification for Raymark liabilities. In connection with a complaint filed by the creditors' committee and a subsequent Bankruptcy Court injunction, the Company halted payments on the Wet Clutch and Brake note in December 1997, and management has concluded that interest should not be accrued during the cease payment period. Accordingly, no interest has been accrued in fiscal 2000, 1999 and 1998. The ultimate resolution of interest to be paid on the note is subject to the uncertainties inherent in reorganization proceedings under the bankruptcy code. Costs incurred by the Company subject to the indemnification clause of the 1987 agreements are being applied as a reduction of the note obligations. These costs amounted to $9,616, $5,256 and $6,322, respectively, for fiscal 2000, 1999, and 1998. At December 31, 2000 and January 2, 2000, the principal balance of the Wet Clutch and Brake note was $5,803 and $15,419, respectively.

     As agreed by the Company and Raymark, remaining obligations under the German subsidiary note, payable in German deutsche marks
(DM) are suspended pending the assets purchased being free of all Raymark related encumbrances and liabilities. At December 31, 2000 and January 2, 2000, the balances due on the German note amounted to DM3,795 ($1,828) and DM3,795 ($1,954), respectively. The note bears interest at 7.5% per annum. As of December 31, 2000 and January 2, 2000, the accrued interest amounted to DM1,611 ($776) and DM1,332 ($686), respectively, and is included in accrued liabilities.

          In September 1993 and January 1994, RCI entered into loan agreements with Raymark for $2,500 and $3,000, respectively. As of December 31, 2000 and January 2, 2000, RCI has $3,000 outstanding under the loan agreements. The loans bear interest at 6% per annum. As of December 31, 2000 and January 2, 2000, the accrued interest amounted to $1,303 and $1,123, respectively, and is included in accrued liabilities.

          The Company has classified all of the Raymark debt as current at December 31, 2000 due to the pending status of the bankruptcy proceedings (see Note A).

Note G - Research and Development


     Cost of research and new product development amounted to $6,822 in 2000, $7,085 in 1999, and $5,642 in 1998 and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note H - Related Parties


       During 1988, the Company repurchased 200,000 shares of its common stock from Echlin Inc. (since acquired by Dana Corporation) in exchange for approximately $1,200 of credit on future product sales from the Company to Dana, which is pre-petition debt under the Company's bankruptcy filing. At December 31, 2000, Dana's voting interest in the Company is 15.5%. This debt is included in "Liabilities Subject to Compromise" at December 31, 2000.

       In 1990 and 1991, Raytech Powertrain, Inc., a subsidiary of the Company, and owner of all of the capital stock of Allomatic Products Company ("APC"), sold approximately 45% of the capital stock of APC to a group of investors, including Craig Smith, for the purpose of partially financing APC's move from New York to Indiana and for the further growth of its business. Subsequently, all APC stock held by Craig Smith was transferred to relatives and related companies, including Universal Friction Composites, Inc. (see below), and accordingly, in the opinion of General Counsel of the Company, remains 40% beneficially owned by him. The Company's Board of Directors reviewed Craig Smith's beneficial ownership of the APC stock at length and recommended continued disclosure of the related party transactions and appointed the General Counsel of the Company to monitor and report all such related party transactions in the future.

     Earnings attributable to minority shareholders of Allomatic
Products Company have been presented net of income tax as minority interest in the Consolidated Statements of Operations.

       During 1998 and 1997, the Company purchased yarn from Universal Friction Composites ("UFC"), a company that management has been informed is owned by Bradley C. Smith, son of Craig Smith. At December 31, 2000 and January 2, 2000, $246 is included in accounts payable relating to these purchases.

       In 1998, the Company acquired manufacturing equipment from UFC for $1,051, of which $907 is included in accounts payable at December 31, 2000 and January 2, 2000.

       Also see discussion regarding Raymark in Note A.

Note I - Income Taxes


     (Loss) income before (benefit) provision for income taxes and minority interest consists of:

                                 2000           1999      1998
         Domestic           $(7,186,663)      $26,260   $25,314
         Foreign                  2,754           285      (514)
                            $(7,183,909)      $26,545   $24,800

       The Company's income tax (benefit) provision consists of the following:

                                 2000           1999      1998
         Current:
           Federal            $   7,698       $ 5,163   $ 4,229
           State                  1,823         1,158     1,074
           Foreign                  330           961       580
         Deferred:
           Federal             (118,236)          775       636
           State                (18,494)          121       100
           Foreign                  457           376       325
         Total income taxes   $(126,422)      $ 8,554   $ 6,944

       Reconciliation of (loss) income from operations multiplied by the statutory federal tax rate to reported income tax
(benefit) expense is summarized as follows:

                                          2000      1999     1998
       Pretax (loss) income
        multiplied by the
      statutory rate (35%)         $(2,514,368)  $ 9,291  $ 8,680

       Increases (decreases)
       resulting from:
       Effect of foreign income
         taxes net of loss carry-
         forwards utilized               (177)    1,248      670
       Utilization of tax credits        (205)     (308)    (397)
       Net change in federal
         valuation allowance        2,397,794      (539)    (292)
       State income taxes, net of
         federal benefit              (10,836)      831      763
       Adjustment of prior years'
         accruals                         628       447     (992)
       Raymark indemnification
         payments                        (896)   (2,362)  (1,736)
       Amortization of nondeductible
         intangibles                      294       284      174
       Other                            1,344      (338)      74
       Income tax (benefit) expense $(126,422)  $ 8,554  $ 6,944

Note I, continued


       Deferred tax assets (liabilities) are comprised of the following:

                                        2000      1999      1998

       Liabilities subject to
         compromise                 $ 2,766,573  $   -     $   -
     Excess of book provisions
       over tax deductions              2,557    2,928     3,559
     Postretirement benefit             5,149    4,758     4,325
     Excess of tax basis over
       book basis of assets due
       to restructuring                 1,312    1,806     2,301
     Foreign loss carryforwards           925    1,822     1,927
     Other                                947      947       947
     Gross deferred tax assets      2,777,463   12,261    13,059
     Deferred tax asset
       valuation allowance         (2,632,637)  (4,633)   (4,851)
     Deferred tax assets              144,826    7,628     8,208
     Gross deferred tax
       liabilities (excess of
       tax over book depreciation)    ( 5,309)  (4,384)   (3,692)

     Net deferred tax asset       $   139,517  $ 3,244   $ 4,516

       In 2000, the Company recorded a deferred tax asset of $2.767 billion relating to the tax effects of the liabilities subject to compromise. Total deferred tax assets and liabilities at December 31, 2000 amounted to $2.772 billion. Based on its historical domestic taxable income, the Company expects to realize approximately $140 million of the deferred tax asset through the ten-year carryback of the previously paid domestic taxes and the expected tax benefits during the twenty-year carryforward period. In addition, the Company has recognized a deferred tax asset in connection with German loss carryforwards. Accordingly, the Company has recorded a valuation allowance of $2.633 billion against the deferred tax asset to state it at its expected net realizable value. When the Plan becomes effective and the liabilities subject to compromise are settled for less than the recorded amount of allowed claims, the net deferred tax asset will be adjusted accordingly.

       In 1999 and 1998, the net deferred asset represents future tax deductions that can be realized upon carryback to prior years and German loss carryforwards.

       At December 31, 2000, the Company had foreign loss carryforwards of $3,486 (Germany $2,254, China $1,010 and U.K.
$222), which do not expire.  A valuation allowance has been

Note I, continued


provided against the tax benefit of the U.K. and China loss carryforwards due to uncertainty of future profitability of these operations.

       The Company has in process an Internal Revenue Service tax audit for the fiscal years 1996 through 1999. The IRS has proposed disallowance of $9.9 million of bankruptcy related costs from 1996 through 1998, which are included in the indemnification agreement with Raymark. The Company has deducted approximately $17.0 million of such costs through December 31, 2000 and continues to believe these costs are deductible. The ultimate resolution of the Company's liability, if any, is dependent on the interpretation of a complex set of facts and applicable legal precedents. While the Company and its advisors believe the Company's position is supported by the facts and the weight of the legal precedents, it is reasonably possible, through a different factual analysis and application of countervailing legal authority, that a final determination could be adverse to the Company. As such, the Company intends to contest the proposed disallowance and has not recorded any related provisions. Should the IRS ultimately prevail in its claim, an adjustment related to prior year tax accruals would be required.

Note J - Employee Benefits

    Raytech has several pension plans covering substantially all employees and also provides certain postretirement, self-insured health care and life insurance benefits for its domestic active and retired employees.

                                                                      Postretirement
                                           Pension Benefits              Benefits
                                           2000        1999           2000      1999

    Change in benefit obligations
    Benefit obligations at
      beginning of year                  $3,455     $ 4,177       $10,043   $11,540
    Service cost                            302         319           499       561
    Interest cost                           302         246           801       695
    Plan participants' contributions         -           -             25        29
    Amendments                              228          -             -         95
    Actuarial loss (gain)                   428      (1,202)          644    (2,683)
    Benefits paid                           (97)        (85)         (305)     (287)
    Other                                    -           -             50        93
    Benefit obligations at end of year   $4,618      $3,455       $11,757   $10,043

    Change in plan assets
    Fair value of plan assets
      at beginning of year               $3,407      $2,894       $    -    $    -
    Actual return on plan assets            222         178            -         -
    Employer contribution                   850         420           280       258
    Plan participants' contributions         -           -             25        29
    Benefits paid                           (97)        (85)         (305)     (287)
    Fair value of plan assets
      at end of year                     $4,382      $3,407        $   -     $   -

    Funded Status Reconciliation and Key Assumptions
                                                                  Postretirement
                                       Pension Benefits              Benefits
                                       2000        1999           2000      1999

    Funded status                    $  (236)    $   (48)     $(11,757)  $(10,043)
    Unrecognized actuarial loss
      (gain)                             292        (131)       (1,743)    (2,446)
    Unrecognized prior service           375         184            80         88
    Net amount recognized            $   431     $     5      $(13,420)  $(12,401)

    Amounts recognized in the
      statements of financial
      position consist of:

    Accrued benefit liability        $  (236)    $   (48)     $(13,420)  $(12,401)
    Intangible asset                     375          53            -          -
    Accumulated other
      comprehensive loss                 292         -              -          -
    Net amount recognized            $   431     $     5      $(13,420)  $(12,401)



Note J, continued

                                                                   Postretirement
                                        Pension Benefits              Benefits
                                        2000        1999           2000      1999

    Weighted average assumptions
    Discount rate                       7.50%       7.75%          7.50%      7.75%
    Expected return on plan assets      6.00%       6.00%           n/a        n/a
    Rate of compensation increase        n/a         n/a           5.00%      5.00%
    Healthcare trend rate                n/a         n/a           6.50%      6.50%

    Sensitivity Analysis, Postretirement Benefits:

  For measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered healthcare benefits was assumed. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate the impact, increasing or decreasing the assumed health care cost trend rates by 1 percentage point in each year would have the following effects:

                                       1 Percentage Point        1 Percentage Point
                                            Increase                  Decrease
                                        2000        1999          2000        1999

  Effect on total of service
      and interest cost components
      of expense                       $   129     $  141        $   (114)   $(122)

    Effect on accumulated postretire-
      ment benefit obligations         $   945     $  895        $   (900)   $(806)


    Net Periodic Benefit Expense
                                                                    Postretirement
                                         Pension Benefits              Benefits
                                       2000    1999    1998     2000     1999    1998

  Service cost - benefits
         attributed to service during
         the period                  $  302  $  319   $ 270   $  499   $  561  $  490

    Interest cost on benefit
         obligations                    302     246     219      801      695     640

    Expected return on plan assets     (217)   (178)   (150)      -        -       -

    Amortization of prior
      service cost                       37      20      20        8        7      -

    Amortization of net actuarial
      loss (gain)                        -       25      22      (59)     (51)   (55)

    Early retirement window              -       -       -        50       -       -

    Total net periodic benefit
      cost                           $  424   $ 432   $ 381   $1,299   $1,212  $1,075

Note J, continued


  The Company's German subsidiaries have unfunded defined benefit plans covering certain employees.

                                                      Pension Benefits
                                                      2000        1999

    Change in benefit obligations
    Benefit obligations at
      beginning of year                             $2,319      $2,562
    Service cost                                        60          67
    Interest cost                                      150         163
    Actuarial (gain) loss                              (97)         16
    Benefits paid                                     (115)       (121)
    Translation adjustment                            (149)       (368)

    Benefit obligations at end of year              $2,168      $2,319


    Change in plan assets
    Fair value of plan assets
      at beginning of year                          $   -       $   -
    Actual return on plan assets                        -           -
    Employer contribution                              115         121
    Plan participants' contributions                    -           -
    Benefits paid                                     (115)       (121)

    Fair value of plan assets
      at end of year                                 $   -       $   -


    Funded Status Reconciliation and Key Assumptions

                                                      Pension Benefits
                                                      2000        1999


    Funded status                                  $(2,168)    $(2,319)
    Unrecognized actuarial loss                        382         346
    Unrecognized transition obligation                 129         183

    Accrued benefit cost                           $(1,657)    $(1,790)

    Weighted average assumptions
    Discount rate                                     7.00%       7.00%
    Expected return on plan assets                     n/a         n/a
    Rate of compensation increase                      n/a         n/a



    Net Periodic Benefit Expense
                                                           Pension Benefits
                                                     2000        1999        1998

  Service cost - benefits
      attributed to service during
    the period                                    $   60      $   67     $    84

    Interest cost on benefit
      obligations                                    150         163         161

    Amortization of transition
      obligations                                     45          49          50

    Amortization of net actuarial
      gain                                          (124)       (166)       (172)

    Total net periodic benefit
      cost                                         $ 131       $ 113     $   123



  The Company also sponsors a defined contribution plan which covers essentially all salaried employees of Raytech.  Contributions generally aggregate up to 4% of each salaried employee's base salary in stock or cash and 2% of adjusted gross salaries in stock or cash.  The total Company contributions in 2000, 1999, and 1998 under the salary defined contribution plan were $874, $1,024, and $818, respectively.
Raytech also has a voluntary defined contribution plan available to all bargaining unit and other hourly-paid employees of the Company and its subsidiaries that are authorized to participate.  At Allomatic Products Company, a subsidiary, an incentive contribution of 2% is payable upon the attainment of certain operating earnings goals.  The total  contributions in 2000, 1999, and 1998 under the hourly defined contribution plan were $41, $39, and $30, respectively.

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

Information relating to operations by industry segment follows:

OPERATING SEGMENTS
                                                                 Dry         Total
                                Wet Friction    Aftermarket     Friction    Segments

2000
Net sales to external
  customers                     $ 152,673       $  58,435     $  28,424    $ 239,532
Intersegment net sales (1)         12,440              38           882       13,360
Total net sales                 $ 165,113       $  58,473     $  29,306    $ 252,892

Depreciation                    $   7,869       $   1,579     $   2,051    $  11,499
Interest expense                    1,353             239(3)        452        2,044
Operating profit (2)               18,102          10,806           716       29,624
Segment assets                    131,427          33,473        22,927      187,827
Expenditures for property,
  plant and equipment               8,351           2,299         2,680       13,330

1999
Net sales to external
  customers                     $ 156,725      $   64,085     $  31,156    $ 251,966
Intersegment net sales (1)         15,554              16         1,155       16,725
Total net sales                 $ 172,279      $   64,101     $  32,311    $ 268,691

Depreciation                    $   7,037      $    1,434     $   2,050    $  10,521
Interest expense                    1,560             322 (3)       381        2,263
Operating profit (2)               18,092          11,559         1,186       30,837
Segment assets                    138,062          30,802        22,385      191,249
Expenditures for property,
  plant and equipment              16,006           3,098         4,047       23,151

1998
Net sales to external
  customers                     $ 155,769       $  58,844     $  32,851    $ 247,464
Intersegment net sales (1)         15,358              19           165       15,542
Total net sales                 $ 171,127       $  58,863     $  33,016    $ 263,006

Depreciation                    $   6,458       $   1,243     $   1,736    $   9,437
Interest expense                    1,385             430 (3)       336        2,151
Operating profit (2)               18,368           9,020           750       28,138
Segment assets                    125,206          24,896        21,473      171,575
Expenditures for property,
  plant and equipment              12,851           1,813         4,935       19,599

(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation.
(2) The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of income before tax and minority interest.
(3)  Interest on debt due to affiliate.

SALES BY GEOGRAPHIC LOCATION


                                                               Dry
                              Wet Friction    Aftermarket    Friction   Consolidated


2000

United States                  $ 141,199       $ 58,435      $   -        $ 199,634
Germany                           10,819            -          25,635        36,454
Other foreign countries              655            -           2,789         3,444

Total net sales                $ 152,673       $ 58,435      $ 28,424     $ 239,532





1999

United States                  $ 146,466       $ 64,085     $   -         $ 210,551
Germany                            9,190            -         29,246         38,436
Other foreign countries            1,069            -          1,910          2,979

Total net sales                $ 156,725       $ 64,085     $ 31,156      $ 251,966




1998

United States                  $ 146,323       $ 58,844      $   -        $ 205,167
Germany                            9,294            -          32,721        42,015
Other foreign countries              152            -             130           282

Total net sales                $ 155,769       $ 58,844      $ 32,851     $ 247,464


  Sales are attributed to geographic areas based on the location of the assets producing the sales.

  Domestic sales to four wet friction customers, which were each greater than 10% of total net sales, were as follows:

                                     2000           1999          1998

              Customer A          $ 31,159       $ 29,976      $ 30,716
              Customer B            36,820         37,305        36,974
              Customer C            18,430         25,588        22,799
              Customer D            13,917         17,035        13,971
NOTE K, continued

LONG-LIVED ASSETS BY GEOGRAPHIC LOCATION

                                                              Dry
                              Wet Friction    Aftermarket   Friction    Consolidated


2000

United States                   $ 46,724       $  8,422     $    -       $ 55,146
Germany                           13,057            -         10,012       23,069
Other foreign countries            3,192            -          4,078        7,270

Total long-lived assets         $ 62,973       $  8,422     $ 14,090     $ 85,485



1999

United States                   $ 45,754       $  9,116     $   -        $ 54,870
Germany                           12,766            -          9,971       22,737
Other foreign countries            2,517            -          4,140        6,657

Total long-lived assets         $ 61,037       $  9,116     $ 14,111     $ 84,264



1998

United States                   $ 35,651       $  7,881         -        $ 43,532
Germany                           12,812            -       $  9,901       22,713
Other foreign countries            2,020            -          3,855        5,875

Total long-lived assets         $ 50,483       $  7,881     $ 13,756     $ 72,120



Income                              2000              1999           1998

Operating profit (3)            $    29,624       $  30,837       $  28,138
Corporate (1)                        (3,230)         (4,131)         (3,236)
Provision for asbestos
  litigation, environmental
  and other claims               (7,210,250)(4)         -               -
Elimination                             (53)           (161)           (102)
Consolidated (loss) income
  before taxes and minority
  interest                      $(7,183,909)      $  26,545       $  24,800

Net Sales                           2000              1999           1998

Total segment sales             $   252,892       $ 268,691       $ 263,006
Eliminations                        (13,360)        (16,725)        (15,542)
Consolidated net sales          $   239,532       $ 251,966       $ 247,464

Assets                              2000             1999            1998

Total segment assets            $   187,827       $ 191,249       $ 171,575
Corporate (2)                       139,305           2,640           5,988
Eliminations                         (6,816)         (5,203)         (5,529)
Total consolidated assets       $   320,316       $ 188,686       $ 172,034

(1) Represents compensation and related costs for employees of the Company's corporate headquarters, professional fees, shareholder fees and public relations expenses.
(2)  Includes cash, deferred tax assets and long-term assets.
(3) The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of income before tax and minority interest.
(4)  Represents a charge for liabilities subject to compromise (see Note A).

                                   Segment        Corporate      Consolidated
Other Significant Items             Total        Headquarters        Total

2000
Depreciation                    $    11,499      $      46       $   11,545
Interest expense                      2,044            174            2,218
Expenditures for property,
  plant and equipment                13,330             69           13,399
1999
Depreciation                    $    10,521      $      48        $  10,569
Interest expense                      2,263             16            2,279
Expenditures for property,
  plant and equipment                23,151             52           23,203
1998
Depreciation                    $     9,437       $      40       $   9,477
Interest expense                      2,151               7           2,158
Expenditures for property,
  plant and equipment                19,599             155          19,754

 NOTE L - Summarized Quarterly Financial Data (Unaudited)
         (in thousands except share and market data)


                                       Fiscal Quarters Ended 2000
                               April 2      July 2  October 1  December 31

Net sales                     $ 67,475 $    61,122   $ 56,755   $ 54,180
Gross profit                    18,109      14,824     14,012     12,544
Income (loss) before
  provision for taxes and
  minority interest              9,106  (7,201,306)(1)  5,918      2,373
Net (loss) income                4,820  (7,063,828)(1)  2,972     (2,942)
Basic earnings (loss) per
  share(2)                        1.38   (2,023.70)(1)    .84       (.84)
Diluted earnings (loss) per
  share(2)                        1.36   (2,023.70)(1)    .84       (.84)

Market range:
  -high                           4.00        3.94       3.31       2.94
  -low                            3.33        3.00       2.63       1.88
Dividends                            -           -          -          -


(1) Includes recording of the estimated amount of allowed claims in the amount of $7.2 billion relating to asbestos personal injury, environmental and employee benefits issues. See Note A to the Consolidated Financial Statements.
(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share for 2000 does not equal the total computed for the year due to the impact of the average weighted shares for the year versus the average weighted shares in the second quarter and the magnitude of the recorded loss in the second quarter.


                                       Fiscal Quarters Ended 1999
                               April 4     July 4     Oct. 3    January 2

Net sales                     $ 67,343   $ 65,833    $ 62,473   $ 56,317
Gross profit                    16,526     16,351      14,477     12,884
Income before provision
  for taxes and minority
  interest                       7,599      7,831       5,260      5,855
Net income                       4,488      5,339       3,378      3,159
Basic earnings per share          1.31       1.56         .98        .91
Diluted earnings per share        1.29       1.53         .94        .89

Market range:
  -high                           3.25       4.25        7.56       4.13
  -low                            2.75       2.56        3.75       3.19
Dividends                            -          -           -          -

 Note M - Supplementary Financial Statement Detail



At                                          2000         1999

OTHER CURRENT ASSETS

Deferred income taxes                    $  2,686     $  2,938
Non-trade receivables                       1,408        1,095
Prepaid insurance                             361          371
Other                                       2,004        3,765
                                         $  6,459     $  8,169

ACCOUNTS PAYABLE

Trade accounts payable                   $ 12,699     $ 17,512
Cash overdraft                                371          993
                                         $ 13,070     $ 18,505

ACCRUED LIABILITIES

Property taxes                           $  2,632     $  2,452
Accrued interest                            2,058        1,811
Wages and other compensation and
  related taxes                             5,106        7,948
Income taxes payable                        1,199          -
Pensions and employee benefits              2,806        2,411
Dana claim (formerly Echlin
  [see Note H])                               -          1,183
Environmental cleanup                       3,000          -
Other                                       5,973        6,829
                                         $ 22,774     $ 22,634

LIABILITIES SUBJECT TO COMPROMISE

Personal injury asbestos
  litigation claims                    $6,760,000     $    -
Governmental environmental claims         431,750          -
Raymark pension claims                     16,000          -
Raymark retiree claims                      2,500          -
Dana claim (formerly Echlin
 [see Note H])                              1,183          -
                                       $7,211,433     $    -

OTHER LONG-TERM LIABILITIES

Long-term pensions                       $  1,714     $  1,669
Minority interest                           6,505        5,014
Other                                         816          453
                                         $  9,035     $  7,136

Fiscal Year                         2000        1999      1998

OTHER INCOME, NET

Interest income                   $   592    $   352   $   412
Other, net                            436        849       653
                                  $ 1,028    $ 1,201   $ 1,065

ALLOWANCE FOR BAD DEBTS

Beginning balance                 $ 1,350    $ 1,109   $ 1,186
Provisions                             26        388       655
Charge-offs                          (142)      (147)     (732)
Ending balance                    $ 1,234    $ 1,350   $ 1,109

AMORTIZATION OF INTANGIBLE
  ASSETS

Raytech Automotive Components
  Company                         $   751    $   751   $   477
Allomatic Products Company             57         57        57
Other                                  14        166        15
                                  $   822    $   974   $   549

CONDENSED FINANCIAL INFORMATION OF RAYTECH CORPORATION (PARENT)

Summary financial information of the parent holding company, Raytech Corporation, which is operating under Chapter 11 of the U.S. Bankruptcy Code, is as follows:


Balance Sheets
At fiscal year ended                     2000              1999

Current Assets:
  Cash                              $      143          $    427
  Other current assets                       2                 2
     Total current assets                  145               429

Investment in subsidiaries              96,618            83,336

Deferred taxes                         137,035               192
Other long-term assets                   2,125             2,019
     Total assets                   $  235,923          $ 85,976


Current Liabilities:
  Accounts payable and
    accrued liabilities             $    2,796          $  4,488

Liabilities subject to compromise    7,211,433               -
Other liabilities                          832               700

     Total liabilities               7,215,061             5,188


Shareholders' equity
  Common stock                           5,651             5,613
  Additional paid in capital            70,631            70,564
  (Accumulated deficit) retained
    earnings                        (7,049,641)            9,337
  Accumulated other
    comprehensive loss                  (1,218)             (165)

                                    (6,974,577)           85,349

Less treasury stock at cost             (4,561)           (4,561)

Total shareholders' (deficit)
  equity                            (6,979,138)           80,788

Total liabilities and
    shareholders' equity            $  235,923           $85,976


Statements of Operations

Fiscal year                                      2000           1999          1998


General and administrative expenses       $    (3,230)     $ (4,131)      $(3,236)

Provision for environmental and
  other claims                               (450,250)          -             -

Provision for asbestos litigation          (6,760,000)          -             -

Income tax benefit (provision)                129,604        (5,387)       (4,226)

Loss before equity in earnings in
 subsidiaries                              (7,083,876)      (9,518)       (7,462)

Equity in earnings of subsidiaries             24,898        25,882        23,819

Net (loss) income                         $(7,058,978)      $16,364       $16,357



Statements of Cash Flows

Fiscal year                                     2000           1999          1998


Net cash used in operating activities        $ (8,670)       $(5,549)      $(5,921)

Cash flow from investing activities:
  Dividends from subsidiaries                   8,350          5,425         5,898
  Other                                           (69)           (52)         (155)

Net cash provided by investing activities:      8,281          5,373         5,743

Net cash provided by financing activities:
  Proceeds from sale of stock                     105            123           362

Net change in cash                               (284)           (53)          184

Cash, beginning of year                           427            480           296

Cash, end of year                            $    143        $   427       $   480

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

             - Costs and expenses and related accounts payable and
               accrued liabilities which in the opinion of management relate to the operation of the holding company. Such costs consist principally of compensation and related costs of certain employees designated as employees of the Registrant, operating costs of the Shelton, Connecticut, headquarters facility, certain professional fees, shareholder fees, public relations expenses and bankruptcy-related (asbestos personal injury, environmental, and employee benefits) claims.
               These costs are financed with subsidiary dividends.

             - Capital accounts of the holding company.

     The investment in and operating results of the holding company's wholly- and majority-owned subsidiaries are reflected on the equity method.

Note N - Commitments


       Rental expense amounted to $1,379, $1,361, and $1,334, in 2000, 1999 and 1998, respectively. The approximate minimum rental commitments under non-cancelable leases at December 31, 2000 were as follows: 2001, $633; 2002, $630, 2003, $371; 2004, $248; 2005
$172 and thereafter, $96.

Note O - Stock Option Plans


          In 1991, the shareholders approved the adoption of a non-qualified stock option plan ("1990 Plan"). In general, options granted under the 1990 Plan were at 100% of the fair market value on grant date or par value, whichever was higher. Once granted, options became exercisable in whole or in part after one year and expired on the tenth anniversary of the grant. The Plan provided for the grant of options for up to 500,000 shares of common stock authorized for such purpose by the shareholders. Effective November 1, 1992, the Company granted 479,071 non-qualified options at an option price of $2.75. At the date of grant the market price per share was $2.375. In 1997, the shareholders approved an amendment of the 1990 Plan authorizing 500,000 additional shares of common stock for grant. Effective August 13, 1998, the Company granted 500,000 non-qualified options at the option price of $4.25 which was the market price per share at the date of the grant. The term during which options could be granted under the 1990 Plan expired on December 31, 2000.

          The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under FASB Statement No. 123,
"Accounting for Stock-Based Compensation."   Had compensation cost
been determined consistent with FASB No. 123, pro forma net income for the years ended January 2, 2000 and January 3, 1999 would have been $16,012 and $16,106, respectively. There was no pro forma impact on net loss for the year ended December 31, 2000 as the options outstanding were fully vested in 1999. Pro forma basic and diluted earnings per share for the years ended January 2, 2000 and January 3, 1999 would have been $4.66 and $4.55, respectively, and $4.73 and $4.54, respectively.

          The fair value of the options granted during 1998 was estimated at $2.01 per common share on the date of grant using the Black-Scholes option pricing model with the following assumptions: the expected volatility was 54%, the dividend yield was $0, the risk free interest rate used was 5.42% and the expected life of four years was used for the options.

          Changes during the three years ended December 31, 2000 in shares under option were as follows:

                                    2000                    1999                 1998
                                Weighted                Weighted             Weighted
                                 Average                 Average              Average
                                Exercise                Exercise             Exercise
                      Options      Price    Options        Price   Options      Price

Outstanding at
 beginning of year    758,013     $3.73     845,957        $3.56   526,050      $2.99

Granted (1)              -          -          -             -     500,000       4.25
Exercised             (38,409)     2.75     (59,509)        2.06  (136,087)      2.66
Lapsed                   -          -        (3,735)        4.25      (650)      1.75
Canceled              (19,191)     3.33     (24,700)        1.75   (43,356)      7.53

Outstanding at
  end of year         700,413     $3.79     758,013        $3.73   845,957      $3.56

Options exercisable
 at end of year       700,413     $3.79     758,013        $3.73   347,202      $2.56


          There were no options available for future awards at December 31, 2000. There were 35,279 and 31,544, respectively, options available for future option awards at December 31, 1999 and 1998.

          Options outstanding and exercisable at December 31, 2000 were as follows:

                                    Options Outstanding         Options Exercisable
                                    Weighted
                                     Average   Weighted                    Weighted
                                   Remaining    Average                     Average
       Range of         Number   Contractual   Exercise          Number    Exercise
 Exercise Price    Outstanding          Life      Price     Exercisable       Price

    $2.75            212,863          1.84       $2.75       212,863         $2.75
    $4.25            487,550          7.62        4.25       487,550          4.25

  $2.75 - $4.25      700,413          5.86      $ 3.79       700,413        $ 3.79




(1)  Options become exercisable one year from the date of grant.


Note P - Concentration of Credit Risk


     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The primary businesses of the Company's U.S. subsidiaries are the automotive and heavy duty equipment markets and the related aftermarkets within the United
States. At December 31, 2000 and January 2, 2000, the Company's five largest uncollateralized receivables represented approximately
$9,450 or 39% and $18,556 or 58%, respectively, of the Company's trade account balance. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


Note Q - Earnings Per Share


                                    2000       1999       1998

Basic EPS computation


Numerator                     $(7,058,978)  $ 16,364   $ 16,357

Denominator:

  Common shares outstanding
   at beginning of the year     3,480,904  3,421,395  3,285,308

  Stock options exercised          21,618     17,622    116,711

  Weighted average shares       3,502,522  3,439,017  3,402,019

Basic (loss) earnings
  per share                   $ (2,015.40)     $4.76      $4.81



Diluted EPS Computation


Numerator                     $(7,058,978)  $ 16,364   $ 16,357

Denominator:

  Common shares outstanding
   at beginning of the year     3,480,904  3,421,395  3,285,308

  Dilutive potential common
   shares                             -       79,867    146,874

  Stock options exercised          21,618     17,622    116,711

  Adjusted weighted
   average shares               3,502,522  3,518,884  3,548,893

Diluted (loss) earnings
  per share                   $ (2,015.40)     $4.65      $4.61

Options to purchase 495,020 shares of common stock at $4.25 were outstanding during the year ended December 31, 2000. Options to purchase 498,755 shares at $4.25 were outstanding during the year ended January 2, 2000. These shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than average market price of the common shares and, therefore, to do so would be anti-dilutive.


Note Q, continued


In addition, the dilutive potential common shares of 26,853 for the year ended December 31, 2000 were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

See Note A regarding the potential dilutive effect of the Company's
Plan of Reorganization.

Note R - Comprehensive Income


     In 1998, Raytech adopted SFAS No. 130, "Reporting Comprehensive
Income" and has elected to report Comprehensive Income in the Consolidated Statements of Changes in Shareholders' Equity.

     The components of and changes in accumulated other comprehensive (loss) income are as follows:

                               Foreign      Minimum     Accumulated
                               Currency     Pension        Other
                              Translation  Liability   Comprehensive
                              Adjustments  Adjustments (Loss) Income


Balance 1/3/99                  $   926      $(1,095)     $  (169)

Changes during the year          (1,091)       1,095            4

Balance 1/2/00                     (165)         -           (165)

Changes during the year            (761)        (292)      (1,053)

Balance 12/31/00                $  (926)     $  (292)     $(1,218)


     No tax benefit has been provided for the future tax deduction associated with the minimum pension liability and translation adjustments due to the limitations on the realizability of deferred tax assets.

                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Raytech Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 103 present fairly, in all material respects, the financial position of Raytech Corporation (the "Company," a holding company) and its subsidiaries at December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, Raymark Corporation ("Raymark") is a defendant in numerous lawsuits seeking substantial damages relating to airborne asbestos fibers. The Company has been named a co-defendant in numerous of these asbestos-related lawsuits as a successor in liability to Raymark. In addition, the Company is co-defendant with Raymark in lawsuits involving environmental and employee benefit matters as a successor in liability to Raymark. On
March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy
Code"). Under the provisions of the Bankruptcy Code, the Company is operating as a debtor-in-possession. The Company's operating subsidiaries, none of which have filed for protection under Chapter 11, continue to operate their businesses in the ordinary course of business. Raytech filed to protect itself from the lawsuits mentioned above and to obtain a binding ruling for all jurisdictions on whether Raytech is liable as a successor for asbestos-related claims, including any claims yet to be filed, relating to the operations of Raymark or its predecessors.

During 1995, Raytech received adverse rulings precluding it from relitigating the 1988 ruling holding Raytech to be a successor to Raymark's asbestos-related claims. During 1998, Raytech entered into a tentative settlement with its creditors for a formal consensual plan of reorganization. Subsequently, the Bankruptcy
Court determined an estimated amount of allowed claims, which Raytech has recorded as Liabilities Subject to Compromise. In
August 2000, the Bankruptcy Court confirmed Raytech's consensual plan of reorganization; however, several conditions to the occurrence of the effective date of the plan of reorganization remain outstanding. Until the effective date occurs, the terms of the plan of reorganization are not yet in effect.
Consequently, Raytech is still subject to the uncertainties inherent in the process of reorganizing under the Bankruptcy
Code. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
These uncertainties, however, raise substantial doubt about the Company's ability to continue as a going concern, which contemplates realization of assets and settlement of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability, revaluation and classification of recorded asset amounts or adjustments relating to settlement and classification of liabilities that may be required in connection with reorganizing under the Bankruptcy Code.




PRICEWATERHOUSECOOPERS LLP



Hartford, Connecticut
March 20, 2001



 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures

           Not applicable


                             PART III


Item 10.  Directors and Executive Officers of Registrant

Directors

          The Certificate of Incorporation of Raytech Corporation provides that the Board of Directors shall consist of not more than nine and not less than three Directors, that the Directors shall be divided into three classes, designated Class I, Class II and Class
III, as nearly equal in number as may be possible, and that each class of Directors shall be elected for a term of three years. The term of office of the Class III Director expires with the 2001 Annual Meeting and one Director will be elected as a Class III Director for a full three-year term and until his successor is elected and qualified.

          Set forth below is the name of one person nominated by the Board of Directors for election as a Class III Director and the names of the other Class I and the Class II Directors, together with their ages, principal occupations and business experience during the last five years, present directorships and the year each first became a Director. The number of shares of Raytech Common Stock owned by each beneficially, directly or indirectly, as of March 2001 is included in
Item 12. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to shares beneficially owned by them. The nominees are presently Directors and the nominees and Directors were elected Directors at an Annual Meeting of Shareholders.

                             Principal Occupation
                             Business Experience
                             During Last 5 Years           First
                                 and Present               Became
Name                  Age       Directorships             Director

Class I (serving until the Annual Meeting of Shareholders in 2002)

Donald P. Miller      69   Retired, formerly                1986
                           President and Chief
                           Executive Officer of
                           Posi-Seal International,
                           Inc. until 1986; Director,
                           Information Management
                           Associates; Director,
                           Saab Financial Auto
                           Receivables Corp.

Robert B. Sims        58   President and Chief              1986
                           Executive Officer of
                           Counselcor LLC since
                           1995; Prior thereto Senior
                           Vice President, Secretary
                           and General Counsel of
                           Summagraphics Corporation



                               Principal Occupation
                                Business Experience
                                During Last 5 Years         First
                                    and Present             Became
Name                       Age     Directorships           Director


Class II (serving until the Annual Meeting of Shareholders in 2003)

Robert M. Gordon           84   Retired, formerly           1986
                                President and Vice
                                Chairman of Raybestos-
                                Manhattan, Inc.


Frederick J. Mancheski     74   Retired, formerly           1998
                                Chairman of the Board
                                and Chief Executive
                                Officer of Echlin Inc.;
                                Director, Marlin Co.

Albert A. Canosa           55   President and Chief         1998
                                Executive Officer of
                                Raytech Corporation;
                                Previously, Vice
                                President of Adminis-
                                tration, Treasurer
                                and Chief Financial
                                Officer of Raytech
                                Corporation

Class III (currently serving and nominated to serve until the Annual
Meeting of Shareholders in 2004)

Robert L. Bennett          64   Principal, Bennett,         1989
                                Fisher, Giuliano &
                                Gottsman, The Electronic
                                Publishing Group since
                                1993






Directors' Compensation

       Directors received a $20,500 per year meeting fee plus $3,500 per year fee for one or more committee appointments in 2000. The
Directors are paid the annual Director's meeting fee or proportion thereof only for scheduled meetings attended. The committee meeting fee is paid regardless of attendance. There is no minimum attendance rule and any Director that misses all meetings would receive no portion of the annual Director's meeting fee.




Executive Officers

                                                      First Became
    Name                 Age     Positions Held         Officer

Albert A. Canosa         55     President and            1986
                                Chief Executive
                                Officer

John B. Devlin           49     Vice President,          1998
                                Treasurer and Chief
                                Financial Officer

John J. Easton           57     Vice President,          1991
                                President of
                                Subsidiary, Raybestos
                                Products Company,
                                since 1987

LeGrande L. Young        65     Vice President,          1986
                                Administration,
                                Secretary and
                                General Counsel

Item 11.  Executive Compensation

Summary Compensation Table:

    The following Summary Compensation Table identifies current, long-term and stock-related compensation paid to the Chief Executive
Officer and the three most highly compensated executive officers for 2000 and two prior years:

                                                        Long-Term
                                                      Compensation
                             Annual Compensation    Awards   Payouts     All Other
   Name/                      Salary      Bonus     Options   LTIP    Compensation
  Position (1)        Year     ($)         ($)         #        $(2)       ($)(3)

  Albert A. Canosa    2000    298,800    311,352      -         -         15,429
  President and Chief 1999    286,758    308,265      -      286,758      13,901
  Executive Officer   1998    276,225    352,000      -         -          9,600

  John B. Devlin      2000    161,771    162,865      -         -         10,684
  Vice President,     1999    155,250    128,948      -      156,300      10,192
  Treasurer and       1998    116,477    144,000      -         -          6,989
  Chief Financial
  Officer

  John J. Easton      2000    199,056    201,083      -         -         14,222
  Vice President      1999    191,033    144,734      -      144,734      13,460
                      1998    182,411    142,234      -         -         13,304

  LeGrande L. Young   2000    197,706    201,083      -         -         13,216
  Vice President,     1999    189,737    207,451      -      192,978      12,495
  Administration,     1998    179,724    237,056      -         -          9,600
  Secretary and
  General Counsel

  Craig R. Smith (4)  2000        -          -        -         -            -
                      1999        -          -        -         -            -
                      1998     33,394        -        -         -            379


(1)  Registrant has only four executive officers, including the CEO.
(2)  Payouts pursuant to the Strategic Plan Variable Compensation Program providing awards for a three-year strategic planning period based upon earnings per share achievements.
(3)  The numbers stated for each year recite Registrant contributions to Messrs.
     Canosa, Devlin, Easton and Young under its defined contribution plan [401(k)]
     in the amounts of $10,200, $9,870, $10,200, and $10,200, respectively, for 2000 and in the amounts of $9,600, $9,410, $9,600 and $9,600, respectively, for 1999 and in the amounts of $9,600, $6,989, $9,600 and $9,600, respectively, for
     1998.
(4)  Mr. Smith was formerly President and Chief Executive Officer but was terminated in January 1998.


Aggregated Option Exercises in Last Fiscal Year and FY-End Option
Values


                                                                        Value of
                                                      Number of       Unexercised
                          Shares                     Unexercised      In-the-Money
                         Acquired                      Options          Options
                            on           Value        at 1/1/01        at 1/1/01
                         Exercise      Realized      Exercisable      Exercisable
        Name               (#)            ($)            (#)              ($)

Albert A. Canosa (CEO)        -             -           159,781              -

John B. Devlin                -             -            22,000              -

John J. Easton                -             -            66,566              -

LeGrande L. Young             -             -           133,908              -



Performance Graph (Table)

    The following Performance Graph (Table) compares the
Registrant's cumulative total shareholder return on its common stock with certain indexes and peer groups for a five-year period:

         COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
     AMONG RAYTECH CORPORATION, DOW JONES GLOBAL INDEX U.S.*
          AND DOW JONES AUTO PARTS INDUSTRY GROUP INDEX*


                                                 Dow Jones Auto
                               Dow Jones Global  Parts Industry
                      Raytech    Index U.S.       Group Index

       1995            $100         $100             $100
       1996             139          120              115
       1997             191          155              146
       1998             100          191              141
       1999             118          232              142
       2000              76          208              102



* Based on closing index on the last trading day of the calendar year.

Assumes $100 invested on December 31, 1995 in Raytech common stock, Dow Jones Global Index U.S., and Dow Jones Auto Parts
Industry Group Index


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

    In accordance with the philosophy recited above, the Board stipulated earnings before tax goals in each of the fiscal years 1998, 1999 and 2000 based upon a Board approved Business
Plan for each year. The stipulated earnings before tax goals were achieved for the years 1998, 1999 and 2000 resulting in variable compensation or bonus to the executive officers, including the Chief Executive Officer, as well as other key employees, in amounts established in the variable compensation plan. Earnings before tax are recited in the Registrant's 2000
Annual Report on Form 10-K herein. The total compensation of the executive officers in the years in which variable compensation or bonus was paid based on performance was high compared to the Project 777 survey grouping referenced above.

    The bonus opportunities in the 2000 fiscal year for executive officers and the Chief Executive Officer were therefore based on the following factors:

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

    (iv) The corporate earnings before tax goals stipulated by the Board for 2000 were met and exceeded in the amount of 100% resulting in a variable compensation opportunity to each executive officer of 100% of 75% or 100% of each such officer's base salary and resulting in variable compensation opportunity to the Chief
           Executive Officer of 100% of 100% of such officer's base salary. Actual variable compensation awarded was then determined by the evaluation of performance of each officer to specific written objectives submitted at the beginning of 2000.

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

           Reiterating, the base salary of the Chief Executive
Officer is based upon comparable positions in the metalworking/fabrication industry grouping of Project 777 and is low in comparison. The variable or bonus portion of the Chief
Executive Officer compensation is subject to achievement of the earnings goals referenced above and is high in comparison to total compensation of other chief executive officers similarly positioned in Project 777. As stated, the achievement of the stipulated earnings before tax goal was directly related to the variable compensation or bonus received by the Chief Executive
Officer in 2000 as well as prior years, and the long-term variable compensation related to strategic planning received in 1999.

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

           The preceding Performance Graph (Table) compares the
Registrant's cumulative total shareholder return on its common stock with the Dow Jones Global Index U.S. and the Dow Jones Auto
Parts Industry Group Index. The Dow Jones Global Index U.S. was selected as a broad equity market index comparison in place of Standard & Poor's 500 for the reasons that the Registrant is not included in the Standard & Poor's 500 and such Index includes companies that trade on the same exchange and some companies that are of comparable market capitalization. The Dow Jones Auto
Parts Industry Group Index was selected in lieu of a Registrant-constructed peer group index for the reasons that difficulties were encountered in presenting the requisite peer comparison due to a very limited peer group and such peers essentially being privately held companies or subsidiaries or divisions of larger publicly held companies which necessary data to draw a comparison is not publicly available. Further, the Dow Jones Auto Parts
Industry Group Index includes companies that trade in the same industry and have similar market capitalizations.

                                        Compensation Committee
                                        Albert A. Canosa
                                        Donald P. Miller
                                        Robert B. Sims


 Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Directors
                                                                                         Shares of Common  Stock
                                                                                           Beneficially Owned
                                                      Percent
                                       Total          Of Class

    Robert L. Bennett                  21,048 (a)        .6%
    Albert A. Canosa                  161,781 (b)       4.4%
    Robert M. Gordon                   29,548 (c)        .8%
    Frederick J. Mancheski                -              -
    Donald P. Miller                   28,048 (c)        .8%
    Robert B. Sims                     28,048 (c)        .8%

Executive Officers

    Albert A. Canosa                  161,781 (b)       4.4%
    President and Chief
    Executive Officer

    John B. Devlin                     22,000 (d)        .6
    Vice President, Treasurer
    and Chief Financial Officer

    John J. Easton                     73,899 (e)       2.1%
    Vice President

    LeGrande L. Young                 140,908 (f)       3.9%
    Vice President, Administration,
    Secretary and General Counsel

All Directors and Executive Officers
     as a Group (9)                    505,280 (g)      12.6%

(a) Total represents 21,048 shares which Mr. Bennett holds the option to purchase within 60 days.
(b) Total includes 159,781 shares which Mr. Canosa holds the option to purchase within 60 days.
(c) Total represents 28,048 shares which the named Director holds the option to purchase within 60 days.
(d) Total includes 22,000 shares which Mr. Devlin holds the option to purchase within 60 days.
(e) Total includes 66,566 shares which Mr. Easton holds the option to purchase within 60 days.
(f) Total includes 133,908 shares which Mr. Young holds the option to purchase within 60 days.
(g) Total includes 487,447 shares which the Directors and Executive Officers as a group hold the option to purchase within 60 days.

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


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

(a)  The following financial statements are included in Part II,
     Item 8:

     (1)  Financial Statements

          Consolidated Balance Sheets at December 31, 2000
          and January 2, 2000

          Consolidated Statements of Operations for the 2000,
          1999 and 1998 fiscal years

          Consolidated Statements of Cash Flows for the 2000,
          1999 and 1998 fiscal years

          Consolidated Statements of Changes in Shareholders'
          Equity for the 2000, 1999 and 1998 fiscal years

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

(b)  Reports on Form 8-K

         In Form 8-K dated August 31, 2000, the Registrant reported that on August 31, 2000, the Bankruptcy Court entered an Order
Confirming Raytech Corporation's Second Amended Plan of
Reorganization (the "Confirmation Order"), which confirmed the
Company's Second Amended Plan of Reorganization (the "Plan").
The "effective date of the plan," as used in the Bankruptcy Code, shall not occur until the satisfaction of certain conditions precedent (the "Effective Date").

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


(c)  Index of Exhibits                                      Page

         2(o) Raytech Corporation's Second Amended Plan of Reorganization

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

         10(i)  Loan Agreement dated January 10, 1994 between
                Raytech Composites, Inc. and Raymark Industries,
                Inc. (k)

                                                             Page


     10(j)  Loan and Security Agreement dated March 29,
            1995 between Raybestos Products Company and
            The CIT Group/Credit Finance, Inc. (l)

     10(k)  Loan and Security Agreement dated November 21,
            1997 between Raybestos Products Company and
            Nations credit Commercial Corporation (m)

     10(l)  Memorandum of Understanding dated July 23, 1998
            Re. Consensual Plan of Reorganization (n)

     21     Subsidiaries of Raytech                           112

     23     Consent of Independent Accountants                114

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

         (k)  Included as an Exhibit to Registrant's Report on Form
              10-K filed with the Securities and Exchange Commission on March 14, 1994.

         (l)  Included as an Exhibit to Registrant's Report on Form
              10-Q filed with the Securities and Exchange Commission on April 2, 1995.

         (m)  Included as an Exhibit to Registrant's Report on Form
              10-K filed with the Securities and Exchange Commission on March 18, 1998.

         (n)  Included as an Exhibit to Registrant's Report on Form
              10-Q filed with the Securities and Exchange Commission on November 6, 1998.

         (o)  Included as an Exhibit to Registrant's Report on Form
              10-K filed with the Securities and Exchange Commission on March 23, 2001.

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

       (d)  The Index to Consolidated Financial Statements and Financial
            Statement Schedules is included beginning on page 109 hereafter.


            Index to Consolidated Financial Statements






Financial Statements:                                 Page

       Consolidated Balance Sheets as of
       December 31, 2000 and January 2, 2000             39

       Consolidated Statements of Operations
       for the 2000, 1999 and 1998 Fiscal Years          40

       Consolidated Statements of Cash Flows
       for the 2000, 1999, and 1998 Fiscal Years         41

       Consolidated Statements of Changes in
       Shareholders' Equity for the 2000, 1999
       and 1998 Fiscal Years                             42

       Notes to Consolidated Financial Statements        43

       Report of Independent Accountants                 91











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

                                   RAYTECH CORPORATION


                                   By: /s/ALBERT A. CANOSA
                                   Albert A. Canosa
                                   President and
                                   Chief Executive Officer

Date:  March 26, 2001


                             SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on March 26, 2001.


    Signature and Title                 Signature and Title



/s/ ALBERT A. CANOSA                 /s/FREDERICK J. MANCHESKI
Albert A. Canosa                     Frederick J. Mancheski
President, Chief Executive           Director
Officer and Director


/s/JOHN B. DEVLIN                    /s/DONALD P. MILLER
John B. Devlin                       Donald P. Miller
Vice President, Treasurer and        Director
Chief Financial Officer
(Principal Accounting Officer)


/s/ROBERT L. BENNETT                 /s/ROBERT B. SIMS
Robert L. Bennett                    Robert B. Sims
Director                             Director


/s/ROBERT M. GORDON
Robert M. Gordon
Director





