Form 10-Q
period 2001-04-01
RAYTECH CORP
filed 2001-05-14
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended April 1, 2001, or

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


                  Yes   X              No

As of May 4, 2001, 41,515,669 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.


                             Page 1 of 40




                         RAYTECH CORPORATION

                                INDEX


                                                            Page
                                                          Number

PART I.  FINANCIAL INFORMATION:

Item 1.   Condensed Consolidated Historic Balance
          Sheets at April 1, 2001 (Unaudited)
         and December 31, 2000 and Condensed
          Consolidated Pro Forma Balance Sheet
          at April 1, 2001 (Unaudited)                       3

          Condensed Unaudited Consolidated Statements of
          Operations for the thirteen weeks ended
          April 1, 2001 and April 2, 2000                    5

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the thirteen weeks
          ended April 1, 2001 and April 2, 2000              6

          Condensed Unaudited Consolidated Statements of
          Shareholders' Equity for the thirteen weeks
          ended April 1, 2001 and April 2, 2000              7

              Notes to Condensed Unaudited Consolidated
          Financial Statements                               8

          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     24

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                 32

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                  33

Item 6.  Exhibits and Reports on Form 8-K                   41

          Signature                                         42



RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

                                             Historic      Pro Forma      Historic
                                          April 1, 2001  April 1, 2001  Dec. 31, 2000
                                            (unaudited)   (unaudited)
At                                                        (See Note B)
ASSETS
Current assets
  Cash and cash equivalents               $    11,732     $   9,232      $    13,917
  Trade accounts receivable,
    less allowance of $1,234 for
    2001 and $1,234 for 2000                   29,207        29,207           24,487
  Inventories, net                             32,590        36,590           33,322
  Income taxes receivable                        -           32,000             -
  Other current assets                          7,759         7,759            6,459
      Total current assets                     81,288       114,788           78,185

Property, plant and equipment                 191,071        82,138          189,659
  Less accumulated depreciation              (108,933)         -            (106,954)
      Net property, plant and equipment        82,138        82,138           82,705
Intangible assets, net of accumulated
  amortization of $2,322 for 2001
  and $2,121 for 2000                          19,298           375           19,499
Deferred income taxes                         137,202        36,191          137,147
Reorganization value in excess of
  amounts allocable to identifiable
  assets                                         -           86,699             -
Other assets                                    2,957         2,957            2,780
Total assets                              $   322,883     $ 323,148      $   320,316






RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(cont.)


                                             Historic      Pro Forma      Historic
                                          April 1, 2001  April 1, 2001  Dec. 31, 2000
                                            (unaudited)   (unaudited)
At                                                        (See Note B)

LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt             $    12,144       $  12,144    $    10,308
  Raymark debt                                 10,709            -            10,631
  Accounts payable                             14,220          14,220         13,070
  Accrued liabilities                          20,854          24,854         22,774
  Deferred income taxes                          -              1,600           -
  Income taxes payable to PI Trust               -             32,000           -
      Total current liabilities                57,927          84,818         56,783

Liabilities subject to compromise           7,211,433            -         7,211,433
Long-term debt                                  8,536           8,536          9,053
Postretirement benefits other
  than pensions                                13,404          13,904         13,150
Pension obligations                              -             12,600           -
Deferred payable to the PI Trust                 -             29,000           -
Other long-term liabilities                     9,290           9,290          9,035
Total liabilities                           7,300,590         158,148      7,299,454
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY
Capital stock
  Cumulative preferred stock,
    no par value 800,000 shares
    authorized for historic, 5,000,000
    shares authorized for pro forma,
    none issued                                  -               -              -
  Common stock, par value $1.00
    7,500,000 shares authorized;
    5,651,372 issued in historic
    2001 and historic 2000; 50,000,000
    shares authorized; 41,530,000 issued
    and outstanding for pro forma 2001          5,651          41,530          5,651
Additional paid in capital                     70,631         123,470         70,631
Accumulated deficit                        (7,047,926)           -        (7,049,641)
Accumulated other comprehensive loss           (1,502)           -            (1,218)
                                           (6,973,146)        165,000     (6,974,577)
Less treasury shares at cost                   (4,561)           -            (4,561)
      Total shareholders' (deficit) equity (6,977,707)        165,000     (6,979,138)
Total liabilities and
  shareholders' (deficit) equity          $   322,883       $ 323,148    $   320,316

The accompanying notes are an integral part of these statements.

                       RAYTECH CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share data)
                           (unaudited)







                                                      April 1,       April 2,
For the 13 Weeks Ended                                  2001           2000

Net sales                                           $ 55,205        $ 67,475
Cost of sales                                        (43,811)        (49,366)

  Gross profit                                        11,394          18,109

Selling, general and administrative expenses          (7,742)         (8,734)

  Operating profit                                     3,652           9,375

Interest expense                                        (374)           (509)
Interest expense - Raymark                               (70)            (70)
Other income, net                                        290             310

Income before provision for income taxes
  and minority interest                                3,498           9,106
Provision for income taxes                            (1,469)         (3,825)
Income before minority interest                        2,029           5,281

Minority interest                                       (314)           (461)

Net income                                          $  1,715        $  4,820

Basic earnings per share                            $    .49        $   1.38

Diluted earnings per share                          $    .48        $   1.36

The accompanying notes are an integral part of these statements.



                         RAYTECH CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)








                                                       April 1,     April 2,
For the 13 Weeks Ended                                   2001         2000
    Net cash (used in) provided by
      operating activities                            $   (863)     $ 4,400

Cash flow from investing activities:
  Capital expenditures                                  (2,717)      (4,126)
  Proceeds on sales of property, plant and equipment        10           69
    Net cash used in investing activities               (2,707)      (4,057)

Cash flow from financing activities:
  Cash overdraft                                          (371)       1,475
  Net borrowings (payments) on short-term notes          2,113       (1,065)
  Principal payments on long-term debt                    (482)         (91)
  Proceeds from long-term borrowings                        32          261
  Net proceeds (payments) on borrowings from Raymark       171       (1,547)

    Net cash provided by (used in)
      financing activities                               1,463         (967)

Effect of exchange rate changes on cash                    (78)         (36)

Net change in cash and cash equivalents                 (2,185)        (660)

Cash and cash equivalents at beginning of period        13,917       10,746

Cash and cash equivalents at end of period             $11,732      $10,086


The accompanying notes are an integral part of these statements.




                               RAYTECH CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except shares)
                               (unaudited)



                                                                            Treasury
                                                Retained     Accumulated     Shares
                                   Additional   Earnings       Other         At Cost
                            Common   Paid in  (Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit)       Loss         Shares)     Total

Balance,
 January 2, 2000           $5,613   $70,564        9,337     $  (165)      $(4,561)     $80,788

Comprehensive income:

  Net income                                       4,820                                  4,820


  Changes during
   the period                                                   (315)                      (315)

Total comprehensive
  income                                           4,820        (315)                     4,505
Purchase of subsidiary stock             (2)                                                 (2)

Balance,
  April 2, 2000            $5,613   $70,562      $14,157     $  (480)      $(4,561)     $85,291





Balance,
 December 31, 2000         $5,651   $70,631  $(7,049,641)    $ (1,218)     $(4,561) $(6,979,138)

Comprehensive income:

  Net income                                       1,715                                  1,715

  Changes during
   the period                                                    (284)                     (284)

Total comprehensive
  income                                           1,715         (284)                    1,431

Balance,
 April 1, 2001             $5,651   $70,631  $(7,047,926)    $ (1,502)     $(4,561) $(6,977,707)




The accompanying notes are an integral part of these statements.



                       RAYTECH CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (dollars in thousands, unless otherwise noted,
                       except per share data)
                            (Unaudited)


NOTE A - Formation of Raytech Corporation, Sale of Raymark,
         Chapter 11 Proceeding and Other Litigation

       Raytech Corporation ("Raytech" or the "Company") was incorporated in June, 1986 in Delaware and held as a subsidiary of Raymark Corporation ("Raymark"). In October 1986, Raytech became the publicly traded (NYSE) holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders whereby each share of common stock of Raymark was automatically converted into a share of Raytech common stock. In May 1988, Raytech divested all of the Raymark stock.

       In accordance with the restructuring plan, Raytech, through its subsidiaries, purchased certain non-asbestos businesses of Raymark in 1987, including the Wet Clutch and Brake Division and Raybestos Industrie-Produkte GmbH, a German subsidiary. Representing part of the consideration of the transactions, Raymark agreed to indemnify Raytech for Raymark's liabilities, including asbestos, environmental, pension and others. Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in numerous asbestos-related lawsuits as a successor in liability to Raymark.

       In an asbestos-related personal injury case captioned Raymond
A. Schmoll v. ACandS, Inc., et al. decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extended beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

       As the result of the inability of Raymark to fund Raytech's cost of defense under the indemnity and to halt the asbestos-related litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech was stayed while the debtor corporation and its non-filing operating subsidiaries continued to operate their businesses in the ordinary course.

Note A, continued


       In June 1989 Raytech filed a class action in the Bankruptcy Court captioned Raytech v. Earl White, et al. against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable as a successor for the asbestos-related liabilities of Raymark. The U.S. District Court withdrew its reference of the case to the Bankruptcy Court, and agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing the class action citing as a reason the preclusive effect of the 1988 Schmoll case recited above under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case to the U.S. District Court for the Eastern District of Pennsylvania. In February 1994, the U.S. District Court's dismissal of the case was appealed, and in May 1995, the Third Circuit Court of Appeals ruled that Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling left the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

       As a result of the Court rulings recited above, in October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). Substantive economic terms of the Memorandum of Understanding provided for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive 90% of the equity in reorganized Raytech and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to an asbestos personal injury trust (the "PI Trust") established under the Bankruptcy Code, and existing equity holders in Raytech to retain 10% of the equity in reorganized Raytech. The Memorandum of Understanding also required that an amount of cash estimated at $2.5 million would be transferred to the unsecured creditors.

       In order to comply with the mandatory estimation of all claims against the debtor in the confirmation process, Raytech, the creditors' committee and the Government agreed on the estimate of the asbestos and Government claims, and accordingly, a motion was filed in the Bankruptcy Court for an allowance of asbestos claims of $6.760 billion and Government claims of $431.8 million for purposes of voting and distribution under the terms of the Plan. In March 2000, the Bankruptcy Court entered an interim order allowing such amounts as general unsecured claims subject to an objection period

Note A, continued


through June 2000 and the completion of the initial vote of the Plan of confirmation in July 2000. As a result of the resolution of the objections raised with only a slight modification to the Plan and the overwhelming favorable response to the initial vote, management was substantially certain that the Plan would be confirmed and that the estimate of the $7.2 billion of allowed claims would be finally approved by the Bankruptcy Court. Accordingly, Raytech recorded a charge and related liability in the financial statements in the amount of $7.2 billion for the estimated amount of allowed claims in the second quarter of 2000. Such estimations were recorded as liabilities subject to compromise since it was expected that the distributions under the Plan with respect to such claims would be lesser amounts consisting of a 90% equity distribution in reorganized Raytech at the effective date pursuant to the Plan.

       In 1999, the Bankruptcy Court ("Court") issued rulings on adversary actions brought by Raymark retirees and pensioners seeking rights as claimants for benefits from Raytech on the basis of successor liability. As to the pensioners, the Court ruled that Raytech has the liability as a successor to Raymark. The decision was appealed, and the U.S. District Court affirmed the ruling. The resulting recorded charge and related liability, estimated at $16 million, was recorded in the second quarter of 2000 and is no longer subject to compromise due to the appellate decision. As to the retirees, the Court ruled that the Raymark Trustee's termination of the retirees benefit plans was justified and thus the post-termination liability thereafter could not be transferred to Raytech. In response to the bar date set for filing claims in 1999, approximately 700 retirees filed claims. A charge for the estimated amount of allowed claims of $2.5 million was recorded in the fourth quarter of 2000.

       On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. The Plan contained several conditions to the occurrence of the effective date of the Plan ("Effective Date").
All conditions under the confirmation of the Plan were subsequently met, and the Effective Date occurred on April 18, 2001, resulting in Raytech emerging from bankruptcy at that date. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. The Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock,

Note A, continued


of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash was paid to the allowed unsecured creditors and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes only resulting from the transfer of equity to the PI Trust. Settlement of the Raymark claims resulted in forgiveness of the Raymark debt of $10.7 million in full and a commitment of Raytech to backstop the Raymark Trustee and related professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. Also, on the Effective Date, the Board of Directors was increased to nine with one appointed by the equity committee and the remaining directors appointed by the unsecured creditors' committee.

       As of the Effective Date of the Plan, the Company has adopted fresh-start reporting principles in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, the reorganization value of the Company will be allocated to the Company's assets, and the assets and liabilities will be stated at their fair values. The excess of the reorganization value over the specifically identifiable assets will be reported as an intangible asset to be amortized over future periods. Based on preliminary appraisals, the equity value of the Company immediately prior to the Effective Date has been estimated at $165 million. The discharge of the liabilities subject to compromise will be reported as an extraordinary item in the Company's second quarter Statement of Operations. See Note B for further discussion.

       In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"), and in April 2000, the EPA issued a subpoena for information to determine compliance with federal environmental regulations and in July 2000 proposed a consent order of environmental response that was rejected by RPC. In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA

Note A, continued


("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC is preparing a plan for implementing and carrying out the cleanup Order. Based on preliminary assessments, the Company has estimated that the cost to comply with the Order will be in the range of $3 million to $6 million and has a liability in the amount of $3 million recorded at April 1, 2001. It is at least reasonably possible that the preliminary assessment of estimated costs to comply with the Order may be modified as the project progresses. A receivable from Reliance Insurance Company will be recorded when the Company has determined that it is probable that such recovery will be realized. Insurance funds in the amount of $.5 million were received in April 2001, but issues concerning certain aspects of the insurance coverage continue.

       In January 1997, Raytech was named through a subsidiary in a third party complaint captioned Martin Dembinski, et al. vs. Farrell Lines, Inc., et al. vs. American Stevedoring, Ltd., et al. filed in the U.S. District Court for the Southern District of New York for damages for asbestos-related disease and subsequently removed to the U.S. District Court, Eastern District of Pennsylvania. This case will be transferred to the PI Trust pursuant to the Plan.

       In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of Advanced
Friction Materials Company ("AFM") in the U.S. District Court,
Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted
Company monies in his control to his own use and benefit in an amount greater than $3.3 million prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3.33 million. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1.337 million. In May 2000, Hartwick pled guilty to embezzlement and was sentenced for 2 to 15 years in the Michigan State Penitentiary. A restitution order was granted to the Company in the amount of $1.33 million.

       In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6.044 million, $3.022 million paid at closing and the balance of $3.022 million payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1.5 million of the amount paid for the AFM stock and to

Note A, continued


obtain a declaratory judgment that the balance of $3.022 million is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the Plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. Discovery has been completed, and cross motions for summary judgment are being considered by the Court. A trial date has been rescheduled for July 2001.

       In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order was amended several times and became a preliminary injunction, which remains in effect. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment was filed by the plaintiffs and was ruled upon in part in March 2000. The ruling granted plaintiffs summary judgment on several of the counts but denied summary judgment with respect to the claims against Mr. Smith for the stripping of assets from Raymark and its creditors for the reason that there was insufficient evidence of insolvency of Raymark, giving plaintiffs standing to file the claim. On March 30, 2001, the Court granted plaintiff's motion for reconsideration and ruled on summary judgment that as of May 1997 Raymark was insolvent and that defendants (Smith, et al.) as fiduciaries owed a duty to Raymark's creditors. The Court further ruled that the transfer of $8.5 million of funds, specifically earmarked for tort claims, to Smith related entities was a breach of that fiduciary duty, was a fraudulent transfer and was an unjust enrichment to the Smith family. Final judgment will be granted following hearings on remedies now underway.

Note B - Pro Forma Information


       Although the Plan became effective on April 18, 2001, for accounting purposes, the Effective Date of the Plan is considered to be April 3, 2001. The condensed consolidated financial statements for the first quarter of 2001 do not reflect any adjustments related to this event.

       The following pro forma condensed consolidated financial information of the Company illustrates the presently estimated financial effects of the implementation of the Company's Plan of Reorganization and its adoption of fresh start reporting principles as contained in the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The value of the Company as determined in the Plan of Reorganization will be allocated to the Company's net assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations." Pro forma statements of operations for the year ended December 31, 2000 and the thirteen weeks ended April 1, 2001 have been presented as if the Company had emerged from Chapter 11 bankruptcy proceedings and adopted fresh start reporting as of January 3, 2000, the first day of fiscal 2000. Pro forma balance sheet as of April 1, 2001 is presented as if the effectiveness of the Plan of Reorganization had occurred and the Company adopted fresh start reporting.

       The pro forma adjustments are based on available information and certain assumptions that the Company believes are reasonable under the circumstances. Allocations are subject to valuations as of the Effective Date based on appraisals and other studies, which are currently in process. Accordingly, the final allocations may differ from the amounts reflected herein and, as a consequence, impact reported operating results and financial condition. The estimated equity value of the Company for purposes of these pro forma statements was $165 million.

       The unaudited pro forma statements do not purport to represent what the Company's results of operations would have been if the emergence from bankruptcy had occurred as of January 3, 2000, nor are they necessarily indicative of the results for any future periods.
In addition, the results of operations do not give effect to certain non-recurring charges (increases in inventory values) resulting from the application of fresh start reporting.

                          Raytech Corporation
       Pro Forma Condensed Consolidated Balance Sheet (Unaudited)
                             April 1, 2001
                             (in thousands)




                                                    Effect of Plan of
                                                     Reorganization
                                                     and Fresh Start    Pro Forma
                                         Historic      Reporting         Results

ASSETS
Current assets
  Cash and cash equivalents            $  11,732       $  (2,500)(a)    $   9,232
  Trade accounts receivable               29,207                           29,207
  Inventories                             32,590           4,000 (b)       36,590
  Income taxes receivable                   -             32,000 (c)       32,000
  Other current assets                     7,759                            7,759
      Total current assets                81,288          33,500          114,788

Net property, plant and equipment         82,138                 (d)       82,138
Intangible assets                         19,298         (18,923)(e)          375
Deferred income taxes                    137,202        (101,011)(f)       36,191
Reorganization value in excess
  of amounts allocable to
  identifiable assets                       -             86,699 (g)       86,699
Other assets                               2,957                            2,957
Total assets                           $ 322,883       $     265        $ 323,148




Note B, continued


                           Raytech Corporation
    Pro Forma Condensed Consolidated Balance Sheet (Unaudited)(cont.)
                              April 1, 2001
                             (in thousands)





                                                    Effect of Plan of
                                                     Reorganization
                                                     and Fresh Start    Pro Forma
                                         Historic      Reporting         Results

LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt         $   12,144      $                 $  12,144
  Raymark debt                            10,709          (10,709)(h)        -
  Accounts payable                        14,220                           14,220
  Accrued liabilities                     20,854            4,000 (i)      24,854
  Deferred income taxes                     -               1,600 (f)       1,600
  Income taxes payable to PI Trust          -              32,000 (c)      32,000
      Total current liabilities           57,927           26,891          84,818

Liabilities subject to
  compromise                           7,211,433       (7,211,433)(j)        -
Long-term debt                             8,536                            8,536
Postretirement benefits
  other than pensions                     13,404              500 (k)      13,904
Pension obligations                         -              12,600 (k)      12,600
Deferred payable to the PI Trust            -              29,000 (c)      29,000
Other long-term liabilities                9,290                            9,290
Total liabilities                      7,300,590       (7,142,442)        158,148
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY
Capital stock
  Common stock                             5,651           35,879 (l)      41,530
Additional paid in capital                70,631           52,839 (l)     123,470
Accumulated deficit                   (7,047,926)       7,047,926 (m)        -
Accumulated other
  comprehensive loss                      (1,502)           1,502 (m)        -
                                      (6,973,146)       7,138,146         165,000
Less treasury shares at cost              (4,561)           4,561 (m)        -
      Total shareholders'
        (deficit) equity              (6,977,707)       7,142,707         165,000
Total liabilities and
  shareholders' (deficit) equity     $   322,883      $       265       $ 323,148

                           Raytech Corporation
  Pro Forma Condensed Consolidated Statement of Operations (Unaudited)
               for the Fiscal Year Ended December 31, 2000
                             (in thousands)

                                                    Effect of Plan of
                                                     Reorganization
                                                     and Fresh Start    Pro Forma
                                         Historic      Reporting         Results
Net sales                             $   239,532      $              $   239,532
Cost of sales                            (180,043)                       (180,043)

  Gross profit                             59,489                          59,489

Selling, general and administrative
  expenses                                (32,274)         (7,848)(e)(g)  (40,122)
  Operating profit                         27,215          (7,848)         19,367

Interest expense - Raymark                   (262)            262 (h)        -
Interest expense                           (1,956)                         (1,956)
Other income, net                           1,344                           1,344

Income before provision for asbestos
  litigation, provision for
  environmental and other claims,
  income taxes and minority interest       26,341          (7,586)         18,755

Provision for asbestos litigation,
  environmental and other claims       (7,210,250)      6,998,250 (j)    (212,000)

Loss before income taxes and
  minority interest                    (7,183,909)      6,990,664        (193,245)
Income tax benefit                        126,422         (79,875)(f)      46,547
Loss before minority interest          (7,057,487)      6,910,789        (146,698)

Minority interest                          (1,491)                         (1,491)

Net loss                              $(7,058,978)    $ 6,910,789     $  (148,189)

Basic earnings per share              $ (2,015.40)    $  2,011.83 (n) $     (3.57)

Diluted earnings per share            $ (2,015.40)    $  2,011.83 (n) $     (3.57)



                           Raytech Corporation
  Pro Forma Condensed Consolidated Statement of Operations (Unaudited)
               for the Thirteen Weeks Ended April 1, 2001
                             (in thousands)



                                                    Effect of Plan of
                                                     Reorganization
                                                     and Fresh Start    Pro Forma
                                         Historic      Reporting         Results


Net sales                               $ 55,205        $               $  55,205
Cost of sales                            (43,811)                         (43,811)

  Gross profit                            11,394                           11,394

Selling, general and
   administrative expenses                (7,742)         (1,966)(e)(g)    (9,708)
  Operating profit                         3,652          (1,966)           1,686

Interest expense                            (374)                            (374)
Interest expense - Raymark                   (70)             70 (h)          -
Other income, net                            290                              290

Income before provision
  for income taxes and
  minority interest                        3,498          (1,896)           1,602
Provision for income taxes                (1,469)            (30)(f)       (1,499)
Income before minority interest            2,029          (1,926)             103

Minority interest                           (314)                            (314)

Net income (loss)                       $  1,715        $ (1,926)       $    (211)

Basic earnings per share                $    .49        $   (.49)(n)    $     -

Diluted earnings per share              $    .48        $   (.48)(n)    $     -

Note B, continued

The explanation of the "Effect of Plan of Reorganization and Fresh Start Reporting" column of the pro forma statements is as follows:

a) Cash and cash equivalents have been adjusted to reflect the amount of cash that was paid to the unsecured creditors in accordance with the Plan.

b) Finished goods and work-in-progress inventories have been written up to their estimated net selling prices less costs to complete, cost of disposal and a reasonable profit allowance for completing and selling effort as required by fresh start reporting.

c) Income taxes receivable and income taxes payable reflect the payable to the PI Trust of current tax recoveries in accordance with the Plan. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust.

d) Property, plant and equipment has not been adjusted to reflect the estimated values of the assets under fresh start reporting as an asset appraisal is not yet available.

e) The unamortized balance of goodwill and the related amortization expense have been eliminated in accordance with fresh start reporting. Amortization expense amounted to $822 for the year ended December 31, 2000 and $201 for the quarter ended April 1, 2001.

f) Deferred tax assets and liabilities have been adjusted for the settlement of the liabilities subject to compromise and the recording of deferred taxes relating to the differences in book and tax bases of assets after applying fresh start reporting. The Company is using a statutory tax rate of 42%, which is consistent with the historic rate used at April 1, 2001.

g) Reorganization value in excess of amounts allocable to identifiable assets was established in accordance with fresh start reporting. It is estimated that the reorganization value in excess of amounts allocable to identified assets will be amortized on a straight line basis over 10 years. Amortization expense amounted to $8,670 for the year ended December 31, 2000 and $2,167 for the quarter ended April 1, 2001.

h) Raymark debt and related interest expense has been canceled to reflect the resolution of the claims on the Effective Date.

i) Accrued liabilities have been adjusted for the penalties due relating to the Raymark pension plans and the $1 million backstop commitment (see Note A).

j) Liabilities Subject to Compromise and the related expense have been adjusted to reflect the settlement of the claims for cash, shares in the reorganized company and tax recoveries in accordance with the Plan.

k) The pension and post retirement benefits other than pensions have been adjusted to include the Raymark pension and retirees' liabilities and present values of future obligations in accordance with fresh start reporting.

l) Common stock and additional paid in capital reflect adjustments for the issuance of 90% of the outstanding shares to the unsecured creditors in accordance with the Plan and the retirement of the treasury shares.

m) The accumulated deficit, accumulated other comprehensive loss and treasury shares (which have been retired) have been eliminated as required by fresh start reporting.

n) Earnings per share has been adjusted to reflect the issuance of an additional 38 million shares of common stock to the unsecured creditors in accordance with the Plan. Pro forma common shares issued and outstanding used for the earnings per share calculation were 41.530 million.

NOTE C - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying condensed unaudited consolidated historic financial statements contain all adjustments necessary to fairly present the financial position of Raytech as of April 1, 2001 and the results of operations and cash flows for the thirteen weeks ended April 1, 2001 and April 2, 2000. All adjustments are of a normal recurring nature. The year-end condensed consolidated historic balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed unaudited consolidated pro forma financial statements are more fully described in Note B. The financial statements contained herein should be read in conjunction with the financial statements and related notes filed on Form 10-K for the year ended December 31, 2000.



NOTE D - INVENTORIES

          Net, inventories consist of the following:

                              April 1, 2001   December 31, 2000

         Raw material           $  9,206         $ 10,685
         Work in process           7,578            8,165
         Finished goods           15,806           14,472

                                $ 32,590         $ 33,322

NOTE E - EARNINGS PER SHARE

                                             For the 13 Weeks Ended
                                       April 1, 2001     April 2, 2000

Basic EPS Computation

Numerator:

  Net income                           $    1,715       $     4,820

Denominator:

  Weighted average shares               3,519,313         3,480,904

Basic earnings per share               $      .49       $      1.38



Diluted EPS Computation

Numerator:

  Net income                           $    1,715        $    4,820

Denominator:

  Weighted average shares               3,519,313         3,480,904

  Dilutive potential common shares         18,133            65,335

  Adjusted weighted average shares
    and equivalents                     3,537,446         3,546,239

Diluted earnings per share             $      .48        $     1.36



Options to purchase 487,550 and 495,000 shares of common stock at $4.25 were outstanding during the thirteen weeks ended April 1, 2001 and April 2, 2000, respectively, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than average market price of the common shares.

See Notes A and B regarding the effect of the Company's plan of reorganization.

Note F - Segment Reporting


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

Information relating to operations by industry segment follows:

OPERATING SEGMENTS

                                               For the 13 Weeks Ended
                                        April 1, 2001         April 2, 2000
Wet Friction
Net sales to external
  customers                               $ 34,073              $ 44,049
Intersegment net sales (1)                   2,974                 3,137
Total net sales                           $ 37,047              $ 47,186

Operating profit (2)                      $  1,327              $  6,362

Aftermarket
Net sales to external
  customers                               $ 13,101              $ 15,017
Intersegment net sales (1)                      10                     8
Total net sales                           $ 13,111              $ 15,025

Operating profit (2)                      $  2,109              $  2,599

Dry Friction
Net sales to external
  customers                               $  8,031              $  8,409
Intersegment net sales (1)                     116                   316
Total net sales                           $  8,147              $  8,725

Operating profit (2)                      $    754              $  1,009

Corporate

Operating loss (2,3)                      $   (692)             $   (864)

Total Segments
Net sales to external
  customers                               $ 55,205              $ 67,475
Intersegment net sales (1)                   3,100                 3,461
Total net sales                           $ 58,305              $ 70,936


Consolidated operating profit (2)         $  3,498              $  9,106

(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation.
(2) The Company's management reviews the performance of its reportable segments on an operating profit basis, which consists of income before taxes and minority interest.
(3) Represents compensation and related costs for employees of the Company's corporate headquarters, professional fees, shareholder fees and public relations expenses.

Note G - Income Taxes


         The effective tax rate for the thirteen-week period ended April 1, 2001 was 42%, which is the same tax rate used in the same period in the prior year. The rate differs from the statutory federal rate principally because of state and foreign taxes.

        Total deferred tax assets and liabilities at April 1, 2001, net of the valuation allowance, amounted to $139.5 million. As discussed in Notes A and B, when the Company applies fresh start reporting, the net deferred tax asset will be adjusted accordingly.

        The Company has in process an Internal Revenue Service tax audit for the fiscal years 1996 through 1999. The IRS has proposed disallowance of $9.9 million of bankruptcy related costs from 1996 through 1998, which are included in the indemnification agreement with Raymark. The Company has deducted approximately $17.0 million of such costs through April 1, 2001 and continues to believe these costs are deductible. The ultimate resolution of the Company's liability, if any, is dependent on the interpretation of a complex set of facts and applicable legal precedents. While the Company and its advisors believe the Company's position is supported by the facts and the weight of the legal precedents, it is reasonably possible, through a different factual analysis and application of countervailing legal authority, that a final determination could be adverse to the Company. As such, the Company intends to contest the proposed disallowance and has not recorded any related provisions. Should the IRS ultimately prevail in its claim, an adjustment related to prior year tax accruals would be required.



Note H - Recently Issued Accounting Pronouncement


  Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS NO. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has completed its analysis relating to the adoption of these statements and has included the effects of this adoption in the 2001 financial statements. The impact of the adoption of SFAS No. 133 was not material.

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

Results of Operations and Liquidity and Capital Resources

     Raytech Corporation entered the first quarter of 2001 awaiting certain events which would allow the confirmed Second Amended Plan of Reorganization("Plan") to become effective. All of the requisites were fulfilled on April 18, 2001, and Raytech Corporation emerged from bankruptcy. The financial impact of this event is described in Notes A and B to the unaudited Condensed Consolidated Financial Statements.

     Raytech Corporation recorded net income for the thirteen-week period ended April 1, 2001 of $1.7 million or $.49 per basic share as compared to $4.8 million or $1.38 per basic share for the same period in the prior year. The reduced earnings were due primarily to the slow U.S. economy and the significantly lower automobile production for Raytech's original equipment manufacturing customers. As detailed below, the Wet Friction segment was hardest hit, recording lower sales of $10.2 million compared to 2000, a decline of 21.6%.

     The Aftermarket segment was also negatively affected by the poor economy, which is reflected in the reduced sales of $1.9 million compared to the same period in 2000, a reduction of 12.7%.

Net Sales

     Worldwide net sales of $55.2 million for the thirteen-week period ended April 1, 2001 were less than net sales for the same period in the prior year of $67.5 million by $12.3 million or 18.2%.

     The Wet Friction segment reported sales of $37 million in the first quarter of 2001 compared to $47.2 million for the same period in the prior year, a decline of $10.2 million or 21.6%. Approximately 50% of the reduced sales in this segment were due to lower demand from the automotive original equipment customers as the demand for new cars and light trucks was lower in the first quarter of 2001 compared with the prior year first quarter. Additionally, the production of new cars and light trucks was further affected by the apparent desire of the Big 3 U.S. automobile manufacturers to reduce inventory levels. In the North American market, light vehicle production fell approximately 20% period-over-period. In addition to the decline in automobile original equipment sales, this segment was also affected by the loss of a portion of the business of a heavy duty customer. This loss of business to foreign competition accounted for approximately $5.1 million or 50% of the sales decline period-over-period.

     The Aftermarket segment reported sales of $13.1 million for the thirteen-week period ended April 1, 2001 compared to $15.0 million for the same period in 2000, a decrease of $1.9 million or 12.7%. The sales decline was due to a variety of issues, most significantly the softness in the U.S. economy and the automobile sector in particular. Further, the competitive issues in this market segment have continued from the prior year.

     The Dry Friction segment recorded sales of $8.1 million for the first quarter of 2001 compared to $8.7 million for the same period in the prior year, a decline of $.6 million or 6.9%. The German operation, which represents over 92% of the sales of this segment, reported sales of DM16 million in the first quarter of 2001 compared to DM16.3 million in the same period in the prior year. The reduced sales for this segment is substantially due to the decline in the deutsch mark period-over-period.

Gross Profit

     Gross profit as a percentage of sales for the thirteen-week period ended April 1, 2001 was 20.6% as compared to 26.8% for the same period in the prior year, a decrease of 6.2 percentage points. The reduced gross profit is a direct result of the reduced sales volume experienced by Raytech in the first quarter of 2001 compared to 2000. The decrease in sales period-over-period was $12.3 million. The resulting decrease in gross profit is caused primarily by under absorbed overhead.

Selling, General and Administrative

     Selling, general and administrative expenses decreased 11.5% to $7.7 million, as compared to $8.7 million in the first quarter of the prior year. The decrease is attributable to lower salary expenses and employee reductions.

Interest Expense

     Interest expense, excluding Raymark interest, for the period of $.4 million is $.1 million less than the same period in the prior year amount of $.5 million, a reduction of 20%. The reduction in interest expense is due to the reduction in the interest rate on domestic bank debt period-over-period of 1%.

Operating Profits

     The following discussion of operating results by industry segment relates to information contained in Note E - Segment Reporting in the Notes to Condensed Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

     Operating profit decreased $5.6 million or 61.5% in the first quarter of 2001 to $3.5 million as compared to $9.1 million in the first quarter of 2000. The decline in operating profit, as more fully explained below, was due to the reduced sales of $12.3 million as compared to the same period in the prior year.

     The Wet Friction segment posted operating profit of $1.3 million in the first quarter of 2001 as compared to $6.4 million in 2000, a decline of $5.1 million or 80%. The decline in sales of this segment of 21.6%, or $10.2 million, and the resulting underabsorption of overhead, was the primary cause of the reduced operating profit in this segment; a more detailed discussion of sales is contained in the "Net Sales" section of this report. Raytech Corporation has taken certain steps to address the decreased operating profit in this segment, including reductions in both the hourly and salaried work force, wage and new hire containment programs and a stronger focus on reducing material costs.

     The cost containment programs outlined above are in place in all segments of Raytech.

     The Aftermarket segment recorded an operating profit in the first quarter of $2.1 million, which was less than the prior year amount of $2.6 million by $.5 million or 19.2%. The reduced operating profit reflects the impact of the lower sales, compared period to period of $1.9 million.

     The Dry Friction segment recorded operating profit of $.8 million compared to $1.0 million in the same period in the prior year, a reduction of $.2 million or 20%. The operating profit decline is due substantially to negative currency translations.

Income Taxes

      The effective tax rate for the thirteen-week period ended April 1, 2001 was 42%, which is the same tax rate used in the same period in the prior year. The rate differs from the statutory federal rate principally because of state and foreign taxes.

     Total deferred tax assets and liabilities at April 1, 2001, net of the valuation allowance, amounted to $139.5 million. As discussed in Notes A and B, when the Company applies fresh start reporting, the net deferred tax asset will be adjusted accordingly.

     The Company has in process an Internal Revenue Service tax audit for the fiscal years 1996 through 1999. The IRS has proposed disallowance of $9.9 million of bankruptcy related costs from 1996 through 1998, which are included in the indemnification agreement with Raymark. The Company has deducted approximately $17.0 million of such costs through April 1, 2001 and continues to believe these costs are deductible. The ultimate resolution of the Company's liability, if any, is dependent on the interpretation of a complex set of facts and applicable legal precedents. While the Company and its advisors believe the Company's position is supported by the facts and the weight of the legal precedents, it is reasonably possible, through a different factual analysis and application of countervailing legal authority, that a final determination could be adverse to the Company. As such, the Company intends to contest the proposed disallowance and has not recorded any related provisions. Should the IRS ultimately prevail in its claim, an adjustment related to prior year tax accruals would be required.

Outlook

     The statements continued in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

     The reduced sales in the first quarter of 2001 in the automotive equipment market are expected to continue through the remainder of the 2001 year. Additionally, the Company expects to continue to face an increasingly competitive automotive environment and a steady state for the demand in certain agricultural machine products. Our major customers in the automotive industry face an increased competitive automotive environment which is likely to continue to limit Raytech's pricing flexibility in the near term. Although there are indications the Asian economies have begun to stabilize, the Asian economic difficulties could have an unfavorable effect on overall economic conditions in the U.S. and Canada, where our major customers' sales are concentrated.

     With regard to the Company's agricultural equipment operations, worldwide farm commodity prices remain at low levels. In spite of these conditions, it is expected that retail demand for agricultural equipment in 2001 will be at 2000 levels. However, the Company expects demand for certain heavy duty products will be reduced through the remainder of 2001 based on a review of its current order bank. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for 2001 to ensure the Company's production meets demand.

     The Aftermarket segment has been negatively affected by the slowing U.S. economy, which is reflected in the first quarter 2001 sales results. The competitive pressures in this industry segment are extreme as companies attempt to gain market share. This market is expected to remain below 2000 levels for the remainder of the year.

     The Dry Friction segment continues to operate in a sluggish European environment with unemployment remaining at high levels and economic growth improving only marginally. Sales are expected to be near 2000 levels in terms of functional currency, with lower sales reported due to unfavorable translation adjustments into U.S. dollars. The development of new market opportunities in Asia is supported through the new production facility in China. The overall Asian economy continues to be negatively affected by the weakened economies of Japan and other Asian countries.

     The Company's outlook for 2001 anticipates reduced sales with lower operating income compared to 2000 results. Maintaining market share in the automotive original equipment market and the continued introduction of new products for aftermarket distribution are expected to be the drivers for performance. Further, it is anticipated that the dry friction operation in China will improve the performance of that segment.

Financial Risks

     The Company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

     The rates of interest on the various debt agreements range from 2.5% to 10.75%. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure which could be created by increases in rates is not considered significant by management.

Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled $11.7 million at April 1, 2001 compared to $13.9 million at December 31, 2000.
Capital investment for the three-month period totaled $2.7 million. The level of capital investment is consistent with planned expenditures in both periods.

     As discussed in Note A, the Company was required to pay the unsecured creditors $2.5 million on April 18, 2001 as part of the terms of the Plan. In addition, settlement of the Raymark claims resulted in forgiveness of the Raymark debt of $10.7 million on April 18, 2001.

     The Company uses collateralized lines of credit and term loans for funding purposes in the United States. As of April 1, 2001, the outstanding balances from domestic available lines of credit are $4.2 million, with $8.5 million available in additional borrowings. The outstanding balance on the term-loan at April 1, 2001 is $4.5 million. The Company's foreign subsidiaries have outstanding balances from available lines of credit amounting to $3.5 million with available unused lines of credit amounting to $.6 million, which expire upon demand. The outstanding balance on the term notes at April 1, 2001 total $5.1 million. The Company believes that cash provided by operations will provide sufficient liquidity to meet its funding requirements.

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


Future Liquidity

     See Part II - Item 1 Legal Proceedings.

     The future liquidity will be affected by the Second Amended Plan of Reorganization ("Plan") and certain liabilities recorded during 2000, which are classified as "Liabilities Subject to Compromise." Included in these liabilities are certain amounts relating to environmental and asbestos personal injury claims that were extinguished upon the transfer of Raytech stock to the claimants in April 2001, as fully discussed in Note A to the unaudited Condensed Consolidated Financial Statements. Also included in the liabilities subject to compromise are $16 million for the Raymark pension and $2.5 for certain other Raymark retiree benefits. These liabilities will remain as obligations of Raytech.

     The Plan also sets forth a Tax Refund Assignment Agreement between the Company and the Personal Injury Trust, which provides for the tax benefits received by the Company due to the reorganization to be passed onto the Personal Injury Trust as received, subject to a holdback provision. The Plan also required that an amount of cash, which was determined at the Effective Date to be $2.5 million, be transferred to the unsecured creditors.

     Management believes that the Company will generate sufficient cash flow during 2001 to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments and all obligations of the Plan.

Recently Issued Accounting Pronouncement

     Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS NO. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has completed its analysis relating to the adoption of these statements and has included the effects of this adoption in the 2001 financial statements. The impact of the adoption of SFAS No. 133 was not material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See Item 2.

                   PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


       Raytech Corporation ("Raytech" or the "Company") was incorporated in June, 1986 in Delaware and held as a subsidiary of Raymark Corporation ("Raymark"). In October 1986, Raytech became the publicly traded (NYSE) holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders whereby each share of common stock of Raymark was automatically converted into a share of Raytech common stock. In May 1988, Raytech divested all of the Raymark stock.

       In accordance with the restructuring plan, Raytech, through its subsidiaries, purchased certain non-asbestos businesses of Raymark in 1987, including the Wet Clutch and Brake Division and Raybestos Industrie-Produkte GmbH, a German subsidiary. Representing part of the consideration of the transactions, Raymark agreed to indemnify Raytech for Raymark's liabilities, including asbestos, environmental, pension and others. Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in numerous asbestos-related lawsuits as a successor in liability to Raymark.

       In an asbestos-related personal injury case captioned Raymond
A. Schmoll v. ACandS, Inc., et al. decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extended beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case cited below wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

       As the result of the inability of Raymark to fund Raytech's cost of defense under the indemnity and to halt the asbestos-related litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. Under Chapter 11, substantially all litigation against Raytech was stayed while the debtor corporation and its non-filing operating subsidiaries continued to operate their businesses in the ordinary course.

       In June 1989 Raytech filed a class action in the Bankruptcy Court captioned Raytech v. Earl White, et al. against all present and future asbestos claimants seeking a declaratory judgment that it not be held liable as a successor for the asbestos-related liabilities of Raymark. The U.S. District Court withdrew its reference of the case to the Bankruptcy Court, and agreed to hear and decide the case. In September 1991, the U.S. District Court issued a ruling dismissing the class action citing as a reason the preclusive effect of the 1988 Schmoll case recited above under the doctrine of collateral estoppel (conclusiveness of judgment in a prior action), in which Raytech was ruled to be a successor to Raymark's asbestos liability under Oregon law. Upon a motion for reconsideration, the U.S. District Court affirmed its prior ruling in February 1992. Also, in February 1992, the U.S. District Court transferred the case to the U.S. District Court for the Eastern District of Pennsylvania. In February 1994, the U.S. District Court's dismissal of the case was appealed, and in May 1995, the Third Circuit Court of Appeals ruled that Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability as ruled in the 1988 Oregon case recited above, affirming the U.S. District Court's ruling of dismissal. A petition for a writ of certiorari was denied by the U.S. Supreme Court in October 1995. The ruling left the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

       As a result of the Court rulings recited above, in October, 1998 Raytech reached a tentative settlement with its creditors and entered into a Memorandum of Understanding with respect to achieving a consensual plan of reorganization (the "Plan"). Substantive economic terms of the Memorandum of Understanding provided for all general unsecured creditors including but not limited to all asbestos and environmental claimants to receive 90% of the equity in reorganized Raytech and any and all refunds of taxes paid or net reductions in taxes owing resulting from the transfer of equity to an asbestos personal injury trust (the "PI Trust") established under the Bankruptcy Code, and existing equity holders in Raytech to retain 10% of the equity in reorganized Raytech. The Memorandum of Understanding also required that an amount of cash estimated at $2.5 million would be transferred to the unsecured creditors.

       In order to comply with the mandatory estimation of all claims against the debtor in the confirmation process, Raytech, the creditors' committee and the Government agreed on the estimate of the asbestos and Government claims, and accordingly, a motion was filed in the Bankruptcy Court for an allowance of asbestos claims of $6.760 billion and Government claims of $431.8 million for purposes of voting and distribution under the terms of the Plan. In March 2000, the Bankruptcy Court entered an interim order allowing such amounts as general unsecured claims subject to an objection period through June 2000 and the completion of the initial vote of the Plan of confirmation in July 2000. As a result of the resolution of the objections raised with only a slight modification to the Plan and the overwhelming favorable response to the initial vote, management was substantially certain that the Plan would be confirmed and that the estimate of the $7.2 billion of allowed claims would be finally approved by the Bankruptcy Court. Accordingly, Raytech recorded a charge and related liability in the financial statements in the amount of $7.2 billion for the estimated amount of allowed claims in the second quarter of 2000. Such estimations were recorded as liabilities subject to compromise since it was expected that the distributions under the Plan with respect to such claims would be lesser amounts consisting of a 90% equity distribution in reorganized Raytech at the effective date pursuant to the Plan.

       In 1999, the Bankruptcy Court ("Court") issued rulings on adversary actions brought by Raymark retirees and pensioners seeking rights as claimants for benefits from Raytech on the basis of successor liability. As to the pensioners, the Court ruled that Raytech has the liability as a successor to Raymark. The decision was appealed, and the U.S. District Court affirmed the ruling. The resulting recorded charge and related liability, estimated at $16 million, was recorded in the second quarter of 2000 and is no longer subject to compromise due to the appellate decision. As to the retirees, the Court ruled that the Raymark Trustee's termination of the retirees benefit plans was justified and thus the post-termination liability thereafter could not be transferred to Raytech. In response to the bar date set for filing claims in 1999, approximately 700 retirees filed claims. A charge for the estimated amount of allowed claims of $2.5 million was recorded in the fourth quarter of 2000.

       On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. The Plan contained several conditions to the occurrence of the effective date of the Plan ("Effective Date").
All conditions under the confirmation of the Plan were subsequently met, and the Effective Date occurred on April 18, 2001, resulting in Raytech emerging from bankruptcy at that date. On the Effective
Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. The Company's Certificate of
Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash was paid to the allowed unsecured creditors and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes only resulting from the transfer of equity to the PI Trust. Settlement of the Raymark claims resulted in forgiveness of the Raymark debt of $10.7 million in full and a commitment of Raytech to backstop the Raymark Trustee and related professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. Also, on the Effective Date, the Board of Directors was increased to nine with one appointed by the equity committee and the remaining directors appointed by the unsecured creditors' committee.

       As of the Effective Date of the Plan, the Company has adopted fresh-start reporting principles in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, the reorganization value of the Company will be allocated to the Company's assets, and the assets and liabilities will be stated at their fair values. The excess of the reorganization value over the specifically identifiable assets will be reported as an intangible asset to be amortized over future periods. Based on preliminary appraisals, the equity value of the Company immediately prior to the Effective Date has been estimated at $165 million. The discharge of the liabilities subject to compromise will be reported as an extraordinary item in the Company's second quarter Statement of Operations. See Note B for further discussion.

       In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"), and in April 2000, the EPA issued a subpoena for information to determine compliance with federal environmental regulations and in July 2000 proposed a consent order of environmental response that was rejected by RPC. In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC is preparing a plan for implementing and carrying out the cleanup Order. Based on preliminary assessments, the Company has estimated that the cost to comply with the Order will be in the range of $3 million to $6 million and has a liability in the amount of $3 million recorded at April 1, 2001. It is at least reasonably possible that the preliminary assessment of estimated costs to comply with the Order may be modified as the project progresses. A receivable from Reliance Insurance Company will be recorded when the Company has determined that it is probable that such recovery will be realized. Insurance funds in the amount of $.5 million were received in April 2001, but issues concerning certain aspects of the insurance coverage continue.

       In January 1997, Raytech was named through a subsidiary in a third party complaint captioned Martin Dembinski, et al. vs. Farrell Lines, Inc., et al. vs. American Stevedoring, Ltd., et al. filed in the U.S. District Court for the Southern District of New York for damages for asbestos-related disease and subsequently removed to the U.S. District Court, Eastern District of Pennsylvania. This case will be transferred to the PI Trust pursuant to the Plan.

       In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of Advanced
Friction Materials Company ("AFM") in the U.S. District Court,
Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted
Company monies in his control to his own use and benefit in an amount greater than $3.3 million prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3.33 million. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1.337 million. In May 2000, Hartwick pled guilty to embezzlement and was sentenced for 2 to 15 years in the Michigan State Penitentiary. A restitution order was granted to the Company in the amount of $1.33 million.

       In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6.044 million, $3.022 million paid at closing and the balance of $3.022 million payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1.5 million of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3.022 million is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the Plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. Discovery has been completed, and cross motions for summary judgment are being considered by the Court. A trial date has been rescheduled for July 2001.

       In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order was amended several times and became a preliminary injunction, which remains in effect. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment was filed by the plaintiffs and was ruled upon in part in March 2000. The ruling granted plaintiffs summary judgment on several of the counts but denied summary judgment with respect to the claims against Mr. Smith for the stripping of assets from Raymark and its creditors for the reason that there was insufficient evidence of insolvency of Raymark, giving plaintiffs standing to file the claim. On March 30, 2001, the Court granted plaintiff's motion for reconsideration and ruled on summary judgment that as of May 1997 Raymark was insolvent and that defendants (Smith, et al.) as fiduciaries owed a duty to Raymark's creditors. The Court further ruled that the transfer of $8.5 million of funds, specifically earmarked for tort claims, to Smith related entities was a breach of that fiduciary duty, was a fraudulent transfer and was an unjust enrichment to the Smith family. Final judgment will be granted following hearings on remedies now underway.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             3(a)  Amended and Restated Certificate of
                   Incorporation of Raytech

             3(b)  Amended and Restated By-Laws of Raytech

        (b)  REPORTS ON 8-K

             None filed during the 1st quarter ended April 1, 2001. Filed on April 18, 2001

            Item 3. Bankruptcy or Receivership

             As previously reported, on March 10, 1989, Raytech Corporation (the "Company") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court"). Since the petition date, the Company has operated its business as debtor in possession in accordance with the provisions of the Bankruptcy Code.

             On August 31, 2000, the Bankruptcy Court entered an Order Confirming Raytech Corporation's Second Amended Plan of Reorganization (the "Confirmation Order"), which confirmed the Company's Second Amended Plan of Reorganization (the "Plan"). The effective date of the Plan was delayed pending the satisfaction of certain conditions precedent. On April 18, 2001, all pending conditions were met, and the Plan became effective, resulting in the Company emerging from bankruptcy.

             The Plan was proposed jointly by the Company, the Official Committee of Unsecured Creditors, the Guardian ad litem for Future Claimants, the Connecticut Department of Environmental Protection and the United States Environmental Protection Agency (the "Governments") and the Official Committee of Equity Holders in an agreement signed in October 1998 providing for the basic terms of a consensual plan of reorganization.

             As previously disclosed, Orders of various courts have held the Company liable as a successor to Raymark Industries, Inc. for asbestos-related personal injury claims ("API Claims"), environmental claims of the Governments ("Environmental Claims"), and pension and retiree claims amounting to an estimated $7.2 billion
             in total liabilities.

             The Plan is based on a settlement providing for an exchange of allowed API Claims and allowed Environmental Claims for 90% of the common stock of the Company, as well as certain other consideration, with existing equity holders in the Company retaining 10% of the common stock in the Company. The additional stock has been listed on the New York Stock Exchange and issued in accordance with the Plan. Also, in accordance with the Plan, all present and future API Claims are assumed and will be resolved by an independently administered claims trust (the "PI Trust"). A channeling injunction has been ordered by the Bankruptcy Court pursuant to
             Section 524(g) of the Bankruptcy Code, which permanently and forever stays, enjoins and restrains any asbestos-related claims against the Company, thereby channeling such claims to the PI Trust for resolution.

             The Plan provides for the classification and treatment of all claims and equity interests, and as of the Effective Date, April 18, 2001, the rights afforded and the treatment of all claims and equity interests in the Plan shall be in exchange for, and in complete satisfaction, discharge and release of, all such claims and equity interests.

             As of March 31, 2001, 3,519 million shares of the Company's common stock were issued and outstanding. On April 18, 2001, the Company issued 38.001 million shares of the reorganized Company under the terms of the confirmed Plan. Of the total shares issued,
             34.758 million shares were issued to the PI Trust,
             2.531 million shares were issued to the Governments, and the remaining shares were issued to several other allowed claimants. The total shares of the Company issued and outstanding as of April 18, 2001 is 41,529 million.

             As a result of the effectiveness of the Plan, the Company has adopted fresh-start reporting principles in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, the reorganization value of the Company will be allocated to the Company's assets and liabilities and will be stated at their present values. The excess of the reorganization value over the specifically identifiable assets will be reported as an intangible asset to be amortized over future periods. Based on preliminary appraisals, the reorganization value of the Company immediately prior to the effective date has been estimated at $150 million. The discharge of the liabilities subject to compromise will be reported as an extraordinary item in the Company's future filings.

             As indicated above, pursuant to the Plan, the liabilities subject to compromise of approximately $7.1 billion, net of taxes, previously recorded by the Company were settled through the exchange of the Company's common stock. Accordingly, these liabilities have been eliminated and the Company will recognize an extraordinary gain of $7.0 billion, before taxes, in its second quarter ending July 1, 2001. As a result of adopting fresh-start reporting, the Company's total stockholders' equity will be approximately $220 million.

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

Date: May 14, 2001