Form 10-Q
period 2001-07-01
RAYTECH CORP
filed 2001-08-15
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended July 1, 2001, or

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X              No

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  Yes   X              No

As of August 13, 2001, 41,536,444 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                             Page 1 of 49


                         RAYTECH CORPORATION

                                INDEX

                                                        Page Number

PART I.  FINANCIAL INFORMATION:

Item 1.  Condensed Consolidated Balance
         Sheets at July 1, 2001 (Unaudited)
         and December 31, 2000                              3

         Condensed Unaudited Consolidated Statements
         of Operations for April 2, 2001, the period
         from April 3, 2001 to July 1, 2001 and the
         period from April 3, 2000 to July 2, 2000          5

         Condensed Unaudited Consolidated Statements of Operations for the period from January 1, 2001 to April 2, 2001, the period from April 3, 2001
         to July 1, 2001 and the period from January 3,
         2000 to July 2, 2000                               6

         Condensed Unaudited Consolidated Statements
         of Cash Flows for the period from January 1, 2001
         to April 2, 2001, the period from April 3, 2001
         to July 1, 2001 and the period from January 3,
         2000 to July 2, 2000                               7

         Condensed Unaudited Consolidated Statements of
         Changes in Shareholders' Equity for the period
         from January 1, 2001 to April 2, 2001, the
         period from April 3, 2001 to July 1, 2001 and
         the period from January 3, 2000 to July 2, 2000    8

         Notes to Condensed Unaudited Consolidated
         Financial Statements                               9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     31

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                 41

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                 42

Item 2.  Changes in Securities and Use of Proceeds         46

Item 4.  Submission of Matters to a Vote of
         Security Holders                                  47

Item 6.  Exhibits and Reports on Form 8-K                  48

         Signature                                         49


RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

                                                               Successor   Predecessor
                                                                Company      Company
                                                             July 1, 2001    Dec. 31,
At                                                             (Unaudited)      2000
ASSETS
Current assets
  Cash and cash equivalents                                  $  15,294      $  13,917
  Trade accounts receivable, net                                28,009         24,487
  Inventories                                                   30,731         33,322
  Income taxes receivable                                       36,125            -
  Other current assets                                           5,194          6,459
      Total current assets                                     115,353         78,185
Property, plant and equipment                                  114,497        189,659
  Less accumulated depreciation                                 (3,395)      (106,954)
      Net property, plant and equipment                        111,102         82,705
Intangible assets, net                                          69,995         19,499
Deferred income taxes                                            6,757        137,147
Other assets                                                     2,641          2,780
Total assets                                                 $ 305,848      $ 320,316

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(cont.)

                                                              Successor    Predecessor
                                                               Company       Company
                                                            July 1, 2001     Dec. 31,
At                                                            (Unaudited)       2000
LIABILITIES
Current liabilities
  Notes payable                                              $   8,438    $    10,308
  Current portion of long-term debt - Raymark                      -           10,631
  Current portion of long-term debt                              3,155            -
  Current portion of pension obligation                          9,104            236
  Accounts payable                                              14,596         13,070
  Accrued liabilities                                           17,408         22,538
  Payable to the PI Trust                                       36,125            -
      Total current liabilities                                 88,826         56,783
Liabilities subject to compromise                                  -        7,211,433
Long-term debt                                                   8,153          9,053
Pension obligations                                              5,320          1,714
Postretirement benefits other than pensions                     12,597         13,150
Deferred payable to the PI Trust                                28,065            -
Other long-term liabilities                                      7,581          7,321
Total liabilities                                              150,542      7,299,454
Commitments and Contingencies

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
  Cumulative preferred stock, no par value
    5,000,000 (Successor Company), 800,000 (Predecessor
    Company) shares authorized, none issued and
    outstanding                                                    -               -
  Common stock (Successor Company), par value $1.00,
    50,000,000 shares authorized, 41,536,444 issued and
    outstanding                                                 41,536            -
  Common stock (Predecessor Company), par value $1.00,
    7,500,000 shares authorized, 5,651,372 issued and
    outstanding                                                    -            5,651
Additional paid in capital                                     116,835         70,631
Accumulated deficit                                             (2,395)    (7,049,641)
Accumulated other comprehensive loss                              (670)        (1,218)
                                                               155,306     (6,974,577)
Less treasury shares at cost                                       -           (4,561)
      Total shareholders' equity (deficit)                     155,306     (6,979,138)
Total liabilities and shareholders' equity (deficit)        $  305,848    $   320,316

The accompanying notes are an integral part of these statements.

                       RAYTECH CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share data)
                           (unaudited)




                                                                   Predecessor Company
                                          Successor Company         for    For the Period
                                           for the Period         April 2,  April 3, 2000
                                           April 3, 2001 to         2001      to July 2,
                                             July 1, 2001       (See Note B)     2000

Net Sales                                    $  50,561         $      -       $ 61,122
Cost of sales                                  (45,998)               -        (46,298)

       Gross profit                              4,563                -         14,824

Selling and administrative expenses             (7,484)                -        (8,157)

       Operating (loss) profit                  (2,921)               -          6,667

Interest expense                                  (310)               -           (471)
Interest expense - Raymark                         -                  -            (70)
Reorganization items                              (385)             94,834         -
Other income, net                                  289                             318
(Loss) income before provision for asbestos
  litigation, provision for environ-
  mental and other claims, income taxes
  minority interest and extraordinary items     (3,327)             94,834       6,444
Provision for environmental and other claims       -                  -       (447,750)
Provision for asbestos litigation                  -                  -     (6,760,000)
(Loss) income before income taxes, minority
  interest and extraordinary items              (3,327)             94,834  (7,201,306)
Income tax benefit (provision)                   1,238             (29,126)    137,761
(Loss) income before minority
  interest and extraordinary items              (2,089)             65,708  (7,063,545)

Minority interest                                 (306)                -          (283)

(Loss) income before extraordinary items        (2,395)             65,708  (7,063,828)
Extraordinary items, net of tax of $131,066        -             6,927,834         -
Net (loss) income                             $ (2,395)        $ 6,993,542 $(7,063,828)

Basic loss per share                          $   (.06)             (a)    $ (2,023.70)

Diluted loss per share                        $   (.06)             (a)    $ (2,023.70)

(a) Earnings per share is not meaningful for the one-day results.

The accompanying notes are an integral part of these statements.

                    RAYTECH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share data)
                               (unaudited)

                                                                   Predecessor Company
                                                             For the Period
                                         Successor Company   January 1, 2001 For the Period
                                           for the Period      to April 2,    Jan. 3, 2000
                                           April 3, 2001 to        2001        to July 2,
                                            July 1, 2001      (See Note B)        2000
Net Sales                                   $  50,561           $ 55,205    $    128,597
Cost of sales                                 (45,998)           (43,811)        (95,664)

       Gross profit                             4,563             11,394          32,933

Selling and administrative expenses            (7,484)             (7,742)       (16,891)

       Operating (loss)                        (2,921)             3,652          16,042

Interest expense                                 (310)              (374)           (980)
Interest expense - Raymark                        -                  (70)           (140)
Reorganization items                             (385)            94,834
Other income, net                                 289                290             628
(Loss) income before provision for asbestos
  litigation, provision for environ-
  mental and other claims, income taxes,
  minority interest and extraordinary items    (3,327)            98,332          15,550
Provision for environmental and other claims      -                  -          (447,750)
Provision for asbestos litigation                 -                  -        (6,760,000)
(Loss) income before income taxes, minority
  interest and extraordinary items items       (3,327)            98,332      (7,192,200)
Income tax benefit (provision)                  1,238            (30,595)        133,936
(Loss) income before minority
  interest and extraordinary items             (2,089)            67,737      (7,058,264)

Minority interest                                (306)              (314)           (744)

(Loss) income before extraordinary items       (2,395)            67,423      (7,059,008)
Extraordinary items, net of tax of $131,066       -            6,927,834             -
Net (loss) income                           $  (2,395)        $6,995,257     $(7,059,008)

Basic (loss) earnings per share             $    (.06)        $ 1,778.85     $ (2,025.12)

Diluted (loss) earnings per share           $    (.06)        $ 1,772.58     $ (2,025.12)

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)


                                                                   Predecessor Company
                                          Successor Company  For the Period  For the Period
                                           for the Period    January 1, 2001  Jan. 3, 2000
                                           April 3, 2001 to    to April 2,    to July 2,
                                             July 1, 2001           2001         2000

Cash flows from operating activities:
  Net (loss) income                          $  (2,395)       $ 6,995,257     $(7,059,008)
    Adjustments to reconcile net (loss)
      income to net cash provided
      by operations:
    Deferred income tax                             (3)            29,144        (140,470)
    Depreciation and amortization                3,951              3,382           6,385
    Reorganization items:
      Fresh-start adjustments                      -              (94,834)             -
    Extraordinary items                            -           (6,927,834)             -
    Provision for asbestos litigation,
      environmental and other claims               -                  -         7,207,750
    Income applicable to minority interest,
      net of dividends                             306                314             744
    Changes in operating assets and
      liabilities and other items                5,823             (5,418)            325
    Net cash provided by
      operating activities                       7,682                 11          15,726

Cash flow from investing activities:
  Capital expenditures                          (3,370)            (2,717)         (6,831)
  Proceeds on sales of property,
    plant and equipment                             35                 10              84
    Net cash used in investing activities       (3,335)            (2,707)         (6,747)

Cash flow from financing activities:
  Cash overdraft                                   -                 (371)           (993)
  Net (payments) borrowings under line of
      credit agreement                            (381)             1,544             -
  Net proceeds (payments) on short-term
     borrowings                                    (27)               569          (4,822)
  Principal payments on long-term borrowings      (372)              (482)           (186)
  Proceeds from long-term borrowings                36                 32             403
  Net payments on borrowings from Raymark          -                 (703)         (3,404)
  Proceeds from exercise of stock options           19                -               105
    Net cash (used in) provided by
      financing activities                        (725)               589          (8,897)

Effect of exchange rate changes on cash            (60)               (78)            (40)

Net change in cash and cash equivalents          3,562             (2,185)             42

Cash and cash equivalents at
  beginning of period                           11,732             13,917          10,746
Cash and cash equivalents at end of period    $ 15,294            $11,732        $ 10,788

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (in thousands, except shares)
                               (unaudited)


PREDECESSOR COMPANY:

                                                Retained     Accumulated  Treasury Shares
                                   Additional   Earnings       Other         At Cost
                            Common   Paid in  (Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit)       Loss         Shares)     Total
Balance,
 January 2, 2000          $ 5,613  $ 70,564     $ 9,337      $  (165)      $(4,561)     $80,788

Comprehensive loss:
  Net loss                                   (7,059,008)                             (7,059,008)
  Changes during
   the period                                                   (540)                      (540)

Total comprehensive loss                     (7,059,008)        (540)                (7,059,548)
Stock options exercised
  (38,409 shares)              38        67                                                 105

Balance,
  July 2, 2000            $ 5,651  $ 70,631 $(7,049,671)     $  (705)      $(4,561) $(6,978,655)


Balance,
 December 31, 2000        $ 5,651  $ 70,631  $(7,049,641)    $ (1,218)     $(4,561) $(6,979,138)

Comprehensive income:
  Net income                                   6,995,257                              6,995,257
  Changes during
   the period                                                    (284)                     (284)

Total comprehensive
  income                                       6,995,257         (284)                6,994,973
Reorganization             35,878    46,192       54,384        1,502        4,561      142,517

Balance,
 April 2, 2001            $41,529  $116,823   $      -       $    -        $   -     $  158,352


SUCCESSOR COMPANY:

Balance,
  April 2, 2001           $41,529  $116,823   $      -       $    -        $   -     $  158,352

Comprehensive income:
  Net loss                                        (2,395)                                (2,395)
  Changes during
   the period                                                    (670)                     (670)

Total comprehensive
  income                                          (2,395)        (670)                   (3,065)
Stock options exercised
  (6,596)                       7        12                                                  19

Balance,
 July 1, 2001            $ 41,536  $116,835   $   (2,395)     $  (670)    $    -      $ 155,306

The accompanying notes are an integral part of these statements.


                       RAYTECH CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (dollars in thousands, unless otherwise noted,
                  except share and per share data)
                            (Unaudited)


NOTE A - Formation of Raytech Corporation, Sale of Raymark,
         Chapter 11 Proceeding
       Raytech Corporation ("Raytech" or the "Company") was incorporated in June, 1986 in Delaware and held as a subsidiary of Raymark Corporation ("Raymark"). In October 1986, Raytech became the publicly traded (NYSE) holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders whereby each share of common stock of Raymark was automatically converted into a share of Raytech common stock. In May 1988, Raytech divested all of the Raymark stock.

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

     After several Court rulings, including the U.S. Supreme Court, the Schmoll case, as affirmed by the Ninth Circuit Court of Appeals, remained as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

     As a result of the Court rulings recited above, in October, 1998 Raytech reached a tentative settlement with its creditors for a consensual plan of reorganization (the "Plan"), providing for all general unsecured creditors including all asbestos and environmental claimants to receive 90% of the equity in Raytech in exchange for their claims and any and all refunds of taxes resulting from the transfer of equity to an asbestos personal injury trust (the "PI Trust") established under the Bankruptcy Code, and existing equity holders in Raytech to retain 10% of the equity in Raytech.

     As a result of the final estimation of claims, Raytech recorded asbestos claims of $6.76 billion, Government claims of $431.8 million, pension liability claims of $16 million and retiree benefit claims of $2.5 million during 2000. The total estimated amount of allowed claims was $7.2 billion.

     On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. All conditions under the confirmation of the Plan were subsequently met, and the Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. On the Effective Date, the Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash is payable to the allowed claimants and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes resulting from the implementation of the Plan. The shares issued are exempt from registration pursuant to the Bankruptcy Code; however, shares issued to the PI Trust have restrictions on resale as a result of the high percentage of ownership in Raytech. In addition, Raytech has recorded the liability for the Raymark pension plan and the Raymark retiree benefit claims though the outcome of these claims is still subject to final Court decision. Settlement of the Raymark claims resulted in cancellation in full of the

Raymark debt and accrued interest of $12.0 million and a commitment of Raytech to backstop the Raymark Trustee and related professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. Also, on the Effective Date, the Board of Directors was increased to nine with one appointed by the equity committee and the remaining directors appointed by the unsecured creditors' committee.

     NOTE B - Condensed Consolidated Financial Statements

     These condensed unaudited consolidated financial statements (successor and predecessor company) have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech as of July 1, 2001 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature except for those relating to reorganization and fresh-start adjustments (see Note C). The Effective Date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes, the Company has accounted for the reorganization and fresh-start adjustments on April 2, 2001, which is the first day after the Company's first quarter for fiscal 2001. All financial information prior to that date is presented as pertaining to the Predecessor
Company while all financial information after that date is presented as pertaining to the Successor Company. April 2, 2001 is the only day subsequent to the Company's first quarter that relates to the Predecessor Company, and the remaining days in the period from April 3, 2001 to July 1, 2001 relate to the Successor Company. Consequently, after giving effect to the reorganization and fresh-start adjustments, the financial statements of the Successor Company are not comparable to those of the Predecessor Company. For financial reporting purposes, the results of the Predecessor Company and the Successor Company cannot be combined. Accordingly, the Statements of Operations include the results of the reorganization and fresh-start adjustments for the one day, April 2, 2001, and for the period January 1, 2001 to April 2, 2001 as Predecessor Company information. The year-end condensed consolidated historic balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended December 31, 2000. Interim results are not necessarily indicative of the results for the full year.

     Certain amounts for prior periods have been reclassified to conform with current year presentation.

NOTE C - Fresh-Start Reporting


     The Effective Date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes it is considered to be the close of business on April 2, 2001. As of April 2, 2001, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with fresh-start reporting, all assets and liabilities are recorded at their respective fair market values. The fair value of substantially all of the Company's property, plant and equipment and identifiable intangible assets were determined by independent third-party appraisers.

     The reorganization value of the Successor Company was determined based on the equity value (which represents enterprise value less debt) of the Successor Company plus the Successor Company's outstanding liabilities. The reorganization value is approximately $313 million, which was approximately $31 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less liabilities. Such excess is classified as goodwill in the accompanying Condensed Consolidated Balance Sheet and is being accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note M).

     To facilitate the calculation of the equity value of the Successor Company, the Company developed a set of financial projections. Based on these financial projections, the equity value was determined by the Company, with the assistance of a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and
(iii) a calculation of the present value of the future cash flows under the projections. The estimated equity value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The total equity value as of the Effective Date was determined to be approximately $158 million.

     The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to the Company's Condensed
Consolidated Balance Sheet as of April 2, 2001:

                           Adjustments to Record
                Effectiveness of the Plan of Reorganization
                              (in thousands)




                                Predecessor                                 Reorganized
                               Balance Sheet  Reorganization  Fresh-Start  Balance Sheet
                               April 2, 2001    Adjustments   Adjustments  April 2, 2001

ASSETS
Current assets
  Cash and cash equivalents      $  11,732      $  (2,500)(a)  $             $   9,232
  Trade accounts receivable         29,207                                      29,207
  Inventories                       32,590                         5,923 (b)    38,513
  Income taxes receivable              -           36,125 (c)                   36,125
  Other current assets               7,759          2,500 (a)     (1,997)(f)     8,262
      Total current assets          81,288         36,125          3,926       121,339

Net property, plant and
  equipment                         82,138                        30,168 (d)   112,306
Goodwill                            18,923                        11,937 (e)    30,860
Other intangible assets                375                        39,316 (g)    39,691
Deferred income taxes              137,202       (103,001)(f)(c) (27,441)(f)     6,760
Other assets                         2,957                                       2,957
Total assets                     $ 322,883     $  (66,876)     $  57,906     $ 313,913

                           Adjustments to Record
                Effectiveness of the Plan of Reorganization
                              (in thousands)





                                Predecessor                                 Reorganized
                               Balance Sheet  Reorganization  Fresh-Start  Balance Sheet
                               April 2, 2001    Adjustments   Adjustments  April 2, 2001

LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt  $      12,144  $                $            $ 12,144
  Raymark debt                        10,709      (10,709)(h)                    -
  Current portion of pension
    obligations                          353        8,500 (j)       134 (k)    8,987
  Accounts payable                    14,220        2,500 (a)                 16,720
  Accrued liabilities                 20,501         (275)(i)                 20,226
  Payable to PI Trust                    -         36,125 (c)                 36,125
    Total current liabilities         57,927       36,141           134       94,202

Liabilities subject to
  compromise                       7,211,433   (7,211,433)(j)                     -
Long-term debt                         8,536                                   8,536
Pension obligations                    1,636       10,000 (j)    (6,316)(k)    5,320
Postretirement benefits
  other than pensions                 13,404                     (1,308)(k)   12,096
Deferred payable to the PI Trust         -         28,065 (c)                 28,065
Other long-term liabilities            7,654                       (312)(f)    7,342
Total liabilities                  7,300,590   (7,137,227)       (7,802)     155,561

    Total shareholders'
      (deficit) equity            (6,977,707)   7,070,351 (l)    65,708 (m)  158,352
Total liabilities and
  shareholders' (deficit) equity $   322,883  $   (66,876)     $ 57,906     $313,913

The explanation of the "Reorganization Adjustments" and "Fresh Start Adjustments" columns of the condensed consolidated balance sheet in the preceding table are as follows:

a) The Plan required the Company to pay $2.5 million to the unsecured creditors, which has been reflected as restricted cash, included in other current assets. During April 2001, $2.1 million of the liability was paid and $.4 million has been retained by the Company as restricted cash.

b) Finished goods and work-in-progress inventories have been valued based on their estimated net selling prices less costs to complete, costs of disposal and a reasonable profit allowance for estimated completing and selling effort.

c) Income taxes receivable and the payable to the PI Trust reflect the payable to the PI Trust of current tax recoveries in accordance with the Plan. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust.

d) Property, plant and equipment has been adjusted to reflect the fair values of the assets based on independent appraisals.

e) The unamortized balance of goodwill of the Predecessor Company has been eliminated. Reorganization value in excess of amounts allocable to identifiable assets has been classified as goodwill. The goodwill is being accounted for in accordance with SFAS No. 142 (see Note M).

f) Deferred tax assets and liabilities have been adjusted for the settlement of the liabilities subject to compromise and the recording of deferred taxes relating to the differences in book and tax bases of assets and liabilities after applying fresh start reporting. The Company is using a statutory tax rate of approximately 38%, which approximates the Company's historic tax rate.

g) Other intangible assets have been adjusted to reflect their fair values as determined by an independent valuation (see Note M).

h) Raymark debt has been canceled to reflect the resolution of the claims on the Effective Date.

i) Accrued liabilities have been adjusted to reflect the $1 million backstop commitment agreed to as a result of the settlement of the Raymark debt (see Note A), the write-off of accrued interest on the Raymark debt
      ($2.2 million), and an accrual for bankruptcy-related fees ($.9 million) that were recorded against the Raymark debt in accordance with the previous indemnification between Raymark and the Company prior to the effective date.

j) Liabilities Subject to Compromise have been adjusted to reflect the settlement of the claims for cash, assumption of certain pension obligations, the issuance of common shares in the reorganized company and tax recoveries in accordance with the Plan.

k) The pension and post retirement benefits other than pensions have been adjusted to include the present values of future obligations.

l) Shareholders' equity was adjusted to reflect adjustments for the issuance of 90% of the outstanding common shares to the unsecured creditors at an overall equity value of $158.3 million in accordance with the Plan.

m) Shareholders' equity was adjusted to reflect the elimination of the accumulated deficit, accumulated other comprehensive loss and treasury shares (which have been retired).

NOTE D - Reorganization Items

   Reorganization income (expense) included in the accompanying
Consolidated Statements of Operations consist of the following items:

                                  Successor Company  Predecessor Company
                                   for the Period
                                  April 3, 2001 to           for
                                    July 1, 2001         April 2, 2001

       Fresh-start adjustments         $   -             $ 94,834
       Professional fees                 (385)                -

                                       $ (385)           $ 94,834

   The fresh-start adjustments are discussed in Note C. The professional fees listed above include accounting, legal, consulting, appraiser and other miscellaneous services associated with the implementation of the Plan. There were no reorganization items for any periods prior to April 2, 2001 due to the indemnification agreement between Raytech and Raymark, which allowed for all bankruptcy-related costs to be offset against the outstanding Raytech debt to Raymark.


NOTE E - Extraordinary Items

   As a result of the consummation of the Plan, the Company recognized an extraordinary gain of the debt discharge on April 2, 2001 as follows:

   Settlement of liabilities subject
        to compromise                              $ 7,211,433
    Assumption of pension-related obligations          (18,500)
    Settlement of Raymark debt                          11,984
    Cash payment to the PI Trust                        (2,500)
    Back-stop settlement with Raymark                   (1,000)
    Issuance of common stock                          (142,517)
        Sub-total                                    7,058,900
    Tax expense                                       (131,066)
        Extraordinary gain on debt discharge       $ 6,927,834


NOTE F - Inventories

          Net inventories consist of the following:

                           Successor Company  Predecessor Company
                              July 1, 2001     December 31, 2000

         Raw material           $  9,180          $ 10,685
         Work in process           7,192             8,165
         Finished goods           14,359            14,472

                                $ 30,731          $ 33,322

NOTE F, continued


   In connection with the implementation of fresh-start reporting on April 2, 2001, the Company adjusted the value of its inventories by $5.9 million on the Effective Date to their estimated selling prices less costs to complete, cost of disposal and a reasonable profit allowance for the completing and selling effort as required by fresh-start reporting. This adjustment of $5.9 million was recorded in the Statement of Operations during the period April 3, 2001 to July 1, 2001 as the inventory was sold.


NOTE G - Property, Plant and Equipment


   Property, plant and equipment - net consists of the following

                                            Successor      Predecessor
                                             Company         Company
                                           July 1, 2001    Dec. 31, 2000

   Land                                     $  3,852        $   1,688
   Buildings and improvements                 28,450           31,170
   Machinery and equipment                    73,418          149,739
   Capital leases                                731              764
   Construction in progress                    8,046            6,298
                                              114,497          189,659
      Less:  accumulated depreciation          (3,395)        (106,954)

   Net property, plant and equipment       $ 111,102        $  82,705

   In connection with the implementation of fresh-start reporting, the Company adjusted the value of property, plant and equipment to reflect the fair values of the assets by an independent appraisal.

Note H - Earnings Per Share


                                                                  Predecessor Company
                                          Successor Company             for the Period
                                           for the Period        for     April 3, 2000
                                           April 3, 2001 to     April 2,    to July 2,
                                             July 1, 2001         2001         2000

Basic EPS Computation

Numerator:
  Net loss                                 $      (2,395)                 $(7,063,828)

Denominator:
  Weighted average shares                     41,529,848                    3,480,904
  Stock options exercised                          2,964                        9,655
  Adjusted weighted average shares            41,532,812                    3,490,559

Basic loss per share                       $        (.06)         (a)     $ (2,023.70)



Diluted EPS Computation

Numerator:
  Net loss                                $      (2,395)                  $(7,063,828)

Denominator:
  Weighted average shares                    41,529,848                     3,480,904
  Stock options exercised                         2,964                         9,655

  Adjusted weighted average shares           41,532,812                     3,490,559

Diluted loss per share                    $        (.06)          (a)      $(2,023.70)

(a)  Earnings per share is not meaningful for the one-day results.

Options to purchase 483,815 shares of common stock at $4.25 were outstanding during the period from April 3, 2001 to July 1, 2001. In addition, options to purchase 493,775 shares of common stock at $4.25 were outstanding during the
period from April 3, 2000 to July 2, 2000.   These shares were not included
in the computation of diluted earnings per share because the options' exercise price was greater than average market price of the common shares.

In addition, the dilutive potential common shares of 12,207 and 44,420 options for the period from April 3, 2001 to July 1, 2001 and April 3, 2000 to July 2, 2000, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

In connection with the Plan of Reorganization, 38 million shares were issued.


NOTE H, continued


                                                            Predecessor Company
                                    Successor Company   For the Period  For the Period
                                     for the Period     January 1, 2001  Jan. 3, 2000
                                    April 3, 2001 to      to April 2,    to July 2,
                                       July 1, 2001          2001           2000

Basic EPS Computation

Numerator:
  (Loss) income before
    extraordinary items               $    (2,395)      $    67,423       $(7,059,008)
  Extraordinary items                         -           6,927,834               -
  Net (loss) income available
    (attributable) to common
    shareholders                      $    (2,395)      $ 6,995,257       $(7,059,008)

Denominator:
  Weighted average shares              41,529,848         3,519,313         3,480,904
  Weighted average shares issued
    as a result of reorganization             -             413,158               -
  Stock options exercised                   2,964               -               4,827
  Adjusted weighted average shares     41,532,812         3,932,471         3,485,731

Basic (loss) earnings per share:
  (Loss) income before
    extraordinary items               $      (.06)      $     17.15      $  (2,025.12)
  Extraordinary items                         -            1,761.70               -
  Net (loss) income                   $      (.06)      $  1,778.85      $  (2,025.12)




                                                            Predecessor Company
                                    Successor Company   For the Period  For the Period
                                    for the Period     January 1, 2001  Jan. 3, 2000
                                  April 3, 2001 to      to April 2,    to July 2,
                                       July 1, 2001          2001           2000



Diluted EPS Computation

Numerator:
  (Loss) income before
    extraordinary items               $    (2,395)      $    67,423       $(7,059,008)
  Extraordinary items                         -           6,927,834               -
  Net (loss) income available
    (attributable) to common
    stockholders                      $    (2,395)      $ 6,995,257       $(7,059,008)

Denominator:
  Weighted average shares              41,529,848         3,519,313         3,480,904
  Weighted average shares issued
    as a result of reorganization                           413,158
  Stock options exercised                   2,964               -               4,827
  Dilutive potential common shares            -              13,897               -

  Adjusted weighted average shares
    and equivalents                    41,532,812         3,946,368         3,485,731

Diluted (loss) earnings per share:
  (Loss) income before
     extraordinary items              $      (.06)       $    17.08       $ (2,025.12)
  Extraordinary items                         -            1,755.50               -
  Net (loss) income                   $      (.06)       $ 1,772.58       $ (2,025.12)
1018:

Options to purchase 483,815 shares of common stock at $4.25 were outstanding during the period from April 3, 2001 to July 1, 2001. In addition, options to purchase 493,775 and 495,000 shares of common stock at $4.25 were outstanding during the period from January 1, 2001 to April 2, 2001 and January 3, 2000 to July 2, 2000, respectively. These shares were not included in the computation of diluted earnings per share because the option's exercise price was greater than average market price of the common shares.

In addition, the dilutive potential common shares of 12,207 options and 50,011 options for the period from April 3, 2001 to July 1, 2001 and January 3, 2000 to
          July 2, 2000,
respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

In connection with the Plan of Reorganization, 38 million shares were issued.
1035:

NOTE I - Segment Reporting


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

Information relating to operations by industry segment follows:

OPERATING SEGMENTS

                                                                Predecessor Company
                                       Successor Company                  For the Period
                                        for the Period         for        April 3, 2000
                                        April 3, 2001 to     April 2,       to July 2,
                                         July 1, 2001          2001           2000
Wet Friction
Net sales to external customers           $ 30,911              -         $    38,880
Intersegment net sales (1)                   1,701              -               3,435
Total net sales                           $ 32,612              -         $    42,315
Operating profit (2)                      $  2,005              -         $     4,820

Aftermarket
Net sales to external customers           $ 12,215              -         $    14,971
Intersegment net sales (1)                     -                -                   4
Total net sales                           $ 12,215              -         $    14,975
Operating profit (2)                      $  1,983              -         $     2,646

Dry Friction
Net sales to external customers           $  7,435              -         $     7,271
Intersegment net sales (1)                      21              -                 232
Total net sales                           $  7,456              -         $     7,503
Operating profit (loss) (2)               $    445              -         $       (72)

Corporate

Operating (loss) profit before provision
  for asbestos litigation,
  environmental and other claims          $ (7,760)        $ 94,834       $      (950)
Provision for asbestos litigation,
  environmental and other claims               -                -          (7,207,750)

Operating (loss) profit (2,3)             $ (7,760)        $ 94,834       $(7,208,700)

Total Segments
Net sales to external customers           $ 50,561              -         $    61,122
Intersegment net sales (1)                   1,722              -               3,671
Total net sales                           $ 52,283              -         $    64,793

Consolidated operating (loss) profit      $ (3,327)        $ 94,834       $(7,201,306)

(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation.
(2) The Company's management reviews the performance of its reportable segments on an operating profit basis, which consists of income (loss) before tax, minority interest and extraordinary items.
(3) Represents compensation and related costs for employees of the Company's corporate headquarters, professional fees, shareholder fees and public relations expenses; and includes a charge in 2000 of $7.2 billion for liabilities subject to compromise (see Note A) and in 2001 the effects of the Plan of Reorganization (see Note C).

OPERATING SEGMENTS


                                                                  Predecessor Company
                                          Successor Company   For the Period For the Period
                                           for the Period       Jan. 1, 2001   Jan. 3, 2000
                                           April 3, 2001 to       April 2,    to July 2,
                                             July 1, 2001           2001         2000
Wet Friction
Net sales to external customers              $ 30,911           $ 34,073   $    82,929
Intersegment net sales (1)                      1,701              2,974         6,572
Total net sales                              $ 32,612           $ 37,047   $    89,501
Operating profit (2)                         $  2,005           $  1,327   $    11,182

Aftermarket
Net sales to external customers              $ 12,215           $ 13,101   $    29,988
Intersegment net sales (1)                        -                   10            12
Total net sales                              $ 12,215           $ 13,111   $    30,000
Operating profit (2)                         $  1,983           $  2,109   $     5,245

Dry Friction
Net sales to external customers              $  7,435           $  8,031   $    15,680
Intersegment net sales (1)                         21                116           548
Total net sales                              $  7,456           $  8,147   $    16,228
Operating profit (2)                         $    445           $    754   $       937

Corporate

Operating (loss) profit before
  provision for asbestos litigation,
  environmental and other claims             $ (7,760)          $ 94,142   $    (1,814)
Provision for asbestos litigation,
  environmental and other claims                  -                  -      (7,207,750)

Operating (loss) profit (2,3)                $ (7,760)          $ 94,142   $(7,209,564)

Total Segments
Net sales to external customers              $ 50,561           $ 55,205   $   128,597
Intersegment net sales (1)                      1,722              3,100         7,132
Total net sales                              $ 52,283           $ 58,305   $   135,729

Consolidated operating (loss) profit         $ (3,327)          $ 98,332   $(7,192,200)

(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation.
(2) The Company's management reviews the performance of its reportable segments on an operating profit basis, which consists of income (loss) before tax, minority interest and extraordinary items.
(3) Represents compensation and related costs for employees of the Company's corporate headquarters, professional fees, shareholder fees and public relations expenses; and includes a charge in 2000 of $7.2 billion for liabilities subject to compromise (see Note A) and in 2001 the effects of the plan of reorganization (see Note C).

NOTE J - Income Taxes


    For tax reporting purposes, the Company's emergence from bankruptcy did not create a new tax reporting entity. Accordingly, the adjustments to adopt fresh-start accounting are not applicable for the Company's tax reporting. Therefore, with the exception of goodwill, these adjustments have created new deferred tax items.

    The Company's effective tax rate for the twenty-six-week period ended July 1, 2001 is 135% and for the period April 3, 2001 through July 1, 2001 is 37%. The effective tax rate for the twenty-six-week period ended July 1, 2001 differs from the U.S. federal statutory tax rate primarily due to the profitable operations of the Company's German and majority-owned subsidiaries, which could not be offset within certain tax jurisdictions by losses incurred by other operating entities.

    The Company's effective tax rate of 37% for the period April 3, 2001 through July 1, 2001 differs from the U.S. federal statutory tax rate primarily due to the adjustment in the current period to reflect the Company's annualized effective tax rate versus the 42% rate used in the first quarter.

    The Company had recorded a deferred tax asset of $2.8 billion in 2000 relating to the tax effects of the Liabilities Subject to Compromise. Based on its historical domestic taxable income, the Company expected to realize approximately $140 million of the deferred tax asset, and accordingly, it recorded a valuation allowance of $2.6 billion against the deferred tax asset to state it at its expected net realizable value. As a result of the settlement of the Liabilities Subject to Compromise for substantially less than the recorded amount of allowed claims as part of the Company's plan of reorganization, the net deferred tax amount was adjusted accordingly. As of July 1, 2001, the valuation allowance was approximately $.3 million relating to net operating loss carryforwards in certain foreign tax jurisdictions.

    The effective tax rate for the twenty-six-week and thirteen-week periods ended July 2, 2000 was 42%, excluding the valuation allowance recorded against the deferred tax benefit with respect to the Liabilities Subject to Compromise recorded during those periods. This rate differs from the U.S. federal statutory tax rate primarily due to the effects of state and foreign taxes.

    The Company has in process an Internal Revenue Service tax audit for the fiscal years 1996 through 1999. The IRS has proposed disallowance of $9.9 million of bankruptcy related costs from 1996 through 1998, which are included in the indemnification agreement with Raymark. The Company has deducted approximately $14.0 million of such costs during the period under audit and continues to believe these costs are deductible. The ultimate resolution of the Company's liability, if any, is dependent on the interpretation of a complex set of facts and applicable legal precedents. While the Company and its advisors believe the Company's applicable legal precedents. While the Company and its advisors believe the Company's position is supported by the facts and the weight of the legal precedents, it is reasonably possible, through a different factual analysis and application of countervailing legal authority, that a final determination could be adverse to the Company. As such, the Company intends to contest the proposed disallowance and has not recorded any related provisions. Should the IRS ultimately prevail in its claim, any adjustment related to prior year taxes would be offset by a reduction in the amounts payable to the PI Trust.


NOTE K - Litigation


    The Company is subject to certain legal matters that have arisen in the ordinary course of business, which management expects would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. In addition, the Company is involved in the following litigation.

    In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC is preparing a plan for implementing and carrying out the cleanup Order. Based on preliminary assessments, the Company has estimated that the cost to comply with the Order will be in the range of $3 million to $6 million and has recorded a liability in the amount of $3 million. It is at least reasonably possible that the preliminary assessment of estimated costs to comply with the Order may be modified as the project progresses.

    In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of Advanced Friction Materials Company ("AFM") in the U.S. District Court, Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3.3 million prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3.33 million. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1.4 million. In May 2000, Hartwick pled guilty to embezzlement and was sentenced for 2 to 15 years in the Michigan State Penitentiary. A restitution order was granted to the Company in the amount of $1.33 million.

    In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6.044 million, $3.022 million paid at closing and the balance of $3.022 million payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1.5 million of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3.022 million is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the Plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. Discovery has been completed, and cross motions for summary judgment are being considered by the Court. A trial date has been rescheduled for August 2001.

    In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order was amended several times and became a preliminary injunction, which remains in effect. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment was filed by the plaintiffs and was ruled upon in part in March 2000 but was subject to proof of standing to file the claim. On March 30, 2001, the Court granted plaintiff's motion for reconsideration and ruled on summary judgment that as of May 1997 Raymark was insolvent and that defendants (Smith, et al.) as fiduciaries owed a duty to Raymark's creditors. The Court further ruled that the transfer of $8.5 million of funds, specifically earmarked for tort claims, to Smith related entities was a breach of that fiduciary duty, was a fraudulent transfer and was an unjust enrichment to the Smith family. Pending final judgment on the ruling, the Court ordered the parties to attempt to settle the litigation which has failed. Accordingly, the Court has set trial on the remaining issues in the case to November 2001 after which final judgment will be rendered. All litigation costs in this case will be supported by Raytech pursuant to the Settlement Agreement with Raymark of April 2001 referred to in Note A above.



NOTE L - Liquidity


    In connection with the bankruptcy proceedings, Raytech assumed the liabilities of $.6 million relating to the Raymark retiree medical claims arising from certain terminated plans and $11.2 million for underfunded Raymark pension plans. The pension plans have a current unfunded liability of $8.5 million, of which $6.5 million is due and payable on September 16, 2001 and $2.0 million is due and payable within the next year. There could also be interest and penalties owing to the Internal Revenue Service.

    The Plan also set forth a Tax Refund assignment agreement between the Company and the PI Trust, which provides for the tax benefits received by the Company due to the reorganization to be passed on to the PI Trust as received, subject to a holdback provision.

    Management believes that existing cash balances, availability under its existing credit facilities and cash flow from operations during 2001 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments and all obligations arising from the emergence from bankruptcy.

NOTE M - Goodwill and Other Intangible Assets


    In July 2001, the Financial Accounting Standards Board issued
SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. As discussed in Note C, the Company adopted fresh-start reporting as described in the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 indicates any change in accounting principles that will be required within the twelve months following the adoption of fresh-start reporting should be adopted at that time. Accordingly, the Company has adopted SFAS No. 141 and No. 142 as of April 3, 2001. All intangible assets and goodwill have been valued at fair value as of the date of fresh-start reporting.

                                    Successor Company          Predecessor Company
                                      July 1, 2001              December 31, 2000
                                  Gross                        Gross
                                 Carrying    Accumulated      Carrying   Accumulated
                                  Amount     Amortization      Amount    Amortization
Finite life intangible assets:
  Unpatented technology          $ 16,262        $ 485         $    -      $    -
  Distribution base                 5,716           71              -           -
    Sub-total                      21,978        $ 556              -           -

Indefinite life intangible
  assets:
  Trademarks                       17,713                           -           -

Goodwill                           30,860                        21,620       2,121

Intangible assets, net           $ 69,995                      $ 19,499

The weighted-average amortization periods for the unpatented technology and the distribution base are 8 and 20 years, respectively.
Amortization expense for the period from April 3, 2001 to July 1, 2001 amounted to $556. Estimated annual amortization expense is as follows:

            For the year ending:

                    2001                 $ 1,670
                    2002                   2,226
                    2003                   2,226
                    2004                   2,226
                    2005                   2,226

As allowed by SFAS No. 142, trademarks and goodwill for the Successor Company will not be amortized but will be reviewed for impairment annually. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. The amount of goodwill has been assigned to each of the Company's segments. There were no changes in the carrying amount of trademarks or goodwill during the period from April 3, 2001 to July 1, 2001.

    Reported net income presented exclusive of amortization expense (including any related tax effects) recognized in prior periods relating to goodwill of the Predecessor Company would have been:

                                               Predecessor Company
                                   Period from       Period from       Period from
                                 January 1, 2001    April 3, 2000    January 3, 2000
                                to April 1, 2001    to July 2, 2000  to July 2, 2000

  Reported net income (loss)        $ 1,715          $(7,063,828)      $(7,059,008)
  Add back goodwill amortization        207                  207               414
  Adjusted net income (loss)        $ 1,922          $(7,063,621)      $(7,058,594)

  Basic earnings (loss) per share:
    Reported net income (loss)      $   .49          $ (2,023.70)      $ (2,025.12)
    Goodwill amortization               .06                  .06               .12
    Adjusted net income (loss)      $   .55          $ (2,023.64)      $ (2,025.00)

  Diluted earnings (loss) per share:
    Reported net income             $   .48          $ (2,023.70)      $ (2,025.12)
    Goodwill amortization               .06                  .06               .12
    Adjusted net income (loss)      $   .54          $ (2,023.64)      $ (2,025.00)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


    In preparing the discussion and analysis required by the Federal Securities Laws, it is presumed that users of the interim financial information have read or have access to the discussion and analysis for the preceding fiscal year.

Results of Operations, Liquidity and Capital Resources

    In April 2001 Raytech Corporation emerged from the protection of Bankruptcy Court under Chapter 11 of Title 11 of the United States Code. Raytech Corporation had been under the Chapter 11 protection since May 1989. The bankruptcy history and emergence are described in more detail in Note A to the Unaudited Condensed Consolidated Financial Statements.

    As of April 2, 2001, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certificated Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Effective Date of the Company's emergence from bankruptcy is considered to be the close of business on April 2, 2001 for financial reporting purposes. The periods presented prior to April 2, 2001 have been designated "Predecessor Company" and the period subsequent to April 2, 2001 has been designated "Successor Company." In accordance with fresh-start reporting, all assets and liabilities are recorded at their respective fair market values. The fair value of substantially all of the Company's long-lived assets were determined using information provided by third-party appraisers.

    Further, the Company, in accordance with SOP 90-7, has adopted those changes in accounting principles, which will be required within the next twelve months. Specifically, the Company has adopted Statements of Financial Accounting Standards Nos. 141 - "Business Combinations" and 142 - "Goodwill and Other Intangible Assets" as of April 2, 2001. See Note M to the Unaudited Condensed Consolidated Financial Statements.

    The Company has determined that the most meaningful presentation of financial information would be to provide comparative analysis of the financial performance for the Successor Company for the period April 3, 2001 through July 1, 2001 compared to the predecessor financial information for the period April 3, 2000 to July 2, 2000. This is designated below as Successor Company discussion and analysis.

    Additionally, the Predecessor Company financial analysis detailed below analyzes the financial performance of Raytech Corporation for the thirteen-week periods ended April 1, 2001 and April 2, 2000.

    The adjustments relating to the recording of reorganization expenses and other fresh-start adjustments for the one-day period ended April 2, 2001 are detailed in Note C to the unaudited condensed consolidated financial statements.

    The Company has elected not to present a comparative analysis for the twenty-six-week periods ended July 1, 2001 and July 2, 2000 since such information in the current period would require consolidating statements of the Predecessor Company and the Successor Company. It was determined that the significance of the adjustments relating to the emergence from bankruptcy would render such an analysis not meaningful.

    Raytech Corporation recorded a net loss for the period from April 3, 2001 to July 1, 2001 of $2.4 million or $.06 per basic share as compared to a net loss of $7.064 billion or $(2,023.70) per basic share for the thirteen-week period ended July 2, 2000. In the thirteen-week period ended July 2, 2000 the Company recorded certain charges and related liabilities based on estimated asbestos-related personal injury liabilities of $6.760 billion, estimated Government's claim for certain environmental liabilities of $431.8 million and estimated liabilities for Raymark pension plans of $16 million. These were recorded as Liabilities Subject to Compromise at that time. Effective April 2, 2001, the Company recorded certain adjustments, detailed in Note C to the Unaudited Condensed Consolidated Financial Statements, relating to the emergence from bankruptcy. The Liabilities Subject to Compromise have been settled with the third party creditors in exchange for 90% of the common stock of Raytech Corporation valued at $142.5 million, a cash payment of $2.5 million, the assumption of certain pension plan obligations of Raymark Corporation and certain future tax benefits, resulting in an extraordinary gain on debt discharge for the one day, April 2, 2001, of $6.928 billion. Note A to the Unaudited Condensed Consolidated Financial Statements more fully describes this transaction.

Net Sales

    Worldwide net sales for the period from April 3, 2001 to July 1, 2001 of $50.6 million were less than the recorded sales of $61.1 million for the thirteen-week-period ended July 2, 2000, a reduction of 17%. The lower sales reflect the economic effects of the poor economy in the United States and the reduced demand from the automobile original equipment manufacturers. Certain competitive issues have also caused a reduction in sales as outlined below.

    The Wet Friction segment reported sales of $ 32.6 million for the period from April 3, 2001 to July 1, 2001 compared to $42.3 million for the thirteen-week period ended July 2, 2000, a reduction of 23%. The reduced sales are due primarily to the lower demand for our product from the automobile original equipment manufacturers, reflecting the reduced sales to the end consumer and the further desire of the automobile original equipment manufacturers to reduce their inventory. This accounts for substantially all of Raytech's sales reduction in this segment.

    The Aftermarket segment reported sales of $ 12.2 million for the period from April 3, 2001 to July 1, 2001, compared to $15 million for the thirteen-week period ended July 2, 2000, a reduction of 19%. The reduced sales reflect lower demand for our products due to the poor economy in the United States as consumers postpone certain automobile repairs. The competition in this market has increased due to the overall market slowdown as well as certain changes in the customer base and its buying patterns. We are attempting to broaden our product line in response to the changing market.

    Dry Friction sales for the period from April 3, 2001 to July 1, 2001 were $ 7.5 million compared to the same amount for the thirteen-week period ended July 2, 2000. The sales reflected an improvement in the Chinese operation where sales increased $.4 million or 36%, which was offset by a slight decline in the German operations. The Dry Friction segment has not been affected by the poor domestic economy.

Gross Profit

    The gross profit for the period from April 3, 2001 to July 1, 2001 of $4.6 million represents 9.0% of sales for the period compared to the gross profit of $14.8 million for the thirteen-week period ended July 2, 2000, which represents 24.2% of sales for the period. The decline in gross profit dollars as well as the percentage for the period is due to the decreased sales volume of $ 10.5 million, as well as the impact of adopting fresh-start accounting, as it impacts depreciation (an increase of $.4 million), and inventory costs of sales (an increase of $5.5 million). See Note C to the Unaudited Condensed Consolidated Financial Statements for a more detailed explanation.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses for the period from April 3, 2001 to July 1, 2001 of $7.5 million are 8.5% less than the SG&A expenses recorded during the thirteen-week period ended July 2, 2000 of $ 8.2 million. The reduction is due to substantially reduced administrative costs of $1.4 million, offset by the impact of adopting fresh-start accounting, as it impacts certain pension costs (an increase of $.3 million) and amortization of intangibles (an increase of $.4 million). See Note C to the Unaudited Condensed Consolidated Financial Statements for a more detailed explanation.

Interest Expense

    Interest expense for the period from April 3, 2001 to July 1, 2001 of $310 thousand is less than the interest expense for the thirteen-week period ended July 2, 2000 of $541 thousand, which included $70 thousand of interest due to Raymark. The reduction in interest expense is due to the settlement of the Raymark debt (see Note A to the Unaudited Condensed Consolidated Financial Statements), the reduction in bank debt of $2.5 million and the reduction in interest rates of 2.5 percentage points.

Operating Profits

    The following discussion of operating results by industry segment relates to information contained in Note I - Segment Reporting in the Notes to Condensed Consolidated Financial Statements. Operating profit is income before income taxes, minority interest, and extraordinary items.

    The Company recorded an operating loss of $3.3 million for the period April 3, 2001 to July 1, 2001, which compares to $7.2 billion loss for the thirteen-week period ended July 2, 2000.

    The Wet Friction segment recorded operating profit of $2.0 million for the period from April 3, 2001 to July 1, 2001 as compared to $4.8 million for the thirteen-week period ended
July 2, 2000. The decline in sales during the period of $9.7 million to $32.6 million compared to $42.3 million in 2000 was the primary reason for the reduced profit.

    The Aftermarket segment recorded an operating profit for the period from April 3, 2001 to July 1, 2001 of $2.0 million as compared to $2.6 million for the thirteen-week period ended
July 2, 2000, a decrease of $.6 million or 23%. The reduced operating profits reflect the reduced sales of $ 2.8 million compared to the second quarter of 2000.

    The Dry Friction segment recorded operating profit of $.4 million for the period from April 3, 2001 to July 1, 2001 as compared to an operating loss of $.1 million for the thirteen-week period ended July 2, 2000. The operating profit change is due to improved profitability at the plant in China, which has increased operating profit through sales growth.

    Raytech Corporation has taken certain steps to address the decreased operating profit, including reductions in both the hourly and salaried work force, wage reduction and new hire containment programs and a stronger focus on reducing material costs.

Income Taxes

    For tax reporting purposes, the Company's emergence from bankruptcy did not create a new tax reporting entity. Accordingly, the adjustments to adopt fresh-start accounting are not applicable for the Company's tax reporting. Therefore, with the exception of goodwill, these adjustments have created new deferred tax items.

    The Company's effective tax rate for the twenty-six-week period ended July 1, 2001 is 135% and for the period April 3, 2001 through July 1, 2001 is 37%. The effective tax rate for the twenty-six-week period ended July 1, 2001 differs from the U.S. federal statutory tax rate primarily due to the profitable operations of the Company's German and majority-owned subsidiaries, which could not be offset within certain tax jurisdictions by losses incurred by other operating entities.

    The Company's effective tax rate of 37% for the period
April 3, 2001 through July 1, 2001 differs from the U.S. federal statutory tax rate primarily due to the adjustment in the current period to reflect the Company's annualized effective tax rate versus the 42% rate used in the first quarter.

    The Company had recorded a deferred tax asset of $2.8 billion in 2000 relating to the tax effects of the Liabilities Subject to Compromise. Based on its historical domestic taxable income, the Company expected to realize approximately $140 million of the deferred tax asset, and accordingly, it recorded a valuation allowance of $2.6 billion against the deferred tax asset to state it at its expected net realizable value. As a result of the settlement of the Liabilities Subject to Compromise for substantially less than the recorded amount of allowed claims as part of the Company's plan of reorganization, the net deferred tax asset was adjusted accordingly. As of July 1, 2001, the valuation allowance was approximately $.3 million relating to net operating loss carryforwards in certain foreign tax jurisdictions.

    The effective tax rate for the twenty-six-week and thirteen-week periods ended July 2, 2000 was 42%, excluding the valuation allowance recorded against the deferred tax benefit with respect to the Liabilities Subject to Compromise recorded during those periods. This rate differs from the U.S. federal statutory tax rate primarily due to the effects of state and foreign taxes.

    The Company has in process an Internal Revenue Service tax audit for the fiscal years 1996 through 1999. The IRS has proposed disallowance of $9.9 million of bankruptcy related costs from 1996 through 1998, which are included in the indemnification agreement with Raymark. The Company has deducted approximately $14.0 million of such costs during the period under audit and continues to believe these costs are deductible. The ultimate resolution of the Company's liability, if any, is dependent on the interpretation of a complex set of facts and applicable legal precedents. While the Company and its advisors believe the Company's position is supported by the facts and the weight of the legal precedents, it is reasonably possible, through a different factual analysis and application of countervailing legal authority, that a final determination could be adverse to the Company. As such, the Company intends to contest the proposed disallowance and has not recorded any related provisions. Should the IRS ultimately prevail in its claim, any adjustment related to prior year taxes would be offset by a reduction in the amounts payable to the PI Trust.

Results of Operations for the Predecessor Company for the Thirteen-Week-Period ended April 1, 2001

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

    The Dry Friction segment recorded sales of $8.1 million for the first quarter of 2001 compared to $8.7 million for the same period in the prior year, a decline of $.6 million or 6.9%. The German operation, which represents over 92% of the sales of this segment, reported sales of DM16 million in the first quarter of 2001 compared to DM16.3 million in the same period in the prior year. The reduced sales for this segment is substantially due to the decline in the deutsche mark period-over-period.

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

Interest Expense

    Interest expense, excluding Raymark interest, for the period of $.4 million is $.1 million less than the same period in the prior year amount of $.5 million, a reduction of 20%. The reduction in interest expense is due to the 1% reduction in the interest rate on domestic bank debt period-over-period.

Operating Profits

    The following discussion of operating results by industry segment relates to information contained in Note I - Segment Reporting in the Notes to Condensed Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

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

Liquidity and Capital Resources

    The Company's cash and cash equivalents totaled $15.3 million at July 1, 2001 compared to $13.9 million at December 31, 2000. Capital investment for the period from January 1, 2001 to July 1, 2001 totaled $6.1 million. The level of capital investment is consistent with planned expenditures.

    As discussed in Note A, the Company was required to pay the unsecured creditors $2.5 million as part of the terms of the Plan. In addition, settlement of the Raymark claims resulted in forgiveness of the Raymark debt and accrued interest.

    As of July 1, 2001, the outstanding debt consists of the following:

                                     Current   Non-Current    Total

    Domestic bank debt             $  5,421    $  3,250    $  8,671
     Foreign bank debt                 3,017       4,694       7,711
     Leases                              133         209         342
     Total bank debt and leases        8,571       8,153      16,724
     Note to former AFM principal      3,022         -         3,022
       Total outstanding debt       $ 11,593    $  8,153    $ 19,746

The Company believes that cash provided by operations and that available from its credit facilities will provide sufficient liquidity to meet its funding requirements.

Future Liquidity

    See Part II - Item 1 Legal Proceedings.

    Concurrent to the effective date of the Plan, Raytech Corporation settled the Liabilities Subject To Compromise either through the issuance of common stock, payment in cash or the assumption of certain liabilities. The two liabilities recorded on Raytech's books are $.6 million for retiree medical claims arising from certain plans, which have been terminated, and a liability for $11.2 million for certain Raymark pension plans. The pension plans have a current unfunded liability of $8.5 million of which $6.5 million is due and payable on September 16, 2001, and $2.0 million is due and payable within the next year. There could also be interest and penalties owing to the Internal Revenue Service.

    The Plan also set forth a Tax Refund Assignment Agreement between the Company and the Personal Injury Trust, which provides for the tax benefits received by the Company due to the reorganization to be passed onto the Personal Injury Trust as received, subject to a holdback provision.

    Management believes that existing cash balances, availability under its existing credit facilities and cash flow from operations during 2001 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments and all obligations arising from the emergence from bankruptcy.

Outlook

    The statements contained in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

    The reduced sales for the period from April 3, 2001 to July 1, 2001 in the automotive equipment market are expected to continue through the remainder of the 2001 year. Additionally, the Company expects to continue to face an increasingly competitive automotive environment and a steady state for the demand in certain agricultural machine products. Our major customers in the automotive industry face an increased competitive automotive environment which is likely to continue to limit Raytech's pricing flexibility in the near term. Although there are indications the Asian economies have begun to stabilize, the Asian economic difficulties could continue to have an unfavorable effect on overall economic conditions in the U.S. and Canada, where our major customers' sales are concentrated.

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

    The Aftermarket segment has been negatively affected by the slowing U.S. economy, which is reflected in the reporting period. The competitive pressures in this industry segment are extreme as companies attempt to gain market share. This market is expected to remain below 2000 levels for the remainder of the year.

    The Dry Friction segment continues to operate in a sluggish European environment with unemployment remaining at high levels and economic growth deteriorating from 2000 levels. Sales are expected to be near 2000 levels in terms of local currency, with lower sales reported due to unfavorable translation adjustments into U.S. dollars. The development of new market opportunities in Asia is supported through the new production facility in China. The overall Asian economy continues to be negatively affected by the weakened economies of Japan and other Asian countries.

    The Company's outlook for 2001 anticipates reduced sales with lower operating profit compared to 2000 results even excluding fresh-start and reorganization adjustments. Maintaining market share in the automotive original equipment market and the continued introduction of new products for aftermarket distribution are expected to be the drivers for performance. Further, it is anticipated that the dry friction operation in China will improve the performance of that segment.

Financial Risks

    The Company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

    The rates of interest on the various debt agreements at July 1, 2001 range from 2.5% to 10.8%. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure which could be created by increases in rates is not considered significant by management.

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

    After several Court rulings, including the U.S. Supreme Court, the Schmoll case, as affirmed by the Ninth Circuit Court of Appeals, remained as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

    As a result of the Court rulings recited above, in October, 1998 Raytech reached a tentative settlement with its creditors for a consensual plan of reorganization (the "Plan"), providing for all general unsecured creditors including all asbestos and environmental claimants to receive 90% of the equity in Raytech in exchange for their claims and any and all refunds of taxes resulting from the transfer of equity to an asbestos personal injury trust (the "PI Trust") established under the Bankruptcy Code, and existing equity holders in Raytech to retain 10% of the equity in Raytech.

    As a result of the final estimation of claims, Raytech recorded asbestos claims of $6.76 billion, Government claims of $431.8 million, pension liability claims of $16 million and retiree benefit claims of $2.5 million in 2000. The total estimated amount of allowed claims was $7.2 billion.

    On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. All conditions under the confirmation of the Plan were subsequently met, and the Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. On the Effective Date, the Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash is payable to the allowed claimants and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes resulting from the implementation of the Plan. The shares issued are exempt from registration pursuant to the Bankruptcy Code; however, shares issued to the PI Trust have restrictions on resale as a result of the high percentage of ownership in Raytech. In addition, Raytech has recorded the liability for the Raymark pension plan and the Raymark retiree benefit claims though the outcome of these claims is still subject to final Court decision.
Settlement of the Raymark claims resulted in cancellation in full of the Raymark debt and accrued interest of $12 million and a commitment of Raytech to backstop the Raymark Trustee and related professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. Also, on the Effective Date, the Board of Directors was increased to nine with one appointed by the equity committee and the remaining directors appointed by the unsecured creditors' committee.

          In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC is preparing a plan for implementing and carrying out the cleanup Order. Based on preliminary assessments, the Company has estimated that the cost to comply with the Order will be in the range of $3 million to $6 million and has recorded a liability in the amount of $3 million. It is at least reasonably possible that the preliminary assessment of estimated costs to comply with the Order may be modified as the project progresses.

    In December 1998, a subsidiary of the Company filed a complaint against a former administrative financial manager of Advanced Friction Materials Company ("AFM") in the U.S. District Court, Eastern District of Michigan, captioned Raytech Composites, Inc. vs. Richard Hartwick, et ux. alleging that he wrongfully converted Company monies in his control to his own use and benefit in an amount greater than $3.3 million prior to the April 1998 completion of the acquisition of AFM as discussed in the following paragraph. In December 1999, the District Court ruled on summary judgment in favor of Raytech on its claim against Hartwick in the amount of $3.33 million. A constructive trust had been ordered by the Court providing ownership to Raytech of four real estate properties purchased by Hartwick with the converted funds. The four properties have been sold resulting in a net recovery of $1.4 million. In May 2000, Hartwick pled guilty to embezzlement and was sentenced for 2 to 15 years in the Michigan State Penitentiary. A restitution order was granted to the Company in the amount of $1.33 million.

    In April 1998, AFM redeemed 53% of its stock from the former owner for a formulated amount of $6.044 million, $3.022 million paid at closing and the balance of $3.022 million payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, an adversary proceeding was filed in the Connecticut Bankruptcy Court against the former owner captioned Raytech Corporation, et al. vs. Oscar E. Stefanutti, et al. to recover $1.5 million of the amount paid for the AFM stock and to obtain a declaratory judgment that the balance of $3.022 million is not owed based upon the judgment that a fraud was perpetrated upon the Company related to the Hartwick case referenced above. In September 1999, the Bankruptcy Court granted jurisdiction of the case but exercised discretionary abstention to enable the Court to focus on issues impeding the Plan confirmation. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. Discovery has been completed, and cross motions for summary judgment are being considered by the Court. A trial date has been rescheduled for August 2001.

    In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order was amended several times and became a preliminary injunction, which remains in effect. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment was filed by the plaintiffs and was ruled upon in part in March 2000 but was subject to proof of standing to file the claim. On March 30, 2001, the Court granted plaintiff's motion for reconsideration and ruled on summary judgment that as of May 1997 Raymark was insolvent and that defendants (Smith, et al.) as fiduciaries owed a duty to Raymark's creditors. The Court further ruled that the transfer of $8.5 million of funds, specifically earmarked for tort claims, to Smith related entities was a breach of that fiduciary duty, was a fraudulent transfer and was an unjust enrichment to the Smith family. Pending final judgment on the ruling, the Court ordered the parties to attempt to settle the litigation which has failed. Accordingly, the Court has set trial on the remaining issues in the case to November 2001 after which final judgment will be rendered. All litigation costs in this case will be supported by Raytech pursuant to the Settlement Agreement with Raymark of April 2001 referred to in Note A above.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


       As more fully described in Item 1, Legal Proceedings, the Company issued 38 million shares of common stock to the allowed claimants as a part of the consideration in the settlement of the Liabilities Subject to Compromise in accordance with the effectiveness of the Company's Plan of Reorganization on April 18, 2001. The common shares issued are exempt from registration pursuant to the Bankruptcy Code; however, the shares issued to the Personal Injury Trust have restrictions on resale as a result of the Trust's high percentage of ownership of Raytech.

       As a result of the issuance of the common stock, the allowed claimants have a 90% ownership interest of the equity of Raytech and the existing equity holders' ownership interest in Raytech has been diluted to 10% of the equity.

Item 4.  RESULTS OF VOTES OF SECURITY HOLDERS.


       The Annual Shareholders' Meeting of Raytech was held
July 20, 2001. The matter submitted to stockholder vote and the vote count on the matter was as follows:


       1.  Proposal to ratify the appointment of
           PricewaterhouseCoopers LLP as auditors for 2001:

               For                 Against             Abstain
           37,867,331               4,034              74,454


       For purposes of determining whether a proposal has received a majority vote, abstentions will be included in the vote totals with the result that an abstention has the same effect as a negative vote. Under applicable Delaware law, "non-votes" will not be included in the vote totals of proposals voted and, therefore, will have no effect on the vote of that proposal. A "non-vote" occurs when a broker holding shares for a beneficial owner votes on one proposal but does not vote on another proposal because the broker does not have discretionary voting power and has not received instructions from the beneficial owner.

       Pursuant to the vote of shareholders, proposal 1 was adopted and effective on July 20, 2001.


       No directors were up for election at this Annual Meeting as a result of their appointments under the Corporation's Second Amended Plan of Reorganization confirmed by the U.S. Bankruptcy Court on August 31, 2000 and made effective April 18, 2001.


       Directors whose terms of office as Directors continued after the Annual Shareholders' Meeting include:

                         Albert A. Canosa
                         Robert F. Carter
                         James L. Fishel
                         Kevin S. Flannery
                         John H. Laeri
                         Stanley J. Levy
                         H. Craig Lewis
                         Gene Locks
                         Frederick J. Mancheski




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             None

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

Date: August 15, 2001