Form 10-Q/A
period 2001-07-01
RAYTECH CORP
filed 2001-11-14
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-Q/A

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

                  Yes   X              No

As of August 13, 2001, 41,528,520 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                             Page 1 of 55




 Subsequent to the filing of the Form 10-Q for the period ended
July 1, 2001, it was determined that the accounting treatment of certain tax issues related to the Plan of Reorganization (the "Plan") of Raytech Corporation and the adoption of Fresh-Start accounting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," required revisions. See Footnote N to the Unaudited Consolidated Condensed Financial Statements where the restatement is described in detail.


                         RAYTECH CORPORATION

                                INDEX

                                                        Page Number

PART I.  FINANCIAL INFORMATION:

Item 1.   Condensed Consolidated Balance
          Sheets at July 1, 2001 (Unaudited)
          and December 31, 2000                              5

          Condensed Unaudited Consolidated Statements
          of Operations for April 2, 2001, the period
          from April 3, 2001 to July 1, 2001 and the
          period from April 3, 2000 to July 2, 2000          7

          Condensed Unaudited Consolidated Statements of Operations for the period from January 1, 2001 to April 2, 2001, the period from April 3, 2001
          to July 1, 2001 and the period from January 3,
          2000 to July 2, 2000                               8

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the period from January 1, 2001
          to April 2, 2001, the period from April 3, 2001
          to July 1, 2001 and the period from January 3,
          2000 to July 2, 2000                               9

          Condensed Unaudited Consolidated Statements of
          Changes in Shareholders' Equity for the period
          from January 1, 2001 to April 2, 2001, the
          period from April 3, 2001 to July 1, 2001 and
          the period from January 3, 2000 to July 2, 2000   10

          Notes to Condensed Unaudited Consolidated
          Financial Statements                              11

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     36

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                 47

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                  48

Item 2.   Changes in Securities and Use of Proceeds         52

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  53

Item 6.   Exhibits and Reports on Form 8-K                  54

          Signature                                         55


RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

                                                               Successor   Predecessor
                                                                Company      Company
                                                            July 1, 2001*   Dec. 31,
At                                                             (Unaudited)      2000
ASSETS
Current assets
  Cash and cash equivalents                                  $  15,294      $  13,917
  Trade accounts receivable, net                                28,009         24,487
  Inventories                                                   30,731         33,322
  Income taxes receivable                                       37,877            -
  Other current assets                                           4,810          6,459
      Total current assets                                     116,721         78,185
Property, plant and equipment                                  115,152        189,659
  Less accumulated depreciation                                 (3,395)      (106,954)
      Net property, plant and equipment                        111,757         82,705
Intangible assets, net                                          73,902         19,499
Deferred income taxes                                           10,550        137,147
Other assets                                                     2,641          2,780
Total assets                                                 $ 315,571      $ 320,316

The accompanying notes are an integral part of these statements.


*Restated

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)(cont.)

                                                              Successor    Predecessor
                                                               Company       Company
                                                           July 1, 2001*     Dec. 31,
At                                                            (Unaudited)       2000
LIABILITIES
Current liabilities
  Notes payable                                              $   8,438    $    10,308
  Current portion of long-term debt - Raymark                      -           10,631
  Current portion of long-term debt                              3,155            -
  Current portion of pension obligation                          9,104            236
  Accounts payable                                              14,596         13,070
  Accrued liabilities                                           17,408         22,538
  Payable to the PI Trust                                       37,877            -
      Total current liabilities                                 90,578         56,783
Liabilities subject to compromise                                  -        7,211,433
Long-term debt                                                   8,153          9,053
Pension obligations                                              4,720          1,714
Postretirement benefits other than pensions                     12,597         13,150
Deferred payable to the PI Trust                                36,636            -
Other long-term liabilities                                      7,581          7,321
Total liabilities                                              160,265      7,299,454
Commitments and Contingencies

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
  Cumulative preferred stock, no par value
    5,000,000 (Successor Company), 800,000 (Predecessor
    Company) shares authorized, none issued and
    outstanding                                                    -               -
  Common stock (Successor Company), par value $1.00,
    50,000,000 shares authorized, 41,528,520 issued and
    outstanding                                                 41,528            -
  Common stock (Predecessor Company), par value $1.00,
    7,500,000 shares authorized, 5,651,372 issued and
    outstanding                                                    -            5,651
Additional paid in capital                                     116,843         70,631
Accumulated deficit                                             (2,395)    (7,049,641)
Accumulated other comprehensive loss                              (670)        (1,218)
                                                               155,306     (6,974,577)
Less treasury shares at cost                                       -           (4,561)
      Total shareholders' equity (deficit)                     155,306     (6,979,138)
Total liabilities and shareholders' equity (deficit)        $  315,571    $   320,316

The accompanying notes are an integral part of these statements.


*Restated


                       RAYTECH CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share data)
                           (unaudited)



                                                                   Predecessor Company
                                          Successor Company         For    For the Period
                                           for the Period         April 2,  April 3, 2000
                                           April 3, 2001 to         2001*     to July 2,
                                             July 1, 2001       (See Note B)     2000
Net Sales                                    $  50,561         $      -       $ 61,122
Cost of sales                                  (45,998)               -        (46,298)

       Gross profit                              4,563                -         14,824

Selling and administrative expenses             (7,484)                -        (8,157)

       Operating (loss) profit                  (2,921)               -          6,667

Interest expense                                  (310)               -           (471)
Interest expense - Raymark                         -                  -            (70)
Reorganization items                              (385)             99,996         -
Other income, net                                  289                             318
(Loss) income before provision for asbestos
  litigation, provision for environ-
  mental and other claims, income taxes
  minority interest and extraordinary items     (3,327)             99,996       6,444
Provision for environmental and other claims       -                  -       (447,750)
Provision for asbestos litigation                  -                  -     (6,760,000)
(Loss) income before income taxes, minority
  interest and extraordinary items              (3,327)             99,996  (7,201,306)
Income tax benefit (provision)                   1,238             (29,377)    137,761
(Loss) income before minority
  interest and extraordinary items              (2,089)             70,619  (7,063,545)

Minority interest                                 (306)                -          (283)

(Loss) income before extraordinary items        (2,395)             70,619  (7,063,828)
Extraordinary items, net of tax of $135,977        -             6,922,923         -
Net (loss) income                             $ (2,395)        $ 6,993,542 $(7,063,828)

Basic loss per share                          $   (.06)             (a)    $ (2,023.70)

Diluted loss per share                        $   (.06)             (a)    $ (2,023.70)

(a) Earnings per share is not meaningful for the one-day results.

The accompanying notes are an integral part of these statements.

*Restated

                           RAYTECH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share data)
                               (unaudited)

                                                                   Predecessor Company
                                                             For the Period
                                         Successor Company   January 1, 2001 For the Period
                                           for the Period      to April 2,    Jan. 3, 2000
                                           April 3, 2001 to        2001*       to July 2,
                                            July 1, 2001      (See Note B)        2000
Net Sales                                   $  50,561           $ 55,205    $    128,597
Cost of sales                                 (45,998)           (43,811)        (95,664)

       Gross profit                             4,563             11,394          32,933

Selling and administrative expenses            (7,484)             (7,742)       (16,891)

       Operating (loss)                        (2,921)             3,652          16,042

Interest expense                                 (310)              (374)           (980)
Interest expense - Raymark                        -                  (70)           (140)
Reorganization items                             (385)            99,996
Other income, net                                 289                290             628
(Loss) income before provision for asbestos
  litigation, provision for environ-
  mental and other claims, income taxes,
  minority interest and extraordinary items    (3,327)           103,494          15,550
Provision for environmental and other claims      -                  -          (447,750)
Provision for asbestos litigation                 -                  -        (6,760,000)
(Loss) income before income taxes, minority
  interest and extraordinary items             (3,327)           103,494      (7,192,200)
Income tax benefit (provision)                  1,238            (30,846)        133,936
(Loss) income before minority
  interest and extraordinary items             (2,089)            72,648      (7,058,264)

Minority interest                                (306)              (314)           (744)

(Loss) income before extraordinary items       (2,395)            72,334      (7,059,008)
Extraordinary items, net of tax of $135,977       -            6,922,923             -
Net (loss) income                           $  (2,395)        $6,995,257     $(7,059,008)

Basic (loss) earnings per share             $    (.06)        $ 1,778.88     $ (2,025.12)

Diluted (loss) earnings per share           $    (.06)        $ 1,772.62     $ (2,025.12)

The accompanying notes are an integral part of these statements.

*Restated

                            RAYTECH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                                                   Predecessor Company
                                          Successor Company  For the Period  For the Period
                                           for the Period    January 1, 2001  Jan. 3, 2000
                                           April 3, 2001 to    to April 2,    to July 2,
                                             July 1, 2001*        2001*          2000

Cash flows from operating activities:
  Net (loss) income                          $  (2,395)       $ 6,995,257     $(7,059,008)
    Adjustments to reconcile net (loss)
      income to net cash provided
      by (used in) operations:
    Deferred income tax                             (3)            29,395        (140,470)
    Depreciation and amortization                3,951              3,382           6,385
    Reorganization items:
      Fresh-start adjustments                      -              (99,996)            -
    Extraordinary items                            -           (6,922,923)            -
    Provision for asbestos litigation,
      environmental and other claims               -                  -         7,207,750
    Income applicable to minority interest,
      net of dividends                             306                314             744
    Changes in operating assets and
      liabilities and other items                8,323             (7,918)            325
    Net cash provided by (used in)
      operating activities                      10,182             (2,489)         15,726

Cash flow from investing activities:
  Capital expenditures                          (3,370)            (2,717)         (6,831)
  Proceeds on sales of property,
    plant and equipment                             35                 10              84
    Net cash used in investing activities       (3,335)            (2,707)         (6,747)

Cash flow from financing activities:
  Cash overdraft                                   -                 (371)           (993)
  Net (payments) borrowings under line of
      credit agreement                            (381)             1,544             -
  Net proceeds (payments) on short-term
     borrowings                                    (27)               569          (4,822)
  Principal payments on long-term borrowings      (372)              (482)           (186)
  Proceeds from long-term borrowings                36                 32             403
  Net payments on borrowings from Raymark          -                 (703)         (3,404)
  Proceeds from exercise of stock options           19                -               105
    Net cash (used in) provided by
      financing activities                        (725)               589          (8,897)

Effect of exchange rate changes on cash            (60)               (78)            (40)

Net change in cash and cash equivalents          6,062             (4,685)             42

Cash and cash equivalents at
  beginning of period                            9,232             13,917          10,746
Cash and cash equivalents at end of period    $ 15,294            $ 9,232        $ 10,788

The accompanying notes are an integral part of these statements.

*Restated

                           RAYTECH CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (in thousands, except shares)
                               (unaudited)

PREDECESSOR COMPANY:

                                                Retained     Accumulated  Treasury Shares
                                   Additional   Earnings       Other         At Cost
                            Common   Paid in  (Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit)       Loss         Shares)     Total
Balance,
 January 2, 2000          $ 5,613  $ 70,564     $ 9,337      $  (165)      $(4,561)     $80,788

Comprehensive loss:
  Net loss                                   (7,059,008)                             (7,059,008)
  Changes during
   the period                                                   (540)                      (540)

Total comprehensive loss                     (7,059,008)        (540)                (7,059,548)
Stock options exercised
  (38,409 shares)              38        67                                                 105

Balance,
  July 2, 2000            $ 5,651  $ 70,631 $(7,049,671)     $  (705)      $(4,561) $(6,978,655)


Balance,
 December 31, 2000        $ 5,651  $ 70,631  $(7,049,641)    $ (1,218)     $(4,561) $(6,979,138)

Comprehensive income:
  Net income                                   6,995,257                              6,995,257
  Changes during
   the period                                                    (284)                     (284)

Total comprehensive
  income                                       6,995,257         (284)                6,994,973
Reorganization             35,870    46,200       54,384        1,502        4,561      142,517

Balance,
 April 2, 2001*           $41,521  $116,831   $      -       $    -        $   -     $  158,352


SUCCESSOR COMPANY:

Balance,
  April 2, 2001           $41,521  $116,831   $      -       $    -        $   -     $  158,352

Comprehensive income:
  Net loss                                        (2,395)                                (2,395)
  Changes during
   the period                                                    (670)                     (670)

Total comprehensive
  income                                          (2,395)        (670)                   (3,065)
Stock options exercised
  (6,596)                       7        12                                                  19

Balance,
 July 1, 2001*           $ 41,528  $116,843   $   (2,395)     $  (670)    $    -      $ 155,306

The accompanying notes are an integral part of these statements.
*Restated

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

     As a result of the Court rulings recited above, in October, 1998 Raytech reached a tentative settlement with its creditors for a consensual plan of reorganization (the "Plan"), providing for all general unsecured creditors including all asbestos and environmental claimants to receive 90% of the equity in Raytech in exchange for their claims. In addition, any and all refunds of taxes resulting from the implementation of the Plan would be paid to an asbestos personal injury trust (the "PI Trust") established under the Bankruptcy Code. The existing equity holders in Raytech would retain 10% of the equity in Raytech.

     As a result of the final estimation of claims, Raytech recorded asbestos claims of $6.76 billion, Government claims of $431.8 million, pension liability claims of $16 million and retiree benefit claims of $2.5 million during 2000. The total estimated amount of allowed claims was $7.2 billion.

     On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. All conditions under the confirmation of the Plan were subsequently met, and the Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. On the Effective Date, the Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash is payable to the allowed claimants and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes resulting from the implementation of the Plan. The shares issued are exempt from registration pursuant to the Bankruptcy Code; however, shares issued to the PI Trust have restrictions on resale NOTE A, continued


as a result of the high percentage of ownership in Raytech. In addition, Raytech has recorded the liability for the Raymark pension plan claim though the outcome of this claim is still subject to final Court decision. It has been represented to Raytech that the retiree benefit claim will be assumed by Raymark. Settlement of the Raymark claims resulted in cancellation in full of the Raymark debt and accrued interest of $12.0 million and a commitment of Raytech to backstop the Raymark Trustee for professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. Also, on the Effective Date, the Board of Directors was increased to nine with one appointed by the equity committee and the remaining directors appointed by the unsecured creditors' committee.


NOTE B - Condensed Consolidated Financial Statements

     These condensed unaudited consolidated financial statements (successor and predecessor company) have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech as of July 1, 2001 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature except for those relating to reorganization and fresh-start adjustments (see Note C). The Effective Date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes, the Company has accounted for the reorganization and fresh-start adjustments on April 2, 2001, which is the first day after the Company's first quarter for fiscal 2001. All financial information prior to that date is presented as pertaining to the Predecessor
Company while all financial information after that date is presented as pertaining to the Successor Company. April 2, 2001 is the only day subsequent to the Company's first quarter that relates to the Predecessor Company, and the remaining days in the period from April 3, 2001 to July 1, 2001 relate to the Successor Company. Consequently, after giving effect to the reorganization and fresh-start adjustments, the financial statements of the Successor Company are not comparable to those of the Predecessor Company. For financial reporting purposes, the results of the Predecessor Company and the Successor Company cannot be combined. Accordingly, the Statements of Operations include the results of the reorganization and fresh-start adjustments for the one day, April 2, 2001, and for the period January 1, 2001 to April 2, 2001 as Predecessor Company information. The year-end condensed consolidated historic balance
NOTE B, continued


sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended December 31, 2000. Interim results are not necessarily indicative of the results for the full year.

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

     The reorganization value of the Successor Company was determined based on the equity value (which represents enterprise value less debt) of the Successor Company plus the Successor Company's outstanding liabilities. The reorganization value is approximately $324 million, which was approximately $35 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less liabilities. Such excess is classified as goodwill in the accompanying Condensed Consolidated Balance Sheet and is being accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note M).

     To facilitate the calculation of the equity value of the Successor Company, the Company developed a set of financial projections. Based on these financial projections, the equity value was determined by the Company, with the assistance of a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of NOTE C, continued


comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and
(iii) a calculation of the present value of the future cash flows under the projections. The estimated equity value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The total equity value as of the Effective Date was determined to be approximately $158 million.

     The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to the Company's Condensed
Consolidated Balance Sheet as of April 2, 2001:

Note C, continued



                           Adjustments to Record
                Effectiveness of the Plan of Reorganization
                              (in thousands)




                                Predecessor                                 Reorganized
                               Balance Sheet  Reorganization  Fresh-Start  Balance Sheet
                               April 2, 2001    Adjustments   Adjustments  April 2, 2001

ASSETS
Current assets
  Cash and cash equivalents      $  11,732      $  (2,500)(a)  $             $   9,232
  Trade accounts receivable         29,207                                      29,207
  Inventories                       32,590                         5,923 (b)    38,513
  Income taxes receivable              -           37,877 (c)                   37,877
  Other current assets               7,759          2,500 (a)     (2,381)(f)     7,878
      Total current assets          81,288         37,877          3,542       122,707

Net property, plant and
  equipment                         82,138                        30,823 (d)   112,961
Goodwill                            18,923                        15,844 (e)    34,767
Other intangible assets                375                        39,316 (g)    39,691
Deferred income taxes              137,202        (99,341)(f)(c) (27,308)(f)    10,553
Other assets                         2,957                                       2,957
Total assets                     $ 322,883     $  (61,464)     $  62,217     $ 323,636


Note C, continued

                           Adjustments to Record
                Effectiveness of the Plan of Reorganization
                              (in thousands)

                                Predecessor                                 Reorganized
                               Balance Sheet  Reorganization  Fresh-Start  Balance Sheet
                               April 2, 2001    Adjustments   Adjustments  April 2, 2001
LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt  $      12,144  $                $            $ 12,144
  Raymark debt                        10,709      (10,709)(h)                    -
  Current portion of pension
    obligations                          353        8,500 (j)       134 (k)    8,987
  Accounts payable                    14,220        2,500 (a)                 16,720
  Accrued liabilities                 20,501         (275)(i)                 20,226
  Payable to PI Trust                    -         37,877 (c)                 37,877
    Total current liabilities         57,927       37,893           134       95,954

Liabilities subject to
  compromise                       7,211,433   (7,211,433)(j)                     -
Long-term debt                         8,536                                   8,536
Pension obligations                    1,636       10,000 (j)    (6,916)(k)    4,720
Postretirement benefits
  other than pensions                 13,404                     (1,308)(k)   12,096
Deferred payable to the PI Trust         -         36,636 (c)                 36,636
Other long-term liabilities            7,654                       (312)(f)    7,342
Total liabilities                  7,300,590   (7,126,904)       (8,402)     165,284

 Total shareholders'
      (deficit) equity            (6,977,707)   7,065,440 (l)    70,619 (m)  158,352
Total liabilities and
  shareholders' (deficit) equity $   322,883  $   (61,464)     $ 62,217     $323,636

Note C, continued


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

NOTE C, continued

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

NOTE D - Reorganization Items

Reorganization income (expense) included in the accompanying Consolidated Statements of Operations consist of the following items:

                                  Successor Company  Predecessor Company
                                   for the Period
                                  April 3, 2001 to           for
                                    July 1, 2001         April 2, 2001

       Fresh-start adjustments         $   -             $ 99,996
       Professional fees                 (385)                -

                                       $ (385)           $ 99,996

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


NOTE E - Extraordinary Items

   As a result of the consummation of the Plan, the Company recognized an extraordinary gain of the debt discharge on April 2, 2001 as follows:

   Settlement of liabilities subject
        to compromise                              $ 7,211,433
    Assumption of pension-related obligations          (18,500)
    Settlement of Raymark debt                          11,984
    Cash payment to the PI Trust                        (2,500)
    Back-stop settlement with Raymark                   (1,000)
    Issuance of common stock                          (142,517)
        Sub-total                                    7,058,900
    Tax expense                                       (135,977)
        Extraordinary gain on debt discharge       $ 6,922,923


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


NOTE G - Property, Plant and Equipment


   Property, plant and equipment - net consists of the following

                                            Successor      Predecessor
                                             Company         Company
                                           July 1, 2001    Dec. 31, 2000

   Land                                     $  3,852        $   1,688
   Buildings and improvements                 28,450           31,170
   Machinery and equipment                    74,073          149,739
   Capital leases                                731              764
   Construction in progress                    8,046            6,298
                                              115,152          189,659
      Less:  accumulated depreciation          (3,395)        (106,954)

   Net property, plant and equipment       $ 111,757        $  82,705

 In connection with the implementation of fresh-start reporting, the Company adjusted the value of property, plant and equipment to reflect the fair values of the assets by an independent appraisal.

Note H - Earnings Per Share

                                                                  Predecessor Company
                                          Successor Company             for the Period
                                           for the Period        for     April 3, 2000
                                           April 3, 2001 to     April 2,    to July 2,
                                             July 1, 2001         2001         2000

Basic EPS Computation
Numerator:
  Net loss                                 $      (2,395)                 $(7,063,828)

Denominator:
  Weighted average shares                     41,521,924                    3,480,904
  Stock options exercised                          2,964                        9,655
  Adjusted weighted average shares            41,524,888                    3,490,559

Basic loss per share                       $        (.06)         (a)     $ (2,023.70)



Diluted EPS Computation

Numerator:
  Net loss                                $      (2,395)                  $(7,063,828)

Denominator:
  Weighted average shares                    41,521,924                     3,480,904
  Stock options exercised                         2,964                         9,655

  Adjusted weighted average shares           41,524,888                     3,490,559

Diluted loss per share                    $        (.06)          (a)      $(2,023.70)

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




NOTE H, continued

                                                            Predecessor Company
                                    Successor Company   For the Period  For the Period
                                     for the Period     January 1, 2001  Jan. 3, 2000
                                    April 3, 2001 to      to April 2,    to July 2,
                                       July 1, 2001          2001           2000
Basic EPS Computation

Numerator:
  (Loss) income before
    extraordinary items               $    (2,395)      $    72,334       $(7,059,008)
  Extraordinary items                         -           6,922,923               -
  Net (loss) income available
    (attributable) to common
    shareholders                      $    (2,395)      $ 6,995,257       $(7,059,008)

Denominator:
  Weighted average shares              41,521,924         3,519,313         3,480,904
  Weighted average shares issued
    as a result of reorganization             -             413,072               -
  Stock options exercised                   2,964               -               4,827
  Adjusted weighted average shares     41,524,888         3,932,385         3,485,731

Basic (loss) earnings per share:
  (Loss) income before
    extraordinary items               $      (.06)      $     18.39      $  (2,025.12)
  Extraordinary items                         -            1,760.49               -
  Net (loss) income                   $      (.06)      $  1,778.88      $  (2,025.12)


NOTE H, continued


                                                            Predecessor Company
                                    Successor Company   For the Period  For the Period
                                    for the Period     January 1, 2001  Jan. 3, 2000
                                  April 3, 2001 to      to April 2,    to July 2,
                                       July 1, 2001          2001           2000



Diluted EPS Computation

Numerator:
  (Loss) income before
    extraordinary items               $    (2,395)      $    72,334       $(7,059,008)
  Extraordinary items                         -           6,922,923               -
  Net (loss) income available
    (attributable) to common
    stockholders                      $    (2,395)      $ 6,995,257       $(7,059,008)

Denominator:
  Weighted average shares              41,521,924         3,519,313         3,480,904
  Weighted average shares issued
    as a result of reorganization                           413,072
  Stock options exercised                   2,964               -               4,827
  Dilutive potential common shares            -              13,897               -

  Adjusted weighted average shares
    and equivalents                    41,524,888         3,946,282         3,485,731

Diluted (loss) earnings per share:
  (Loss) income before
     extraordinary items              $      (.06)       $    18.33       $ (2,025.12)
  Extraordinary items                         -            1,754.29               -
  Net (loss) income                   $      (.06)       $ 1,772.62       $ (2,025.12)

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

   The Wet Friction segment produces specialty engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company markets its products to automobile original equipment manufacturers heavy duty original equipment manufacturers, as well as farm machinery, mining, truck and bus manufacturers.

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

Information relating to operations by industry segment follows:


NOTE I, continued

OPERATING SEGMENTS
                                                                Predecessor Company
                                       Successor Company                  For the Period
                                        for the Period         for        April 3, 2000
                                        April 3, 2001 to     April 2,       to July 2,
                                         July 1, 2001          2001           2000
Wet Friction
Net sales to external customers           $ 30,911              -         $    38,880
Intersegment net sales (1)                   1,701              -               3,435
Total net sales                           $ 32,612              -         $    42,315
Operating profit (2)                      $  2,005              -         $     4,820

Aftermarket
Net sales to external customers           $ 12,215              -         $    14,971
Intersegment net sales (1)                     -                -                   4
Total net sales                           $ 12,215              -         $    14,975
Operating profit (2)                      $  1,983              -         $     2,646

Dry Friction
Net sales to external customers           $  7,435              -         $     7,271
Intersegment net sales (1)                      21              -                 232
Total net sales                           $  7,456              -         $     7,503
Operating profit (loss) (2)               $    445              -         $       (72)

Corporate

Operating (loss) profit before provision
  for asbestos litigation,
  environmental and other claims          $ (7,760)        $ 99,996       $      (950)
Provision for asbestos litigation,
  environmental and other claims               -                -          (7,207,750)

Operating (loss) profit (2,3)             $ (7,760)        $ 99,996       $(7,208,700)

Total Segments
Net sales to external customers           $ 50,561              -         $    61,122
Intersegment net sales (1)                   1,722              -               3,671
Total net sales                           $ 52,283              -         $    64,793

Consolidated operating (loss) profit      $ (3,327)        $ 99,996       $(7,201,306)

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

Note I, continued

OPERATING SEGMENTS                                                  Predecessor Company
                                          Successor Company   For the Period For the Period
                                           for the Period       Jan. 1, 2001   Jan. 3, 2000
                                           April 3, 2001 to       April 2,    to July 2,
                                             July 1, 2001           2001         2000
Wet Friction
Net sales to external customers              $ 30,911           $ 34,073   $    82,929
Intersegment net sales (1)                      1,701              2,974         6,572
Total net sales                              $ 32,612           $ 37,047   $    89,501
Operating profit (2)                         $  2,005           $  1,327   $    11,182

Aftermarket
Net sales to external customers              $ 12,215           $ 13,101   $    29,988
Intersegment net sales (1)                        -                   10            12
Total net sales                              $ 12,215           $ 13,111   $    30,000
Operating profit (2)                         $  1,983           $  2,109   $     5,245

Dry Friction
Net sales to external customers              $  7,435           $  8,031   $    15,680
Intersegment net sales (1)                         21                116           548
Total net sales                              $  7,456           $  8,147   $    16,228
Operating profit (2)                         $    445           $    754   $       937

Corporate

Operating (loss) profit before
  provision for asbestos litigation,
  environmental and other claims             $ (7,760)          $ 99,304   $    (1,814)
Provision for asbestos litigation,
  environmental and other claims                  -                  -      (7,207,750)

Operating (loss) profit (2,3)                $ (7,760)          $ 99,304   $(7,209,564)

Total Segments
Net sales to external customers              $ 50,561           $ 55,205   $   128,597
Intersegment net sales (1)                      1,722              3,100         7,132
Total net sales                              $ 52,283           $ 58,305   $   135,729

Consolidated operating (loss) profit         $ (3,327)          $103,494   $(7,192,200)

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

    The effective tax rate for the twenty-six-week and thirteen-week periods ended July 2, 2000 was 42%, excluding the valuation allowance recorded against the deferred tax benefit with respect to the Liabilities Subject to Compromise recorded during those periods. This rate differs from the U.S. federal statutory tax rate primarily due to the effects of state and foreign taxes.
         The Company has in process an Internal Revenue Service tax audit for the fiscal years 1996 through 1999. The IRS has proposed disallowance of $9.9 million of bankruptcy related costs from 1996 through 1998, which are included in the indemnification agreement with Raymark. The Company has deducted approximately $14.0 million of such

Note J, continued

costs during the period under audit and continues to believe these costs are deductible. The ultimate resolution of the Company's liability, if any, is dependent on the interpretation of a complex set of facts and applicable legal precedents. While the Company and its advisors believe the Company's applicable legal precedents. While the Company and its advisors believe the Company's position is supported by the facts and the weight of the legal precedents, it is reasonably possible, through a different factual analysis and application of countervailing legal authority, that a final determination could be adverse to the Company. As such, the Company intends to contest the proposed disallowance and has not recorded any related provisions. Should the IRS ultimately prevail in its claim, any adjustment related to prior year taxes would be offset by a reduction in the amounts payable to the PI Trust.


NOTE K - Litigation


    The Company is subject to certain legal matters that have arisen in the ordinary course of business, which management expects would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. In addition, the Company is involved in the following litigation.

    In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC is preparing a plan for implementing and carrying out the cleanup Order. Based on preliminary assessments, the

NOTE K, continued

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

NOTE K, continued


business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order was amended several times and became a preliminary injunction, which remains in effect. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment was filed by the plaintiffs and was ruled upon in part in March 2000 but was subject to proof of standing to file the claim. On March 30, 2001, the Court granted plaintiff's motion for reconsideration and ruled on summary judgment that as of May 1997 Raymark was insolvent and that defendants (Smith, et al.) as fiduciaries owed a duty to Raymark's creditors. The Court further ruled that the transfer of $8.5 million of funds, specifically earmarked for tort claims, to Smith related entities was a breach of that fiduciary duty, was a fraudulent transfer and was an unjust enrichment to the Smith family. Pending final judgment on the ruling, the Court ordered the parties to attempt to settle the litigation which has failed. Accordingly, the Court has set trial on the remaining issues in the case to November 2001 after which final judgment will be rendered. All litigation costs in this case will be supported by Raytech pursuant to the Settlement Agreement with Raymark of April 2001 referred to in Note A above.



NOTE L - Liquidity


    In connection with the bankruptcy proceedings, Raytech assumed the liability of $11.2 million for underfunded Raymark pension plans. The pension plans have a current unfunded liability of $8.5 million, of which $6.5 million is due and payable on September 16, 2001 and $2.0 million is due and payable within the next year. There could also be interest and penalties owing to the Internal Revenue Service.


NOTE L, continued


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


NOTE M - Goodwill and Other Intangible Assets


    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after
June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years.
As discussed in Note C, the Company adopted fresh-start reporting as described in the American Institute of CertifiedPublic Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bank-ruptcy Code." SOP 90-7 indicates any change in accounting principles that will be required within the twelve months following the adoption of fresh-start reporting should be adopted at that time. Accordingly, the Company has adopted SFAS No. 141 and No. 142 as of April 3, 2001. All intangible assets and goodwill have been valued at fair value as of the date of fresh-start reporting.

                                    Successor Company          Predecessor Company
                                      July 1, 2001              December 31, 2000
                                  Gross                        Gross
                                 Carrying    Accumulated      Carrying   Accumulated
                                  Amount     Amortization      Amount    Amortization
Finite life intangible assets:
  Unpatented technology          $ 16,262        $ 485         $    -      $    -
  Distribution base                 5,716           71              -           -
    Sub-total                      21,978        $ 556              -           -

Indefinite life intangible
  assets:
  Trademarks                       17,713                           -           -

Goodwill                           34,767                        21,620       2,121

Intangible assets, net           $ 73,902                      $ 19,499

The weighted-average amortization periods for the unpatented technology and the distribution base are 8 and 20 years, respectively.
Amortization expense for the period from April 3, 2001 to July 1, 2001 amounted to $556. Estimated annual amortization expense is as follows:



NOTE M, continued


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

NOTE N - Restatement


     Subsequent to the filing of the Form 10-Q for the period ended July 1, 2001, it was determined that the accounting treatment of certain tax issues related to the Plan of Reorganization (the "Plan") of Raytech Corporation and the adoption of Fresh-Start accounting in accordance with the Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," required revisions. The Plan is discussed in detail in Note A to the Unaudited Consolidated Condensed Financial Statements. The Company has prepared this Form 10-QA to reflect the adjustments needed to amend the financial statements for the period ended July 1, 2001.

         The most significant adjustment was the result of accounting for certain tax benefits that arise from the recognition of certain liabilities relating to the Plan of Reorganization. The Tax Refund Assignment Agreement provides that the tax benefits derived from the issuance of the shares pursuant to the Plan, as well as any other tax benefits resulting from the implementation of the Plan, will be assigned to the Personal Injury Trust (PI Trust). The payments relating to the Plan consist of the cash payment of $2.5 million to the allowed claimants, the assumption of the liability for the Raymark Pension Plans of $11.2 million and the commitment to backstop the Raymark Trustee for $1 million. In preparing the Form 10-Q for the period ended July 1, 2001, the Company did not recognize the tax benefits resulting from these liabilities as being assigned to the PI Trust. The effect of recording the adjustments to account for the tax benefits as payables to the PI Trust on the statement of operations for the one-day period April 2, 2001, resulted in a decrease in the extraordinary gain as a result of the emergence from bankruptcy and an increase in fresh-start adjustments of approximately $ 5 million. Further, the effect of these adjustments increased goodwill by $5 million, increased deferred tax assets by $3.4 million and increased the deferred payable to the PI Trust by $8.5 million.

         In addition, a revision was required in the shares outstanding in the amount of approximately 8 thousand shares. As shown in the 10-QA, the shares outstanding have been reduced to reflect the appropriate amount, which resulted in an increase in basic and diluted earnings per share for the period from January 1, 2001 to April 2, 2001 from $1,778.85 to $1,778.88 and from $1,772.58 to $1,772.62, respectively.


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

    Raytech Corporation recorded a net loss for the period from April 3, 2001 to July 1, 2001 of $2.4 million or $.06 per basic share as compared to a net loss of $7.064 billion or $(2,023.70) per basic share for the thirteen-week period ended July 2, 2000. In the thirteen-week period ended July 2, 2000 the Company recorded certain charges and related liabilities based on estimated asbestos-related personal injury liabilities of $6.760 billion, estimated Government's claim for certain environmental liabilities of $431.8 million and estimated liabilities for Raymark pension plans of $16 million. These were recorded as Liabilities Subject to Compromise at that time. Effective April 2, 2001, the Company recorded certain adjustments, detailed in Note C to the Unaudited Condensed Consolidated Financial Statements, relating to the emergence from bankruptcy. The Liabilities Subject to Compromise have been settled with the third party creditors in exchange for 90% of the common stock of Raytech Corporation valued at $142.5 million, a cash payment of $2.5 million, the assumption of certain pension plan obligations of Raymark Corporation and certain future tax benefits, resulting in an extraordinary gain on debt discharge for the one day, April 2, 2001, of $6.923 billion. Note A to the Unaudited Condensed Consolidated Financial Statements more fully describes this transaction.

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

Future Liquidity

    See Part II - Item 1 Legal Proceedings.

    Concurrent to the effective date of the Plan, Raytech Corporation settled the Liabilities Subject To Compromise either through the issuance of common stock, payment in cash or the assumption of a liability for $11.2 million for certain Raymark pension plans. The pension plans have a current unfunded liability of $8.5 million of which $6.5 million is due and payable on September 16, 2001, and $2.0 million is due and payable within the next year. There could also be interest and penalties owing to the Internal Revenue Service.


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

    As a result of the Court rulings recited above, in October, 1998 Raytech reached a tentative settlement with its creditors for a consensual plan of reorganization (the "Plan"), providing for all general unsecured creditors including all asbestos and environmental claimants to receive 90% of the equity in Raytech in exchange for their claims. In addition, any and all refunds of taxes resulting from the implementation of the Plan would be paid to an asbestos personal injury trust (the "PI Trust") established under the Bankruptcy Code. The existing equity holders in Raytech would retain 10% of the equity in Raytech.

    As a result of the final estimation of claims, Raytech recorded asbestos claims of $6.76 billion, Government claims of $431.8 million, pension liability claims of $16 million and retiree benefit claims of $2.5 million in 2000. The total estimated amount of allowed claims was $7.2 billion.

    On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. All conditions under the confirmation of the Plan were subsequently met, and the Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. On the Effective Date, the Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash is payable to the allowed claimants and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes resulting from the implementation of the Plan. The shares issued are exempt from registration pursuant to the Bankruptcy Code; however, shares issued to the PI Trust have restrictions on resale as a result of the high percentage of ownership in Raytech. In addition, Raytech has recorded the liability for the Raymark pension plan claim though the outcome of this claim is still subject to final Court decision. It has been represented to Raytech that the retiree benefit claim will be assumed by Raymark. Settlement of the Raymark claims resulted in cancellation in full of the Raymark debt and accrued interest of $12 million and a commitment of Raytech to backstop the Raymark Trustee for professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. Also, on the Effective Date, the Board of Directors was increased to nine with one appointed by the equity committee and the remaining directors appointed by the unsecured creditors' committee.
          In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC is preparing a plan for implementing and carrying out the cleanup Order. Based on preliminary assessments, the Company has estimated that the cost to comply with the Order will be in the range of $3 million to $6 million and has recorded a liability in the amount of $3 million. It is at least reasonably possible that the preliminary assessment of estimated costs to comply with the Order may be modified as the project progresses.

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

Date: November 14, 2001