Form 10-Q
period 2001-09-30
RAYTECH CORP
filed 2001-11-14
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended September 30, 2001, or

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

                  Yes   X              No

As of November 14, 2001, 41,528,520 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                             Page 1 of 50
                         RAYTECH CORPORATION
                                INDEX

                                                          Page Number

PART I.  FINANCIAL INFORMATION:

Item 1.   Condensed Consolidated Balance
          Sheets at September 30, 2001 (Unaudited)
          and December 31, 2000                                3

          Condensed Unaudited Consolidated Statements
          of Operations for the period July 2, 2001 to
          September 30, 2001 and the period from
          July 3, 2000 to October 1, 2000                      5

          Condensed Unaudited Consolidated Statements of
          Operations for the period from January 1, 2001
          to April 2, 2001, the period from April 3, 2001
          to September 30, 2001 and the period from
          January 3, 2000 to October 1, 2000                   6

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the period from January 1, 2001
          to April 2, 2001, the period from April 3, 2001
          to September 30, 2001 and the period from
          January 3, 2000 to October 1, 2000                   7

          Condensed Unaudited Consolidated Statements of
          Changes in Shareholders' Equity for the period
          from January 1, 2001 to April 2, 2001, the period
          from April 3, 2001 to September 30, 2001 and the
          period from January 3, 2000 to October 1, 2000       8

          Notes to Condensed Unaudited Consolidated
          Financial Statements                                 9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       31

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                   43

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   44

Item 6.   Exhibits and Reports on Form 8-K                    49

          Signature                                           50

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                             Successor     Predecessor
                                                              Company        Company
                                                           Sept. 30, 2001    Dec. 31,
At                                                            (Unaudited)       2000
ASSETS
Current assets
  Cash and cash equivalents                                  $  18,643      $  13,917
  Trade accounts receivable, net                                26,377         24,487
  Inventories                                                   30,542         33,322
  Income taxes receivable                                       37,877            -
  Other current assets                                           4,834          6,459
      Total current assets                                     118,273         78,185
Property, plant and equipment                                  116,506        189,659
  Less accumulated depreciation                                 (6,700)      (106,954)
      Net property, plant and equipment                        109,806         82,705
Intangible assets, net                                          73,346         19,499
Deferred income taxes                                           13,244        137,147
Other assets                                                     2,769          2,780
Total assets                                                 $ 317,438      $ 320,316

The accompanying notes are an integral part of these statements.


RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)(cont.)

                                                            Successor      Predecessor
                                                             Company         Company
                                                          Sept. 30, 2001     Dec. 31,
At                                                           (Unaudited)        2000
LIABILITIES
Current liabilities
  Notes payable and current portion of long-term debt        $  11,737    $    10,308
  Current portion of long-term debt - Raymark                      -           10,631
  Current portion of pension obligation                          9,104            236
  Accounts payable                                              15,508         13,070
  Accrued liabilities                                           17,257         22,538
  Payable to the PI Trust                                       37,877            -
      Total current liabilities                                 91,483         56,783
Liabilities subject to compromise                                  -        7,211,433
Long-term debt                                                   8,100          9,053
Pension obligations                                              4,926          1,714
Postretirement benefits other than pensions                     13,137         13,150
Deferred payable to the PI Trust                                36,636            -
Other long-term liabilities                                      7,982          7,321
Total liabilities                                              162,264      7,299,454
Commitments and Contingencies

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
  Cumulative preferred stock, no par value
    5,000,000 (Successor Company), 800,000 (Predecessor
    Company) shares authorized, none issued and
    outstanding                                                    -               -
  Common stock (Successor Company), par value $1.00,
    50,000,000 shares authorized, 41,528,520 issued and
    outstanding                                                 41,528            -
  Common stock (Predecessor Company), par value $1.00,
    7,500,000 shares authorized, 5,651,372 issued and
    outstanding                                                    -            5,651
Additional paid in capital                                     116,843         70,631
Accumulated deficit                                             (1,514)    (7,049,641)
Accumulated other comprehensive loss                            (1,683)        (1,218)
                                                               155,174     (6,974,577)
Less treasury shares at cost                                       -           (4,561)
      Total shareholders' equity (deficit)                     155,174     (6,979,138)
Total liabilities and shareholders' equity (deficit)        $  317,438    $   320,316

The accompanying notes are an integral part of these statements.

                       RAYTECH CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share data)
                           (unaudited)




                                          Successor Company        Predecessor Company
                                           for the Period             For the Period
                                           July 2, 2001 to            July 3, 2000 to
                                           Sept. 30, 2001             October 1, 2000

Net Sales                                    $  48,752                   $   56,755
Cost of sales                                  (39,388)                     (42,743)

       Gross profit                              9,364                       14,012

Selling and administrative expenses             (9,977)                      (7,827)

       Operating (loss) profit                    (613)                       6,185

Interest expense                                  (302)                        (609)
Interest expense - Raymark                         -                            (70)
Reorganization items                              (399)                          -
Other income, net                                  157                          412

(Loss) income before income taxes and
  minority interest                             (1,157)                       5,918
Income tax benefit (provision)                   2,371                       (2,483)
Income before minority interest                  1,214                        3,435

Minority interest                                 (333)                        (463)

Net income                                    $    881                    $   2,972

Basic earnings per share                      $    .02                    $     .84

Diluted earnings per share                    $    .02                    $     .84


The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share data)
                               (unaudited)


                                                                   Predecessor Company
                                                             For the Period
                                         Successor Company   January 1, 2001 For the Period
                                           for the Period      to April 2,    Jan. 3, 2000
                                           April 3, 2001 to        2001        to Oct. 1,
                                           Sept. 30, 2001     (See Note B)        2000
Net Sales                                   $  99,313           $ 55,205    $    185,352
Cost of sales                                 (85,871)           (43,811)       (138,407)

       Gross profit                            13,442             11,394          46,945

Selling and administrative expenses           (16,976)             (7,742)       (24,718)

       Operating (loss) profit                 (3,534)             3,652          22,227

Interest expense                                 (612)              (374)         (1,589)
Interest expense - Raymark                        -                  (70)           (210)
Reorganization items                             (784)            99,996             -
Other income, net                                 446                290           1,040
(Loss) income before provision for asbestos
  litigation, provision for environ-
  mental and other claims, income taxes,
  minority interest and extraordinary items    (4,484)           103,494          21,468
Provision for environmental and other claims      -                  -          (447,750)
Provision for asbestos litigation                 -                  -        (6,760,000)
(Loss) income before income taxes, minority
  interest and extraordinary items             (4,484)           103,494      (7,186,282)
Income tax benefit (provision)                  3,609           (30,846)        131,453
(Loss) income before minority
  interest and extraordinary items               (875)            72,648      (7,054,829)

Minority interest                                (639)              (314)         (1,207)

(Loss) income before extraordinary items       (1,514)            72,334      (7,056,036)
Extraordinary items, net of tax of $135,977       -            6,922,923             -
Net (loss) income                           $  (1,514)        $6,995,257     $(7,056,036)

Basic (loss) earnings per share             $    (.04)        $ 1,778.88     $ (2,017.78)

Diluted (loss) earnings per share           $    (.04)        $ 1,772.62     $ (2,017.78)

The accompanying notes are an integral part of these statements.

                            RAYTECH CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                                                   Predecessor Company
                                          Successor Company  For the Period  For the Period
                                           for the Period    January 1, 2001  Jan. 3, 2000
                                           April 3, 2001 to    to April 2,    to Oct. 1,
                                            Sept. 30, 2001          2001         2000

Cash flows from operating activities:
  Net (loss) income                          $  (1,514)       $ 6,995,257     $(7,056,036)
    Adjustments to reconcile net (loss)
      income to net cash provided
      by (used in) operations:
    Deferred income tax                         (2,691)            29,395        (140,470)
    Depreciation and amortization                8,117              3,382           9,527
    Reorganization items:
      Fresh-start adjustments                      -              (99,996)             -
    Extraordinary items                            -           (6,922,923)             -
    Provision for asbestos litigation,
      environmental and other claims               -                  -         7,207,750
    Income applicable to minority interest,
      net of dividends                             639                314           1,207
    Changes in operating assets and
      liabilities and other items               10,901             (7,918)           (765)
    Net cash provided by (used in)
      operating activities                      15,452             (2,489)         21,213

Cash flow from investing activities:
  Capital expenditures                          (5,039)            (2,717)         (9,367)
  Proceeds on sales of property,
    plant and equipment                             71                 10             127
    Net cash used in investing activities       (4,968)            (2,707)         (9,240)

Cash flow from financing activities:
  Cash overdraft                                   -                 (371)           (993)
  Net (payments) borrowings under line of
      credit agreement                            (209)             1,544             -
  Net (payments) proceeds on short-term
     borrowings                                   (192)               569          (7,229)
  Principal payments on long-term borrowings      (782)              (482)           (257)
  Proceeds from long-term borrowings                36                 32             653
  Net payments on borrowings from Raymark          -                 (703)         (3,975)
  Proceeds from exercise of stock options           19                -               105
    Net cash (used in) provided by
      financing activities                      (1,128)               589         (11,696)

Effect of exchange rate changes on cash             55                (78)            (81)

Net change in cash and cash equivalents          9,411             (4,685)            196

Cash and cash equivalents at
  beginning of period                            9,232             13,917          10,746
Cash and cash equivalents at end of period    $ 18,643            $ 9,232        $ 10,942

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (in thousands, except shares)
                                (unaudited)


PREDECESSOR COMPANY:

                                                Retained     Accumulated  Treasury Shares
                                   Additional   Earnings       Other         At Cost
                            Common   Paid in  (Accumulated  Comprehensive  (2,132,059
                            Stock    Capital     Deficit)       Loss         Shares)     Total
Balance,
 January 2, 2000          $ 5,613  $ 70,564     $ 9,337      $  (165)      $(4,561)     $80,788

Comprehensive loss:
  Net loss                                   (7,056,036)                             (7,056,036)
  Changes during
   the period                                                   (767)                      (767)

Total comprehensive loss                     (7,056,036)        (767)                (7,056,803)
Stock options exercised
  (38,409 shares)              38        67                                                 105

Balance,
  October 1, 2000         $ 5,651  $ 70,631 $(7,046,699)     $  (932)      $(4,561) $(6,975,910)


Balance,
 December 31, 2000        $ 5,651  $ 70,631  $(7,049,641)    $ (1,218)     $(4,561) $(6,979,138)

Comprehensive income:
  Net income                                   6,995,257                              6,995,257
  Changes during
   the period                                                    (284)                     (284)

Total comprehensive
  income                                       6,995,257         (284)                6,994,973
Reorganization             35,870    46,200       54,384        1,502        4,561      142,517

Balance,
 April 2, 2001            $41,521  $116,831   $      -       $    -        $   -     $  158,352


SUCCESSOR COMPANY:

Balance,
  April 2, 2001           $41,521  $116,831   $      -       $    -        $   -     $  158,352

Comprehensive loss:
  Net loss                                        (1,514)                                (1,514)
  Changes during
   the period                                                  (1,683)                   (1,683)

Total comprehensive
  loss                                            (1,514)      (1,683)                   (3,197)
Stock options exercised
  (6,596)                       7        12                                                  19

Balance,
 Sept. 30, 2001          $ 41,528  $116,843   $   (1,514)     $(1,683)    $    -      $ 155,174

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

       In one of the asbestos-related personal injury cases captioned Raymond A. Schmoll v. ACandS, Inc., et al. decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the
District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extended beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

       In order to stay the asbestos-related litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut.

     After several Court rulings, including an appeal to the U.S.
Supreme Court, the Schmoll case, as affirmed by the Ninth Circuit Court of Appeals, remained as the prevailing decision holding
Raytech to be a successor to Raymark's asbestos-related liabilities.

     As a result of the referenced Court rulings, in October, 1998 Raytech reached a tentative settlement with its creditors for a consensual plan of reorganization (the "Plan"), providing for all general unsecured creditors including all asbestos and environmental claimants to receive 90% of the equity in Raytech in exchange for their claims. In addition, any and all refunds of taxes resulting from the implementation of the Plan would be paid to an asbestos personal injury trust (the "PI Trust") established under the Bankruptcy Code. The existing equity holders in Raytech would retain 10% of the equity in Raytech.

     As a result of the final estimation of claims, Raytech recorded asbestos claims of $6.76 billion, Government claims of $431.8 million, pension liability claims of $16 million and retiree benefit claims of $2.5 million during 2000. The total estimated amount of allowed claims was $7.2 billion.

     On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. All conditions under the confirmation of the Plan were subsequently met, and the Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. On the Effective Date, the Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash is payable to the allowed claimants and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes resulting from the implementation of the Plan. The shares issued are exempt from registration pursuant to the Bankruptcy Code; however, shares issued to the PI Trust have restrictions on resale

NOTE A, continued


as a result of the high percentage of ownership in Raytech. In addition, Raytech has recorded the liability for the Raymark pension plan claim though the outcome of this claim is still subject to final Court decision. It has been represented to Raytech that the retiree benefit claim will be retained by Raymark. Settlement of the Raymark claims resulted in cancellation in full of the Raymark debt and accrued interest of $12.0 million and a commitment of Raytech to backstop the Raymark Trustee for professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. To date, $.85 million has been paid to the Raymark Trustee under said backstop provision. Also, on the Effective Date, the Board of Directors was increased to nine with one appointed by the equity committee and the remaining directors appointed by the unsecured creditors' committee.

     NOTE B - Condensed Consolidated Financial Statements

     These condensed unaudited consolidated financial statements (successor and predecessor company) have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech as of September 30, 2001 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature except for those relating to reorganization and fresh-start adjustments (see Note C). The Effective Date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes, the Company has accounted for the reorganization and fresh-start adjustments on April 2, 2001, which is the first day after the Company's first quarter for fiscal 2001. All financial information prior to that date is presented as pertaining to the Predecessor Company while all financial information after that date is presented as pertaining to the Successor Company. April 2, 2001 is the only day subsequent to the Company's first quarter that relates to the Predecessor Company, and the remaining days in the period from April 3, 2001 to September 30, 2001 relate to the Successor Company. Consequently, after giving effect to the reorganization and fresh-start adjustments, the financial statements of the Successor Company are not comparable to those of the Predecessor Company. For financial reporting purposes, the results of the Predecessor Company and the Successor Company cannot be combined. Accordingly, the Statement of Operations includes the results of the reorganization and fresh-start adjustments in the period January 1, 2001 to April 2, 2001 as Predecessor Company information. The year-end condensed consolidated historic balance

NOTE B, continued


sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended December 31, 2000. Interim results are not necessarily indicative of the results for the full year.

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

     The reorganization value of the Successor Company was determined based on the equity value (which represents enterprise value less debt) of the Successor Company plus the Successor Company's outstanding liabilities. The reorganization value is approximately $324 million, which was approximately $35 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets. Such excess is classified as goodwill in the accompanying Condensed Consolidated Balance Sheet and is being accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note M).

     To facilitate the calculation of the equity value of the Successor Company, the Company developed a set of financial projections. Based on these financial projections, the equity value was determined by the Company, with the assistance of a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and

NOTE C, continued


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

NOTE D - Reorganization Items

   Reorganization income (expense) included in the accompanying Consolidated Statements of Operations consist of the following items:

                           Successor Company   Successor Company
                            for the Period      for the Period     Predecessor Company
                            July 2, 2001 to    April 3, 2001 to            for
                           September 30, 2001   Sept. 30, 2001         April 2, 2001
     Fresh-start               $   -               $   -               $ 99,996
       adjustments
     Professional fees            (399)                (784)                -

                               $  (399)              $ (784)           $ 99,996

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

NOTE F - Inventories

          Net inventories consist of the following:

                           Successor Company     Predecessor Company
                             Sept. 30, 2001       December 31, 2000

         Raw material           $  7,812             $ 10,685
         Work in process           7,520                8,165
         Finished goods           15,210               14,472

                                $ 30,542             $ 33,322

   In connection with the implementation of fresh-start reporting on April 2, 2001, the Company adjusted the value of its inventories by $5.9 million on the Effective Date to their estimated selling prices less costs to complete, cost of disposal and a reasonable profit allowance for the completing and selling effort as required by fresh-start reporting. This adjustment of $5.9 million was recorded in the Statement of Operations during the second quarter of 2001 as the inventory was sold.


NOTE G - Property, Plant and Equipment


   Property, plant and equipment - net consists of the following

                                            Successor        Predecessor
                                             Company           Company
                                          Sept. 30, 2001    Dec. 31, 2000

   Land                                     $  3,854        $   1,688
   Buildings and improvements                 28,455           31,170
   Machinery and equipment                    74,452          149,739
   Capital leases                                706              764
   Construction in progress                    9,039            6,298
                                               116,506          189,659
      Less:  accumulated depreciation           (6,700)        (106,954)

   Net property, plant and equipment       $ 109,806        $  82,705

   In connection with the implementation of fresh-start reporting, the Company adjusted the value of property, plant and equipment to reflect the fair values of the assets by an independent appraisal.

NOTE H - Earnings Per Share


                                          Successor Company       Predecessor Company
                                           for the Period            for the Period
                                           July 2, 2001 to           July 3, 2000 to
                                            Sept. 30, 2001           October 1, 2000
Basic EPS Computation

Numerator:
  Net income                              $          881             $      2,972
Denominator:
  Weighted average shares                     41,521,924                3,480,904
  Stock options exercised                          6,596                   38,409
  Adjusted weighted average shares            41,528,520                3,519,313

Basic earnings per share                   $         .02             $        .84



Diluted EPS Computation

Numerator:
  Net income                              $          881              $     2,972

Denominator:
  Weighted average shares                     41,521,924                3,480,904
  Stock options exercised                          6,596                   38,409
  Dilutive potential common shares                   -                     13,756

  Adjusted weighted average shares            41,528,520                3,533,069

Diluted earnings per share                $         .02               $      .84

Options to purchase 394,943 and 493,775 shares of common stock at $4.25 were outstanding during the period from July 2, 2001 to September 30, 2001 and July 3, 2000 to October 1, 2000, respectively. In addition, options to purchase 180,059 shares of common stock at $2.75 were outstanding during the period from July 2, 2001 to September 30, 2001. These shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than average market price of the common shares.

In connection with the Plan of Reorganization, 38 million shares were issued.


                                                            Predecessor Company
                                    Successor Company   For the Period  For the Period
                                     for the Period     January 1, 2001  Jan. 3, 2000
                                    April 3, 2001 to      to April 2,    to Oct. 1,
                                     Sept. 30, 2001          2001           2000
Basic EPS Computation

Numerator:
  (Loss) income before
    extraordinary items               $    (1,514)      $    72,334       $(7,056,036)
  Extraordinary items                         -           6,922,923               -
  Net (loss) income (attributable)
    available to common
    shareholders                      $    (1,514)      $ 6,995,257       $(7,056,036)

Denominator:
  Weighted average shares              41,521,924         3,519,313         3,480,904
  Weighted average shares issued
    as a result of reorganization             -             413,072               -
  Stock options exercised                   4,800               -              16,021
  Adjusted weighted average shares     41,526,724         3,932,385         3,496,925

Basic (loss) earnings per share:
  (Loss) income before
    extraordinary items               $      (.04)      $     18.39      $  (2,017.78)
  Extraordinary items                         -            1,760.49               -
  Net (loss) income                   $      (.04)      $  1,778.88      $  (2,017.78)


                                                            Predecessor Company
                                    Successor Company   For the Period  For the Period
                                    for the Period     January 1, 2001  Jan. 3, 2000
                                  April 3, 2001 to      to April 2,    to October 1,
                                    Sept. 30, 2001          2001           2000

<s>.                                  <c>               <c>              <c>
Diluted EPS Computation

Numerator:
  (Loss) income before
    extraordinary items               $    (1,514)      $    72,334       $(7,056,036)
  Extraordinary items                         -           6,922,923               -
  Net (loss) income (attributable)
    available to common
    stockholders                      $    (1,514)      $ 6,995,257       $(7,056,036)

Denominator:
  Weighted average shares              41,521,924         3,519,313         3,480,904
  Weighted average shares issued
    as a result of reorganization                           413,072
  Stock options exercised                   4,800               -              16,021
  Dilutive potential common shares            -              13,897               -

  Adjusted weighted average shares
    and equivalents                    41,526,724         3,946,282         3,496,925

Diluted (loss) earnings per share:
  (Loss) income before
     extraordinary items              $      (.04)       $    18.33       $ (2,017.78)
  Extraordinary items                         -            1,754.29               -
  Net (loss) income                   $      (.04)       $ 1,772.62       $ (2,017.78)

Options to purchase 483,815, 487,550 and 495,020 shares of common stock at $4.25 were outstanding during the period from April 3, 2001 to September 30, 2001, January 1, 2001 to April 2, 2001 and January 3, 2000 to October 1, 2000, respectively. In addition, options to purchase 209,927 shares of common stock at $2.75 were outstanding during the period from April 3, 2001 to September 30, 2001, respectively. These shares were not included in the computation of diluted earnings per share because the option's exercise price was greater than average market price of the common shares.

In addition, the dilutive potential common shares of 37,864 options for the period from January 3, 2000 to October 1, 2000 were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

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

The Company's management reviews the performance of its business segments (Wet Friction, Dry Friction and Aftermarket) using a historical basis of accounting, which does not reflect any adjustments relating to the adoption of fresh-start accounting in connection with the Company's emergence from bankruptcy. All adjustments relating to fresh-start accounting are included in the Corporate segment.

Information relating to operations by industry segment follows:

OPERATING SEGMENTS

                                       Successor Company       Predecessor Company
                                        for the Period           For the Period
                                        July 2, 2001 to          July 3, 2000 to
                                        Sept. 30, 2001           October 1, 2000
Wet Friction
Net sales to external customers           $ 29,903                    $ 36,561
Intersegment net sales (1)                   2,105                       2,890
Total net sales                           $ 32,008                    $ 39,451
Operating (loss) profit (2)               $   (709)                   $  4,042

Aftermarket
Net sales to external customers           $ 11,225                    $ 13,829
Intersegment net sales (1)                       2                           8
Total net sales                           $ 11,227                    $ 13,837
Operating profit (2)                      $  1,864                    $  2,720

Dry Friction
Net sales to external customers           $  7,624                    $  6,365
Intersegment net sales (1)                      15                         171
Total net sales                           $  7,639                    $  6,536
Operating profit (loss) (2)               $    398                    $     79

Corporate

Operating loss (2,3)                      $ (2,710)                   $   (923)

Total Segments
Net sales to external customers           $ 48,752                    $ 56,755
Intersegment net sales (1)                   2,122                       3,069
Total net sales                           $ 50,874                    $ 59,824

Consolidated operating (loss) profit      $ (1,157)                   $  5,918

(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation.
(2) The Company's management reviews the performance of its reportable segments on an operating profit basis, which consists of income (loss) before tax, minority interest and extraordinary items.
(3) Represents compensation and related costs for employees of the Company's corporate headquarters, professional fees, shareholder fees and public relations expenses, and in 2001 includes the effects of fresh-start accounting (see Note C).

OPERATING SEGMENTS                                                  Predecessor Company
                                          Successor Company   For the Period For the Period
                                           for the Period       Jan. 1, 2001   Jan. 3, 2000
                                           April 3, 2001 to     to April 2,   to Oct. 1,
                                            Sept. 30, 2001          2001         2000
Wet Friction
Net sales to external customers              $ 60,814           $ 34,073   $   119,490
Intersegment net sales (1)                      3,806              2,974         9,462
Total net sales                              $ 64,620           $ 37,047   $   128,952
Operating profit (2)                         $  1,296           $  1,327   $    15,224

Aftermarket
Net sales to external customers              $ 23,440           $ 13,101   $    43,817
Intersegment net sales (1)                          2                 10            20
Total net sales                              $ 23,442           $ 13,111   $    43,837
Operating profit (2)                         $  3,847           $  2,109   $     7,965

Dry Friction
Net sales to external customers              $ 15,059           $  8,031   $    22,045
Intersegment net sales (1)                         36                116           719
Total net sales                              $ 15,095           $  8,147   $    22,764
Operating profit (2)                         $    843           $    754   $     1,016

Corporate

Operating (loss) profit before
  provision for asbestos litigation,
  environmental and other claims             $(10,470)          $ 99,304   $    (2,737)
Provision for asbestos litigation,
  environmental and other claims                  -                  -      (7,207,750)

Operating (loss) profit (2,3)                $(10,470)          $ 99,304   $(7,210,487)

Total Segments
Net sales to external customers              $ 99,313           $ 55,205   $   185,352
Intersegment net sales (1)                      3,844              3,100        10,201
Total net sales                              $103,157           $ 58,305   $   195,553

Consolidated operating (loss) profit         $ (4,484)          $103,494   $(7,186,282)
<FN.
(1)  The Company records intersegment sales at an amount negotiated between the segments.  All intersegment sales are eliminated in consolidation.
(2)  The Company's management reviews the performance of its reportable segments on an operating profit basis, which consists of income (loss)
     before tax, minority interest and extraordinary items.
(3)  Represents compensation and related costs for employees of the Company's corporate headquarters, professional fees, shareholder fees and public relations expenses; and includes a charge in 2000 of $7.2 billion for liabilities subject to compromise (see Note A) and in 2001 the effects of the plan of reorganization and fresh start accounting (see Note C).

NOTE J - Income Taxes


    For tax reporting purposes, the Company's emergence from bankruptcy did not create a new tax reporting entity. Accordingly, the adjustments to adopt fresh-start accounting are not applicable for the Company's tax reporting. Therefore, with the exception of goodwill, these adjustments have created new deferred tax items.

    The Company's effective tax rate for the thirty-nine-week period ended September 30, 2001 is 217% and for the period July 2, 2001 through September 30, 2001 is 205%, excluding the one-day tax effect in the amount of $29.4 million relating to the Plan of Reorganization on April 2, 2001. The effective rate for the thirty-nine-week period reflects the Company's anticipated annualized rate and differs from the federal statutory tax rate for several reasons. The Company has profitable operations in certain tax jurisdictions which could not be offset by losses incurred by other operating entities in other tax jurisdictions. Further, certain losses of foreign operations did not provide a tax benefit due to limitations on the realizability of those tax attributes. In addition, there were adjustments made in the current period to properly record tax accruals relating to prior periods. And finally, there is the tax effect of expenses that are not deductible for tax purposes. The effective tax rate for the thirteen-week period ended September 30, 2001 of 205% differs from the annualized rate of 217% due to the adjustment in the current period to reflect the Company's annualized effective tax rate versus the rate used in the previous quarter.

    The Company had recorded a deferred tax asset of $2.8 billion in 2000 relating to the tax effects of the Liabilities Subject to Compromise. Based on its historical domestic taxable income, the Company expected to realize approximately $140 million of the deferred tax asset, and accordingly, it recorded a valuation allowance of $2.6 billion against the deferred tax asset to state it at its expected net realizable value. As a result of the settlement of the Liabilities Subject to Compromise for substantially less than the recorded amount of allowed claims as part of the Company's plan of reorganization, the net deferred tax amount was adjusted accordingly. As of September 30, 2001, the valuation allowance was approximately $.3 million relating to net operating loss carryforwards in certain foreign tax jurisdictions.

    The Company has in process an Internal Revenue Service tax audit for the fiscal years 1996 through 1999. The IRS has proposed disallowance of $9.9 million of bankruptcy related costs from 1996 through 1998, which are included in the indemnification agreement with Raymark. The Company has deducted approximately $14.0 million of such costs during the period under audit and continues to believe these

NOTE J, continued


costs are deductible. The ultimate resolution of the Company's liability, if any, is dependent on the interpretation of a complex set of facts and applicable legal precedents. While the Company and its advisors believe the Company's position is supported by the facts and the weight of the legal precedents, it is reasonably possible, through a different factual analysis and application of countervailing legal authority, that a final determination could be adverse to the Company. As such, the Company intends to contest the proposed disallowance and has not recorded any related provisions. Should the IRS ultimately prevail in its claim, any adjustment related to prior year taxes would be offset by a reduction in the amounts payable to the PI Trust.


NOTE K - Litigation

    The Company is subject to certain legal matters that have arisen in the ordinary course of business, which management expects would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. In addition, the Company is involved in the following litigation.

    In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC is preparing a plan for implementing and carrying out the cleanup Order. Based on preliminary assessments, the Company has estimated that the cost to comply with the Order will be in the range of $4 million to $6 million and has recorded a liability in the amount of $4 million, which includes an additional $1.3 million

NOTE K, continued


provision recorded in the third quarter of 2001. It is at least reasonably possible that the preliminary assessment of estimated costs to comply with the Order may be modified as the project progresses.

    In April 1998, Advanced Friction Materials ("AFM") redeemed 53%
of its stock from the former owner for a formulated amount of $6.044 million, $3.022 million paid at closing and the balance of $3.022 million payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, AFM withheld payment of the note as a result of the discovery of an embezzlement by the former financial manager of AFM affecting the formulated payment. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. A trial date was scheduled for August 2001. Just prior to the start of the trial, the Court ordered a mediation resulting in a settlement of the case in October 2001 providing for payment by the Company of $3.1 million and full releases of the parties. The Company expects to record approximately $1.5 million in income in the fourth quarter of 2001 in connection with the settlement. The settlement was based on recoveries in the embezzlement case and litigation costs savings.

    In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order was amended several times and became a preliminary injunction, which remains in effect. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment was filed by the plaintiffs and was ruled upon in part in March 2000 but was subject to proof of standing to file the claim. On March 30, 2001, the Court granted plaintiff's motion for reconsideration and ruled on summary judgment that as of May 1997 Raymark was insolvent and that defendants (Smith, et al.) as fiduciaries owed a duty to Raymark's creditors. The Court further ruled that the transfer of

NOTE K, continued


$8.5 million of funds, specifically earmarked for tort claims, to Smith related entities was a breach of that fiduciary duty, was a fraudulent transfer and was an unjust enrichment to the Smith family. Pending final judgment on the ruling, the Court ordered the parties to attempt to settle the litigation in April 2001, which failed causing the Court to set the trial for November 2001. Just prior to the start of the trial, the Court again urged the parties to settle resulting in negotiations and a tentative settlement. The Court vacated the trial pending completion of the settlement. All litigation costs in this case will be supported by Raytech pursuant to the Settlement Agreement with Raymark of April 2001 referred to in Note A above.


NOTE L - Liquidity

    In connection with the bankruptcy proceedings, Raytech assumed the liability of $11.2 million for underfunded Raymark pension plans. The pension plans have a current unfunded liability for the pre-2001 funding for $6.5 million. The Company is working with the Internal Revenue Service ("IRS") and the Pension Benefit Guaranty Corporation ("PBGC") to obtain a funding waiver under Revenue Procedure 94-41.
The waiver, if granted, would provide for an extended period of time for funding this pre-2001 amount of $6.5 million while keeping the annual funding going forward on a current basis. The funding required for the 2001 pension funding period would be approximately $3.3 million, the anticipated funding for the pre-2001 period amount would be approximately $1.6 million annually for five years. The total payment due through September 15, 2002 would amount to $4.9 million. In the event that the waiver from the IRS is not granted, the funding requirements for 2001 would approximate $12.3 million. The Company expects to be successful in receiving this waiver.

    The Plan also set forth a Tax Refund Assignment Agreement between the Company and the PI Trust, which provides for the tax benefits received by the Company due to the reorganization to be passed on to the PI Trust as received, subject to a holdback provision.

    Management believes that existing cash balances, availability under its existing credit facilities and cash flow from operations during 2001 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments and all obligations arising from the emergence from bankruptcy. In the event that the waiver is not obtained for the Raymark pension funding, additional borrowings may be required.

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

                                    Successor Company          Predecessor Company
                                      Sept. 30, 2001            December 31, 2000
                                  Gross                        Gross
                                 Carrying    Accumulated      Carrying   Accumulated
                                  Amount     Amortization      Amount    Amortization
Finite life intangible assets:
  Unpatented technology          $ 16,262       $  970         $    -      $    -
  Distribution base                 5,716          142              -           -
    Sub-total                      21,978       $1,112              -           -

Indefinite life intangible
  assets:
  Trademarks                       17,713                           -           -

Goodwill                           34,767                        21,620    $  2,121

Intangible assets, net           $ 73,346                      $ 19,499

The weighted-average amortization periods for the unpatented technology and the distribution base are 8 and 20 years, respectively. Amortization expense for the period from July 2, 2001 to September 30, 2001 amounted to $556 and for the period April 3, 2001 to September 30, 2001 amounted to $1,112.

Estimated annual amortization expense is as follows:


            For the year ending:

                    2001                 $ 1,670
                    2002                   2,226
                    2003                   2,226
                    2004                   2,226
                    2005                   2,226

As allowed by SFAS No. 142, trademarks and goodwill for the Successor Company will not be amortized but will be reviewed for impairment annually. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. The amount of goodwill has been assigned to each of the Company's segments. There were no changes in the carrying amount of trademarks or goodwill during the period from April 3, 2001 to September 30, 2001.

    Reported net income presented exclusive of amortization expense (including any related tax effects) recognized in prior periods relating to goodwill of the Predecessor Company would have been:

                                        Predecessor Company
                                   Period from       Period from       Period from
                                 January 1, 2001     July 3, 2000    January 3, 2000
                                to April 1, 2001    to Oct. 1, 2000  to Oct. 1, 2000
  Reported net income (loss)        $ 1,715          $  2,972          $(7,056,036)
  Add back goodwill amortization        207               207                  621
  Adjusted net income (loss)        $ 1,922          $  3,179          $(7,055,415)

  Basic earnings (loss) per share:
    Reported net income (loss)      $   .49          $    .84          $ (2,017.78)
    Goodwill amortization               .06               .06                  .18
    Adjusted net income (loss)      $   .55          $    .90          $ (2,017.60)

  Diluted earnings (loss) per share:
    Reported net income             $   .48          $    .84          $ (2,017.78)
    Goodwill amortization               .06               .06                  .18
    Adjusted net income (loss)      $   .54          $    .90          $ (2,017.60)

NOTE N - Recently Issued Accounting Pronouncements


In October 2001, the Financial Accounting Standards Board issued Financial Accounting Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of Financial Accounting Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 will be effective for the Company as of the beginning of fiscal 2002. Management is currently assessing the impact of this statement on its financial statements.

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

    As of April 2, 2001, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Effective Date of the Company's emergence from bankruptcy is considered to be the close of business on April 2, 2001 for financial reporting purposes. The periods presented prior to April 2, 2001 have been designated "Predecessor Company" and the periods subsequent to April 2, 2001 has been designated "Successor Company." In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair market values. The fair value of substantially all of the Company's long-lived assets were determined using information provided by third-party appraisers.

    Further, the Company, in accordance with SOP 90-7, has adopted those changes in accounting principles which will be required within the next twelve months. Specifically, the Company has adopted Statements of Financial Accounting Standards Nos. 141 - "Business Combinations" and 142 - "Goodwill and Other Intangible Assets" as of April 2, 2001. See Note M to the Unaudited Condensed Consolidated Financial Statements.

    The Company has determined that the most meaningful presentation of financial information would be to provide comparative analysis of the financial performance for the Successor Company for the periods July 2, 2001 through September 30, 2001 and April 3, 2001 through September 30, 2001 compared to the predecessor financial information for the periods July 3, 2000 to October 1, 2000 and April 3, 2000 through October 1, 2000, respectively. This is designated below as Successor Company discussion and analysis.
    Additionally, the Predecessor Company financial analysis detailed below provides a comparative analysis of the financial performance of Raytech Corporation for the thirteen-week periods ended April 1, 2001 and April 2, 2000.

    The adjustments relating to the recording of reorganization expenses and other fresh-start adjustments for the one-day period ended April 2, 2001 are detailed in Note C to the Unaudited Condensed Consolidated Financial Statements.

    The Company has elected not to present a comparative analysis for the thirty-nine-week periods ended September 30, 2001 and October 1, 2000 since such information in the current period would require consolidating statements of the Predecessor Company and the Successor Company. It was determined that the significance of the adjustments relating to the emergence from bankruptcy would render such an analysis not meaningful.

Successor Company Discussion and Analysis

Results of Operations for the Successor Company for the Thirteen-Week Period ended September 30, 2001 and Results of Operations for the
Successor Company for the Period April 3, 2001 to September 30, 2001

    Raytech Corporation recorded a net income of $.9 million for the thirteen-week period ended September 20, 2001 or $.02 per basic share as compared to net income of $3.0 million or $.84 per basic share for the thirteen-week period ended October 1, 2000. The change period-over-period of $2.1 million was due primarily to reduced sales volume, certain increased depreciation and amortization charges, which resulted from the reorganization and increased professional fees. The specific explanation of these items are detailed in the discussion below.

Net Sales

    Worldwide net sales for the thirteen-week period ended
September 30, 2001 of $48.8 million were $8.0 million less than the recorded amount of $56.8 million for the thirteen-week period ended October 1, 2000, a reduction of 14%. Net sales for the period from April 3, 2001 to September 30, 2001 were $99.3 million as compared to $117.9 million in the period from April 3, 2000 to October 1, 2000, a reduction of $18.6 million or 16%. The reduced sales reflect the economic effects of the poor economy in the United States and the reduced demand from both the automobile original equipment manufacturers and slower sales to the automobile aftermarket. The specific impact by business segment is detailed below.

    The Wet Friction segment reported sales of $32.0 million for the period from July 2, 2001 to September 30, 2001 compared to $39.5 million for the same period in the prior year, a reduction of $7.5 million or 19%. Sales for the period from April 3, 2001 to September 30, 2001 were $64.6 million as compared to $81.8 million in the period from April 3, 2000 to October 1, 2000, a reduction of $17.2 million or 21%. The reduced sales reflect the lower demand for our products from the automobile original equipment manufacturers reflecting the reduced sales to the end consumer and the desire of the automobile original equipment manufacturers to reduce their inventory. The reduced demand due to the economy accounts for substantially all of the sales decline for this segment.

    The Aftermarket segment reported sales of $11.2 million for the period July 2, 2001 through September 30, 2001 as compared to $13.8 million for the same period in the prior year, a reduction of $2.6 million or 19%. Sales for the period from April 3, 2001 to September 30, 2001 were $23.4 million as compared to $28.8 million in the period from April 3, 2000 to October 1, 2000, a reduction of $5.4 million or 19%. The reduced sales reflect the poor economy in the United States as consumers postpone certain automobile repairs and maintenance items. Additionally, the improved quality by the automobile original equipment manufacturers has pushed out the repair and maintenance cycle. The competition in the aftermarket has also increased due to the slowdown in sales to the original equipment manufacturers as the various parts manufacturers attempt to sell more into the aftermarket.

    The Dry Friction segment reported sales of $7.6 million in sales for the period July 2, 2001 through September 30, 2001 as compared to $6.5 million for the same period in the prior year, an increase of $1.1 million or 17%. Sales for the period from April 3, 2001 to September 30, 2001 were $15.1 million as compared to $14.0 million, an increase of $1.1 million or 8%. The increase in sales is due substantially to the improved performance at our facility in China, which produces a lower cost clutch facing, which is sold in China and other markets where cost is the deciding factor. This increase in sales in China during the thirteen-week period ended September 30, 2001 is $825 thousand over the same period in the prior year. This accounts for approximately 75% of the sales increase in the Dry Friction segment period-over-period.

Gross Profit

    The gross profit for the period July 2, 2001 through September 30, 2001 of $9.4 million represents 19% of sales for the period as compared to $14.0 million or 25% of sales for the same period in the prior year. The gross profit for the period from April 3, 2001 to September 30, 2001 of $13.4 million represents 13% of sales as compared to $28.8 million or 24% of sales for the comparable period in the prior year. The reduced gross margin in all periods reflects the impact of the reduced sales in the period-over-period of $8.0 million. The impact of the reduced sales is due to higher labor and overhead costs as a percentage of sales. The erratic actions by the automobile original equipment manufacturers in their attempts to manage inventory impacts the Company's ability to adjust labor and overhead in the most efficient manner. Cost reduction programs have been implemented at all of the facilities and additional programs are currently being reviewed. In addition, the gross margin was impacted in the period April 3, 2001 to July 2, 2001 by the adoption of fresh-start accounting through an increase in inventory costs of $5.9 million.

Selling, General and Administrative Expenses

    Selling, general and administrative (SG&A) expenses for the period July 2, 2001 through September 30, 2001 were $10.0 million as compared to $7.8 million for the same period in the prior year, an increase of $2.2 million or 28%. SG&A for the period from April 3, 2001 to September 30, 2001 was $17.0 million as compared to $16.0 million in the period April 3, 2000 to October 1, 2000, an increase of $1.0 million or 6%. The increase in SG&A period-over-period is due to efficiencies which reduced costs amounting to $.3 million offset by increases in three major areas amounting to $2.5 million as follows:
The impact of fresh start accounting, primarily in increased amortization of intangible assets of $.1 million for this quarter and the pension expenses due to the assumption of the Raymark pension plan of $.2 million, which accounts for $.3 million of the increase. The increase in professional fee expenses, primarily legal, which in the prior year were used to offset the Raymark debt (under the Raymark indemnification agreement), represents $.9 million. The other large item is an increase in the accrued expenses for an environmental issue, see Part II, Other Information, Item 1, Legal Proceedings, at the Crawfordsville, Indiana, facility. This accrual was increased $1.3 million based on updated projections for the remediation work. The increases in the third quarter of 2001 discussed above account for the majority of the increases comparing the period April 3, 2001 to September 30, 2001 with the similar period in 2000.

Interest Expense

    Interest expense for the period July 2, 2001 through September 30, 2001 was $.3 million as compared to $.7 million for the same period in the prior year, a decrease of $.4 million or 57%. Interest expense for the period April 3, 2001 to September 30, 2001 was $.6 million as compared to $1.2 million for the period April 3, 2000 to October 1, 2000, a decrease of $.6 million or 50%. The decrease in interest expense reflects the decline in interest rates period-over-period of three percentage points as the United States Federal Reserve has attempted to ease interest rates domestically as an economic stimulus. Interest rates on foreign debt have remained steady.

Operating (Loss) Profits

    The following discussion of operating results by industry segment relates to information contained in Note I - Segment Reporting in the Notes to Condensed Consolidated Financial Statements. Operating profit is income before income taxes, minority interest and extraordinary items.

    The Company recorded an operating loss of $1.2 million for the period July 2, 2001 through September 30, 2001 as compared to income of $5.9 million for the thirteen-week period ended October 1, 2000. The Company reported an operating loss of $4.5 million for the period from April 3, 2001 to September 30, 2001 as compared to profit of $12.4 million for the period April 3, 2000 to October 1, 2000.

    The Wet Friction segment recorded an operating loss of $.7 million for the period July 2, 2001 through September 30, 2001 compared to an operating profit of $4.0 million for the thirteen-week-period in the prior year or a reduction of $4.7 million. Operating profit for the period from April 3, 2001 to September 30, 2001 was $1.3 million compared to $8.9 million for the period April 3, 2000 to October 1, 2000. The reduction in gross profit reflects the reduced sales volume in this segment of $7.5 million and $17.2 million for the thirteen-week-period ended September 30, 2001 and period from April 3, 2001 to September 30, 2001, respectively, compared to similar periods in the prior year. In addition to the impact from the sales decline, the segment recorded additional expenses as follows: pricing concessions of $1.0 million, severance payments amounting to $.6 million, utility rate increases amounting to $.5 million and the impact of fresh-start reporting on inventory costs of $3.9 million during the period from April 3, 2001 to September 30, 2001.

    The Aftermarket segment recorded an operating profit of $1.9 million for the thirteen-week-period ended September 30, 2001 as compared to $2.7 million in the same period as prior year, a decrease of $.8 million. Operating profit for the period from April 3, 2001 to September 30, 2001 was $3.8 million as compared to $5.4 million in the period April 3, 2000 to October 1, 2000, a reduction of $1.6 million. The reduction is primarily due to the reduction in sales volume.

    The Dry Friction segment recorded operating profit of $.4 million for the thirteen-week-period ended September 30, 2001 as compared to $.1 million in the same period in the prior year. Operating profit for the period from April 3, 2001 to September 30, 2001 of $.8 million compared to break-even for the period April 3, 2000 to October 1, 2000. The improvement in operating profit is the result of increased sales and reductions in selling, general and administrative expenses.

Income Taxes

    For tax reporting purposes, the Company's emergence from bankruptcy did not create a new tax reporting entity. Accordingly, the adjustments to adopt fresh-start accounting are not applicable for the Company's tax reporting. Therefore, with the exception of goodwill, these adjustments have created new deferred tax items.

    The Company's effective tax rate for the thirty-nine-week period ended September 30, 2001 is 217% and for the period July 2, 2001 through September 30, 2001 is 205%, excluding the one-day tax effect in the amount of $29.377 million relating to the Plan of Reorganization on April 2, 2001. The effective rate for the thirty-nine-week period reflects the Company's anticipated annualized rate and differs from the federal statutory tax rate for several reasons. The Company has profitable operations in certain tax jurisdictions which could not be offset by losses incurred by other operating entities in other tax jurisdictions. Further, certain losses of foreign operations did not provide a tax benefit due to limitations on the realizability of those tax attributes. In addition, there were adjustments made in the current period to properly record tax accruals relating to prior periods. And finally, there is the tax effect of expenses that are not deductible for tax purposes. The effective tax rate for the thirteen-week period ended September 30, 2001 of 205% differs from the annualized rate of 217% due to the adjustment in the current period to reflect the Company's annualized effective tax rate versus the rate used in the previous quarter.

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

    The effective tax rate for the thirty-nine-week and thirteen-week periods ended October 1, 2000 was 42%, excluding the valuation allowance recorded against the deferred tax benefit with respect to the Liabilities Subject to Compromise recorded during those periods. This rate differs from the U.S. federal statutory tax rate primarily due to the effects of state and foreign taxes.

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

Liquidity and Capital Resources

    The Company's cash and cash equivalents totaled $18.6 million at September 30, 2001 compared to $13.9 million at December 31, 2000. Capital investment for the period from January 1, 2001 to September 30, 2001 totaled $7.8 million. The level of capital investment is less than originally planned due to scaling back the capital expenditure plan to reflect the reduced cash flow due to lower sales.

    As of September 30, 2001, the outstanding debt consists of the following:

                                     Current   Non-Current    Total

     Domestic bank debt             $  5,593    $  3,000    $  8,593
     Foreign bank debt                 3,009       4,885       7,894
     Leases                              113         215         328
     Total bank debt and leases        8,715       8,100      16,815
     Note to former AFM principal      3,022         -         3,022
     Total outstanding debt         $ 11,737    $  8,100    $ 19,837

The Company believes that cash provided by operations and that available from its credit facilities will provide sufficient liquidity to meet its funding requirements. The Company has additional unsecured collateral in the event additional borrowings are required.

Future Liquidity

    See Part II - Item 1 Legal Proceedings.

    Concurrent to the effective date of the Plan, Raytech settled the Liabilities Subject To Compromise either through the issuance of common stock, payment in cash or the assumption of a liability for $11.2 million for certain Raymark pension plans among other resolutions. The pension plans have a current unfunded liability for pre-2001 funding for $6.5 million. The Company is working with the Internal Revenue Service (IRS) and the Pension Benefit Guaranty Corporation (PBGC) to obtain a funding waiver under Revenue Procedure 94-41. The waiver, if granted, would provide for an extended period of time for funding this pre-2001 amount of $6.5 million while keeping the annual funding going forward on a current basis. The funding required for the 2001 pension funding period would be approximately $3.3 million, the anticipated funding for the pre-2001 period amount would be approximately $1.6 million annually for five years. The total payment due through September 15, 2002 would amount to $4.9 million. In the event that the waiver from the IRS is not granted, the funding requirements for 2001 would approximate $12.3 million. The Company expects to be successful in receiving this waiver.

    The Plan also set forth a Tax Refund Assignment Agreement between the Company and the Personal Injury Trust, which provides for the tax benefits received by the Company due to the reorganization to be passed onto the Personal Injury Trust as received, subject to a holdback provision.

    Management believes that existing cash balances, availability under its existing credit facilities and cash flow from operations during 2001 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments and all obligations arising from the emergence from bankruptcy. In the event that the waiver is not obtained for the Raymark pension funding, additional borrowings may be required.

Outlook

    The statements contained in this Outlook section are based on management's current expectations. With the exception of the historical information contained herein, the statements presented in this Outlook section are forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

    In developing the outlook for the remainder of the 2001 year, the impact on the United States and world economies from the terrorists' attack, which occurred on September 11, 2001, is unknown. The U.S. automakers have responded to the potential drop in demand with financing packages which have, through the end of October 2001, increased sales. The impact from the terrorists' attack and the retaliation by the United States will undoubtedly have an impact on the future economy; however, at this point it is not possible to quantify that impact.

    The reduced sales in 2001 in the automotive equipment market are expected to continue through the remainder of the 2001 year. Additionally, the Company expects to continue to face an increasingly competitive automotive environment and a steady state for the demand in certain agricultural machine products. Our major customers in the automotive industry face an increased competitive automotive environment which is likely to continue to limit Raytech's pricing flexibility in the near term. The Asian economic difficulties could continue to have an unfavorable effect on overall economic conditions in the U.S. and Canada, where our major customers' sales are concentrated.

    With regard to the Company's agricultural equipment operations, worldwide farm commodity prices remain at low levels. In spite of these conditions, it is expected that retail demand for agricultural equipment in 2001 will be at 2000 levels. However, the Company expects demand for certain heavy duty products will be reduced through the remainder of 2001 based on a review of its current order bank. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules are being reviewed for the remainder of 2001 to ensure the Company's production meets demand.

    The Aftermarket segment has been negatively affected by the slowing U.S. economy, which is reflected in the reporting period. The competitive pressures in this industry segment are extreme as companies attempt to gain market share. This market is expected to remain below 2000 levels for the remainder of the year.

    The Dry Friction segment continues to operate in a sluggish European environment with unemployment remaining at high levels and economic growth deteriorating from 2000 levels. Sales are expected to be near 2000 levels in terms of local currency, with lower sales reported due to unfavorable translation adjustments into U.S. dollars. The development of new market opportunities in Asia is supported through the new production facility in China. The overall Asian economy continues to be negatively affected by the weakened economies of Japan and other Asian countries. Raytech has expanded Dry Friction sales through its Chinese operations and expects to continue to enjoy growth in this market.

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

    The rates of interest on the various debt agreements at September 30, 2001 range from 2.5% to 10.8%. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure which could be created by increases in rates is not considered significant by management.

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

    In one of the asbestos-related personal injury cases captioned Raymond A. Schmoll v. ACandS, Inc., et al. decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment on the grounds stated in the District Court's opinion. The effect of this decision extended beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

    In order to stay the asbestos-related litigation, on March
10, 1989, Raytech filed a petition seeking relief under Chapter
11 of Title 11, United States Code in the United States
Bankruptcy Court, District of Connecticut.

    After several Court rulings, including an appeal to the U.S. Supreme Court, the Schmoll case, as affirmed by the Ninth Circuit Court of Appeals, remained as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

    As a result of the referenced Court rulings, in October, 1998 Raytech reached a tentative settlement with its creditors for a consensual plan of reorganization (the "Plan"), providing for all general unsecured creditors including all asbestos and environmental claimants to receive 90% of the equity in Raytech in exchange for their claims. In addition, any and all refunds of taxes resulting from the implementation of the Plan would be paid to an asbestos personal injury trust (the "PI Trust") established under the Bankruptcy Code. The existing equity holders in Raytech would retain 10% of the equity in Raytech.

    As a result of the final estimation of claims, Raytech recorded asbestos claims of $6.76 billion, Government claims of $431.8 million, pension liability claims of $16 million and retiree benefit claims of $2.5 million in 2000. The total estimated amount of allowed claims was $7.2 billion.

    On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. All conditions under the confirmation of the Plan were subsequently met, and the Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. On the Effective Date, the Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash is payable to the allowed claimants and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes resulting from the implementation of the Plan. The shares issued are exempt from registration pursuant to the Bankruptcy Code; however, shares issued to the PI Trust have restrictions on resale as a result of the high percentage of ownership in Raytech. In addition, Raytech has recorded the liability for the Raymark pension plan claim though the outcome of this claim is still subject to final Court decision. It has been represented to Raytech that the retiree benefit claim will be assumed by Raymark. Settlement of the Raymark claims resulted in cancellation in full of the Ray-mark debt and accrued interest of $12 million and a commitment of Raytech to backstop the Raymark Trustee professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. To date $.85 million has been paid to the Raymark Trustee under said backstop provision. Also, on the Effective Date, the Board of Directors was increased to nine with one appointed by the equity committee and the remaining directors appointed by the unsecured creditors' committee.
          In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC is preparing a plan for implementing and carrying out the cleanup Order. Based on preliminary assessments, the Company has estimated that the cost to comply with the Order will be in the range of $4 million to $6 million and has recorded a liability in the amount of $4 million, which includes an additional $1.3 million provision recorded in the third quarter of 2001. It is at least reasonably possible that the preliminary assessment of estimated costs to comply with the Order may be modified as the project progresses.

    In April 1998, Advanced Friction Materials ("AFM") redeemed 53% of its stock from the former owner for a formulated amount of $6.044 million, $3.022 million paid at closing and the balance of $3.022 million payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, AFM withheld payment of the note as a result of the discovery of an embezzlement by the former financial manager of AFM affecting the formulated payment. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. A trial date was scheduled for August 2001. Just prior to the start of the trial, the Court ordered a mediation resulting in a settlement of the case in October 2001 providing for payment by the Company of $3.1 million and full releases of the parties. The Company expects to record approximately $1.5 million in income in the fourth quarter of 2001 in connection with the settlement. The settlement was based on recoveries in the embezzlement case and litigation costs savings.

    In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and has enriched the Smith family by an estimated $12 million and has greatly profited their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Bankruptcy Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order was amended several times and became a preliminary injunction, which remains in effect. The reference to the Bankruptcy Court has been withdrawn, and the matter is now being litigated in the U.S. District Court in Connecticut. A motion for summary judgment was filed by the plaintiffs and was ruled upon in part in March 2000 but was subject to proof of standing to file the claim. On March 30, 2001, the Court granted plaintiff's motion for reconsideration and ruled on summary judgment that as of May 1997 Raymark was insolvent and that defendants (Smith, et al.) as fiduciaries owed a duty to Raymark's creditors. The Court further ruled that the transfer of $8.5 million of funds, specifically earmarked for tort claims, to Smith related entities was a breach of that fiduciary duty, was a fraudulent transfer and was an unjust enrichment to the Smith family. Pending final judgment on the ruling, the Court ordered the parties to attempt to settle the litigation in April 2001, which failed causing the Court to set the trial for November 2001. Just prior to the start of the trial, the Court again urged the parties to settle, resulting in negotiations and a tentative settlement. The Court vacated the trial pending completion of the settlement. All litigation costs in this case will be supported by Raytech pursuant to the Settlement Agreement with Raymark of April 2001 referred to in Note A above.

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