Form 10-K
period 2001-12-30
RAYTECH CORP
filed 2002-03-27
CIK 797917

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-K



[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     for the Fiscal Year ended December 30, 2001 or

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

                       Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2002, 41,528,520 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of these shares on the New York Stock Exchange) on such date held by non-affiliates was approximately $137.0 million.

Documents incorporated by reference:  None

                     INDEX TO RAYTECH CORPORATION
                            2001 FORM 10-K

                                PART I.

                                                                     Page
Item 1.  Business

         (a)  General Development of Business ..................     4

         (b)  Financial Information About Industry Segments ....     5

         (c)  Narrative Description of Business ................     5

              Introduction .....................................    5

              Sales Methods ....................................    6

              Raw Material Availability ........................    6

              Patents and Trademarks ...........................    6

              Competition, Significant Customers and Backlog ...    7

              Employees ........................................    8

              Capital Expenditures .............................    8

              Research and Development .........................    8

              Environmental Matters ............................    8

         (d)  Financial Information About Foreign Operations ...     9

Item 2.  Properties ............................................      10

Item 3.  Legal Proceedings .....................................      11

Item 4.  Submission of Matters to a Vote of Security Holders ...      12

                               PART II.

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ...........................      13

Item 6.  Selected Financial Data ...............................      14

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...................      16

Item 7a. Quantitative and Qualitative Disclosures About
         Market Risk ...........................................      34

                                                                   Page


Item 8.  Financial Statements and Supplementary Data ...........     35

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures ..................     93



                               PART III.

Item 10.  Directors and Executive Officers of Registrant ......      94

Item 11.  Executive Compensation ..............................      97

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management ...............................     102

Item 13.  Certain Relationships and Related Transactions ......     103

                               PART IV.

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K .................................     103

          (a)(1)  List of Financial Statements ................     103

          (a)(2)  List of Financial Statement Schedules .......     103

          (a)(3)  Exhibits ....................................     103

          (b)     Reports on Form 8-K .........................     103

          (c)     Index of Exhibits............................     104

          (d)     Index to Consolidated Financial Statements
                  and Financial Statement Schedules (reference).    105

Signatures ....................................................     107

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

        In one of the asbestos-related personal injury lawsuits decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment. The effect of this decision extended beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

        In order to stay the asbestos-related litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut.

        After several Court rulings, including an appeal to the U.S. Supreme Court, the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, remained as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

        As a result of the referenced Court rulings, in October, 1998
Raytech reached a tentative settlement with its creditors for a consensual plan of reorganization (the "Plan"), providing for all general unsecured creditors including all asbestos and environmental claimants to receive 90% of the equity in Raytech in exchange for their claims. As such, an asbestos personal injury trust (the "PI Trust") established under the Bankruptcy Code would receive approximately 84% of the equity of Raytech and the Governments and others would receive approximately 6% of the equity of Raytech. In addition, any and all refunds of taxes resulting from the implementation of the Plan would be paid to the PI Trust. The existing equity holders in Raytech were to retain 10% of the equity in Raytech.

        On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. All conditions under the confirmation of the Plan were subsequently met, and the Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. The Effective Date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes, the Company has accounted for the reorganization and fresh-start adjustments on April 2, 2001. All financial information prior to that date is presented as pertaining to the Predecessor Company while all financial information after that date is presented as pertaining to the Successor Company. Consequently, after giving effect to the reorganization and fresh-start adjustments, the financial statements of the Successor Company are not comparable to those of the Predecessor Company.

         (b)  Financial Information About Industry Segments

             The sales and operating income of Raytech by segment and its identifiable assets for the period from April 3, 2001 to December 30, 2001 (Successor Company), period from January 1, 2001 to April 2, 2001 (Predecessor Company), the year ended December 31, 2000 and the year ended January 2, 2000 are set forth herein starting on page 69.

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

         The percentage of net sales for each segment over the past three years is as follows:


                                     Successor
                                       Company            Predecessor Company
                                   for the Period     for the Period
                                  April 3, 2001 to    January 1, 2001
                                  December 30, 2001   to April 2, 2001  2000    1999
         Wet Friction operations       61%                  62%          64%      62%
         Dry Friction operations       15%                  14%          12%      13%
         Aftermarket operations        24%                  24%          24%      25%

Additional segment information is contained in the Management Discussion and Analysis section and in Note N - Notes to Consolidated Financial Statements.

             Sales Methods

             The Wet Friction operations, predominantly a domestic operation, serve the on-highway and off-highway vehicular markets by sale of its products to OEM of heavy trucks, buses, automobiles, construction and mining equipment and agricultural machinery, and through distributors supplying components and replacement parts for these vehicles. Sales to certain vehicular markets in the wet friction operation are made through a wholly-owned distributor.

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

             Patents and Trademarks

             Raytech owns a number of patents, both foreign and domestic. Such patents expire between 2002 and 2018. In the opinion of management, the business is not dependent upon the protection of any of its patents or licenses and would not be materially affected by the expiration of any of such patents and licenses.

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

                    Successor Company         Predecessor Company
                       As of and for      As of and for
                        the Period         the Period
                     April 3, 2001 to    January 1, 2001
                     December 30, 2001   to April 2, 2001   2000      1999

    Caterpillar             14.3%            13.2%          13.0%     11.9%

    DaimlerChrysler         14.0%            13.8%          15.4%     14.8%

    Ford                     8.0%             3.8%           6.9%      6.3%

Sales backlog for the Wet Friction segment at the end of 2001, 2000, and 1999 was approximately $70 million, $72 million, and $92 million, respectively. It is anticipated that current backlog will be filled in 2002.

             In the Dry Friction segment the European markets in which the Company participates are competitive with approximately two competitors in the passenger car clutch sector. Raytech is not the leader but has enhanced its competitive position in these markets, having significantly increased its market share through acquisition and restructuring. Raytech entered the Asian market with manufacturing that began in China in 1998. The markets are competitive with several Chinese and other Asian-based manufacturers competing for the business. Sales backlog at the end of 2001, 2000, and 1999 was approximately $2.7 million, $.7 million, and $.7 million, respectively. It is anticipated that current backlog will be filled in 2002.

             In the Aftermarket segment, the domestic automotive, automatic transmission sector has approximately five competitors. Here, Raytech believes that some of its competitors have greater financial resources, but its competitive position is increasing due to the customer acceptance of both its high quality and low cost product lines. The transmission filter business is competitive with approximately five competitors. Sales backlog at the end of 2001, 2000, and 1999 was approximately $2 million, $6 million, and $9 million, respectively. It is anticipated that current backlog will be filled in 2002.

             Competition in all markets served by Raytech is based on product quality, service and price. On such basis Raytech believes that it is highly competitive in all markets in which it is engaged.

             Employees

             At December 30, 2001, Raytech employed approximately 1,531 employees, compared with 1,642 employees at the end of 2000. Raytech has agreements with labor unions relating to wages, hours, fringe benefits and other conditions of employment which cover most of its production employees. The term of the labor contract at Raybestos Products Company in Crawfordsville, Indiana, is due to expire in May 2003. The term of the labor contract at Automotive Composites Company in Sterling Heights, Michigan, is due to expire in October 2004.

             Capital Expenditures

             Capital expenditures were $6.9 million for the period April 3, 2001 to December 30, 2001 (Successor Company), $3.5 million for the period January 1, 2001 to April 2, 2001 (Predecessor Company), $13.4 million for 2000 (Predecessor Company), and $23.2 million for 1999 (Predecessor Company). Capital expenditures for 2002 are projected at $17.4 million.

             Research and Development

             Research and development costs were approximately $5.3 million for the period April 3, 2001 to December 30, 2001 (Successor Company) and $1.7 million for the period January 1, 2001 to April 2, 2001 (Predecessor Company), $6.8 million in 2000 (Predecessor Company) and $7.1 million in 1999 (Predecessor Company). Separate research and development facilities are maintained at appropriate manufacturing plants for the purpose of developing new products, improving existing production techniques, supplying technical service to the business units and customers, and discovering new applications for existing products. Research and development costs for 2002 are projected at $9.1 million.

             Environmental Matters

             Various federal, state and local laws and regulations related to the discharge of potentially hazardous materials into the environment, and the occupational exposure of employees to airborne particles, gases and noise have affected and will continue to affect the Registrant's operations, both directly and indirectly, in the future. The Company's operations have been designed to comply with applicable environmental standards established in such laws and regulations. Pollution and hazardous waste controls are continually being upgraded at the existing manufacturing facilities to help to ensure environmental compliance. Expenditures for upgrading of pollution and hazardous waste controls for environmental compliance, including capital expenditures, are projected to be $.8 million for 2002. In addition, the Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company has an accrued liability of $7.4 million at December 30, 2001, which should provide for full remediation and fines in compliance with the Order. See Note W to the Consolidated Financial Statements for more details. Because environmental regulations are constantly being revised and are subject to differing interpretations by regulatory agencies, Raytech is unable to predict the long-range cost of compliance with environmental laws and regulations.
Nevertheless, management believes that compliance should not materially affect earnings, financial position or its competitive position.

         (d) Financial Information about Foreign Operations

             Financial information about the foreign operations of Raytech for the period April 3, 2001 to December 30, 2001 (Successor Company), the period January 1, 2001 to April 2, 2001 (Predecessor Company), the year ended December 31, 2000 (Predecessor Company) and the year ended January 2, 2000 (Predecessor Company) is set forth in Note N to the Consolidated Financial Statements, included herein.

Item 2.  Properties

       Raytech, through its three operating segments, has plants as follows:

       The Wet Friction operations has a Crawfordsville, Indiana, facility that is owned and consists of approximately 461,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Sterling Heights, Michigan, facility is owned and consists of approximately 111,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Liverpool, England, facility is leased and consists of 27,000 square feet of office, production, research and warehousing space. Wet friction also leases sales office space in Leverkusen, Germany and Peoria, Illinois, and has an administrative office in Indianapolis, Indiana.

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

       The Aftermarket operations has two facilities in Sullivan, Indiana, that are owned and consist of 130,000 and 37,500 square feet of office and warehousing space that is suitable and adequate to provide the capacity to meet anticipated demand of products. The capacity is underutilized, leaving space for future demand. A separate Crawfordsville, Indiana, facility is owned and consists of approximately 41,000 square feet, which is currently being evaluated for alternative uses. Aftermarket also leases sales office space in Floral Park, New York.

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

       In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance
Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. Three additional insurers have been added to the Reliance case as ordered by the District Court. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch.
RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC prepared a plan for implementation and has begun carrying out the cleanup Order. The Company has estimated that the cost to comply with the Order and related fines will be approximately $9.1 million which required an additional accrual of $5.9 million during the period from April 3, 2001 to December 30, 2001 in order to fully reserve the estimated cost. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA.

       In April 1998, Advanced Friction Materials ("AFM") redeemed 53% of its stock from the former owner for a formulated amount of $6.044 million, $3.022 million paid at closing and the balance of $3.022 million payable by note in three equal annual installments resulting in the Company attaining
100% ownership of AFM. In April 1999, AFM withheld payment of the note as a result of the discovery of an embezzlement by the former financial manager of AFM affecting the formulated payment. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. A trial date was scheduled for August 2001. Just prior to the start of the trial, the Court ordered a mediation resulting in a settlement of the case in October 2001 providing for payment by the Company of $3.1 million and full releases of the parties. The Company recorded approximately $1.5 million in income from extraordinary items (early extinguishment of debt) relating to interest accrued on the note payable that was not required to be paid in connection with the settlement.

       In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) in the U.S. District Court in Hartford, Connecticut, captioned Laureen Ryan, Trustee, et al. vs. Craig R. Smith, et al. alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and enriching the Smith family by an estimated $12 million and their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order was amended several times and became a preliminary injunction. A motion for summary judgment was filed by the plaintiffs and was ruled upon in March 2001. The Court ruled that defendants (Smith, et al.) as fiduciaries owed a duty to Raymark's creditors, that the transfer of $8.5 million of funds, specifically earmarked for tort claims, to Smith related entities was a breach of that fiduciary duty, was a fraudulent transfer and was an unjust enrichment to the Smith family. Pending final judgment on the ruling, the Court set a trial on the remaining issues for November 2001. Just prior to the start of the trial, the Court strongly urged the parties to settle resulting in negotiations and a tentative settlement causing the trial to be vacated. The settlement was completed in January 2002 and included payments of $.5 million cash and Allomatic Products Company stock held by Smith and related parties to Raymark. Allomatic Products Company is a majority-owned subsidiary of Raytech, of which Raytech owns 57%. Smith and related parties owned approximately 40% prior to the settlement with Raymark.

       In February 2002, the Committee of Equity Holders filed a motion in the U.S. Bankruptcy Court asking for the distribution of the Company's shares to the general creditors under the Plan of Reorganization to be recalculated, claiming that the equity holders received less than the required percentge of shares.
The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares, or to retire shares, in the future. This would directly impact the earnings per share calculations of the Company. A hearing on the motion has been scheduled by the Bankruptcy Court in April 2002.


Item 4.  Submission of Matters to a Vote of Security Holders.


          None






                              PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

    The Registrant's (Raytech) common stock is traded on the New York Stock Exchange under the trading symbol RAY. As of March 1, 2002, there were 1,563 holders of record of the Registrant's common stock.

    Information regarding the quarterly high and low sales prices for 2001 and 2000 and information with respect to dividends is set forth in Note O of the Consolidated Financial Statements, Part II, Item 8 hereof.

Item 6.  Selected Financial Data


Consolidated Five-Year Financial Summary

    Selected historical consolidated financial data is presented for the five fiscal years ended December 30, 2001.

    The Effective Date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes, the Company has accounted for the reorganization and fresh-start adjustments on April 2, 2001. All financial information prior to that date is presented as pertaining to the Predecessor Company while all financial information after that date is presented as pertaining to the Successor Company. Consequently, after giving effect to the reorganization and fresh-start adjustments, the financial statements of the Successor Company are not comparable to those of the Predecessor Company.

FIVE-YEAR REVIEW OF OPERATIONS
(in thousands, except per share data)

                                Successor Company                         Predecessor Company
                            As of and for the Period As of and for the Period
                                April 3, 2001 to      January 1, 2001 to
                                December 30, 2001     April 2, 2001(5)     2000          1999        1998       1997
Operating Results
  Net sales                        $    146,050       $   55,205    $   239,532     $  251,966  $  247,464  $  234,475
  Gross profit                           21,460           11,394         59,489         60,238      58,650      51,575
  Operating (loss) profit                (3,291)           3,652         27,215         27,518      26,007      26,164
  Interest expense                          873              444(3)       2,218(3)       2,279(3)    2,158(3)    3,345
  (Loss) income before
    extraordinary items                  (6,531)          72,334     (7,058,978)        16,364      16,357      15,538
  Extraordinary items                       954(6)     6,922,923            -              -           -           -
  Net (loss) income                      (5,577)       6,995,257     (7,058,978)(4)     16,364      16,357   15,538(2)

Share Data
  Basic (loss) earnings per share  $       (.13)      $ 1,778.88    $ (2,015.40)(4) $     4.76  $     4.81  $     4.76
  Weighted average shares            41,527,307        3,932,385      3,502,522      3,439,017   3,402,019   3,263,137

  Diluted (loss) earnings
    per share                      $       (.13)      $ 1,772.62    $ (2,015.40)(4) $     4.65  $     4.61  $     4.41
  Adjusted weighted average
    shares                           41,527,307        3,946,282      3,502,522      3,518,884   3,548,893   3,524,391

Balance sheet
  Total assets                     $    320,788       $  323,636    $   320,316     $  188,686  $  172,034  $  153,385
  Working capital                        28,012           26,753         21,402         11,201       5,464       7,324
  Long-term obligations                  85,410           69,330         31,238         35,055      39,002      38,639
  Liabilities subject to
    compromise(4)                           -                -        7,211,433            -           -           -
  Commitments and
    contingencies (1)                       -                -              -              -           -           -
  Total shareholders' equity
    (deficit)                           144,083          158,352     (6,979,138)        80,788      64,297      48,462

Property, plant and equipment
  Capital expenditures             $      6,939       $    3,486    $    13,399     $   23,203  $   19,754  $   20,603
  Depreciation                           10,585            3,180         11,545         10,569       9,477       8,746

Dividends declared per share       $        -         $        -    $       -       $      -    $      -    $      -

(1)  See Notes Q and W to the consolidated financial statements.
(2)  Includes the reversal of $1,519 of valuation allowance against deferred tax assets of German operations.
(3)  Includes cessation of interest accruals on Raymark note in connection with a Bankruptcy Court Order.
(4)  Includes recording of the estimated amount of allowed claims in the amount of $7.2 billion relating to asbestos personal injury, environmental and employee benefits issues.  See Note A to the consolidated financial statements.
(5)  Includes the reorganization and the adoption of fresh-start reporting as a result of the Company's emergence from bankruptcy (See Notes C and E).
(6)  Represents an extraordinary gain net of taxes of $594 as a result of a settlement of a note payable to a former AFM principal.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations and Liquidity and Capital Resources

     Raytech Corporation and its subsidiaries manufacture and distribute engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company's operations are categorized into three business segments: wet friction, dry friction and aftermarket. Additional information on these business segments is presented in Note N - Segment Reporting in the Notes to Consolidated Financial Statements.

Results of Operations, Liquidity and Capital Resources

     In April 2001, Raytech Corporation emerged from the protection of Bankruptcy Court under Chapter 11 of Title 11 of the United States Code. Raytech Corporation had been under the Chapter 11 protection since March 1989. The bankruptcy history and emergence are described in more detail in Note A to the Consolidated Financial Statements.

     As of April 2, 2001, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Effective Date of the Company's emergence from bankruptcy is considered to be the close of business on April 2, 2001 for financial reporting purposes. The periods presented prior to April 2, 2001 have been designated "Predecessor Company" and the periods subsequent to April 2, 2001 have been designated "Successor Company." In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. The fair value of substantially all of the Company's long-lived assets were determined using information provided by third-party appraisers.

     Further, the Company, in accordance with SOP 90-7, adopted those changes in accounting principles which were required within the next twelve months of the effective date. Specifically, the Company has adopted Statements of Financial Accounting Standards Nos. 141 - "Business
Combinations" and 142 - "Goodwill and Other Intangible Assets" as of April 2, 2001. See Note V to the Consolidated Financial Statements.

     The Company has determined that the most meaningful presentation of financial information would be to provide comparative analysis of the financial performance for the Successor Company for the periods April 3, 2001 through December 30, 2001 compared to the Predecessor Company for the period April 3, 2000 through December 31, 2000. This is designated below as Successor Company discussion and analysis.

     Additionally, the Predecessor Company financial analysis detailed below provides a comparative analysis of the financial performance of Raytech Corporation for the thirteen-week periods ended April 1, 2001 and April 2, 2000, as well as the comparison of fiscal year 2000 compared to 1999.

     The adjustments relating to the recording of reorganization expenses and other fresh-start adjustments for the one-day period ended April 2, 2001 are detailed in Note C to the Consolidated Financial Statements.

     The Company has elected not to present a comparative analysis for the fifty-two-week period ended December 30, 2001 since such information in the current period would require consolidating statements of the Predecessor Company and the Successor Company. It was determined that the significance of the adjustments relating to the emergence from bankruptcy would render such an analysis not meaningful.

Accounting Policies

     The Company's accounting policies are detailed in Note B - Summary of Significant Accounting Policies in the Notes to the Audit Financial Statements. The consolidated financial statements include the accounts of Raytech Corporation and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The investment by third parties in Allomatic Products Company is accounted for as minority interest in the consolidated financial statements. There are no unconsolidated entities and Raytech does not use Special Purpose Entities (SPE's). The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent liabilities made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include inventory, receivable and environmental reserves, depreciable lives of property, plant and equipment and intangible assets, pension and other postretirement and postemployment benefits, and the recoverable value of deferred tax assets.

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated or if an amount is likely to fall within a range and no amount within the range can be determined to be the better estimate, the minimum amount of the range is recorded. Remediation obligations are not recorded on a discounted basis. Reimbursements from insurance carriers relating to environmental matters are not recorded until it is probable that such recoveries will be realized. The accrual for environmental matters is discussed in this Management Discussion and Analysis under the heading Provision for Environmental and Asbestos Litigation.

Successor Company Discussion and Analysis

Results of Operations for the Successor Company for the Period April 3, 2001 through December 30, 2001 compared with the Predecessor Company for the Period April 3, 2000 through December 31, 2000

     Raytech Corporation revenues for the thirty-nine-week period ended December 30, 2001 were $146.1 million compared to $172.1 million in the same period in the prior year. Raytech Corporation recorded a net loss of $5.6 million for the 39-week period ended December 30, 2001 compared to a net loss of $7.1 billion for the same period in the prior year. The Company recorded $.13 and $2,012.64 loss per basic share for the thirty-nine-week period ended December 30, 2001 and December 31, 2000, respectively.

     In developing a comparative analysis of the thirty-nine-week periods ended December 30, 2001 and December 31, 2000, the following table sets forth the quantitative information for the two periods. The periods are unusual due to the recording of certain adjustments relating to the emergence from bankruptcy in 2001 and the recording of the significant amounts pertaining to the liabilities subject to compromise in 2000. It is important for the reader to be aware of these events in reading the comparative information.

                                                  (in thousands)
                                           Thirty-Nine-Week Period Ended
                                      December 30, 2001    December 31, 2000
                                     (Successor Company) (Predecessor Company)

   Sales                                $ 146,050           $    172,057
   Cost of sales                         (124,590)              (130,677)
   Gross profit                            21,460                 41,380
   Selling, general and
     administrative expenses              (24,782)               (23,706)
   Other                                       31                    166
   Operating (loss) profit                 (3,291)                17,840
   Interest expense                          (873)                (1,639)
   Reorganization items                      (784)                   -
   Other                                      598                  1,034
   Provision for environmental             (5,860)              (450,250)
   Provision for asbestos litigation          -               (6,760,000)
   Loss before minority interest,
     income taxes and extraordinary
     item                                 (10,210)            (7,193,015)
   Income tax benefit                       4,564                130,247
   Loss before minority interest and
     extraordinary item                    (5,646)            (7,062,768)
   Minority interest                         (885)                (1,030)
   Loss before extraordinary item          (6,531)            (7,063,798)
   Extraordinary item                         954                    -
   Net loss                              $ (5,577)           $(7,063,798)


Net Sales

     Worldwide net sales were $146.1 million for the thirty-nine-week period ended December 30, 2001 compared to $172.1 million in the same period in the prior year, a reduction of $26 million or 15%. The Wet Friction segment sales for the period of $89.6 million were lower than the prior period amount of $108.6 million by $19.0 million or 17.5%. The sales shortfall in this segment is caused by a reduction in sales in the heavy duty original equipment component of this segment as well as the automotive original equipment market. The poor economy in the United States was the primary reason for this decline. The Aftermarket segment recorded sales of $34.4 million for the thirty-nine-week period ended December 30, 2001 compared to $43.4 million for the same period in the prior year, a reduction of $9.0 million or 21%. The reduction is due to the loss of business at major customers. The Dry Friction segment recorded sales for the period of $22.0 million compared to $20.0 million for the same period in the prior year, an increase of $2.0 million or 10%. The increase was due substantially to improved production and sales through the facility in China.

     The changes in the individual segments are more fully detailed in the Business Segment section.

Gross Profit

     The gross profit for the thirty-nine-week period ended December 30, 2001 of $21.5 million is $19.9 million less than the recorded amount of $41.4 million for the same period in the prior year, a decline of 48%. The gross profit expressed as a percentage was 14.7% for the thirty-nine-week period ended December 30, 2001 compared to 24.1% for the same period in the prior year, a decline of 9.4 percentage points. The gross profit was reduced period-over-period by increased amortization of intangibles of $1.5 million and increased depreciation of $1.6 million due to the adjustments to the balance sheet accounts in applying fresh-start accounting. In addition, the gross profit for the period was reduced by $5.9 million due to the step-up in inventory value to fair value also as a consequence of applying fresh-start accounting. The sum of the aforementioned adjustments reduced gross profit by $9 million, or 21.7%, in comparison to the results for the same period in the prior year. The remaining reduction of $10.9 million (26.3%) is a result of the reduced sales period-over-period of $26 million. The 42% impact on gross margin is consistent with the historic contribution margins maintained by the Company. During the 2001 period, the Company instituted various cost reduction programs focused on reducing material and labor costs and the variable components of overhead costs. Overall the number of employees were reduced from 1,642 to 1,531, a reduction of 111 employees or 6.8%.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses for the period
April 3, 2001 through December 30, 2001 were $24.8 million compared to $23.7 million for the same period in the prior year, an increase of $1.1 million or 5%. The increase period-over-period is due in part to the increase in the amortization of intangible assets of $.2 million, which is a result of the application of fresh-start accounting. In addition, legal and professional fees for the period amounted to $2.5 million related to environmental issues, certain costs associated with the Smith litigation, other legal matters and other professional fees. Certain of these fees were historically used to offset the Raymark debt (under the Raymark indemnification agreement) in the prior period. In connection with the bankruptcy proceedings, Raytech assumed the liability for the Raymark pension plans. The pension cost for the thirty-nine-week period ended December 30, 2001 amounted to $784 thousand.
This plan was not a liability for Raytech in the same period in the prior year. These increased expenses were offset by cost reduction programs, primarily in human resources, within the traditional costs associated with SG&A.

Interest Expense

     Interest expense for the thirty-nine-week period ended December 30, 2001 totaled $.9 million compared to $1.6 million in the same period in the prior year, a decrease of $.7 million or 44%. The elimination of the Raymark debt, as a component of the Plan of Reorganization accounted for $.2 million of the decline. The remaining $.5 million was due to the reduction in the domestic borrowing rate from an average of 5.0% for the period April 3, 2001 through December 30, 2001 compared to an average borrowing rate of 9.5% for the same period in the prior year.

Reorganization Items

     In connection with the bankruptcy proceedings, Raytech incurred approximately $784 thousand in professional fees during the thirty-nine-week period ended December 30, 2001. These fees related to accounting, legal, consulting and other miscellaneous services.

Provision for Environmental and Asbestos Litigation

     The Company recorded an expense for environmental liability during the thirty-nine-week period ended December 30, 2001 of $5.9 million. The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company has an accrued liability of $7.4 million at December 30, 2001, which should provide for full remediation and fines in compliance with the Order. See Note W in the Consolidated Financial Statements for more details.

     In addition, in the thirty-nine-week period ended December 31, 2000, the Company recorded as a component of the liabilities subject to compromise an expense of $450.3 million, which consisted of $431.8 million in claims from the Federal and certain State Governments for certain environmental issues, $16 million as an estimate for the Raymark pension obligation and $2.5 million for certain claims related to other Raymark employee plans. In addition, an expense of $6.8 billion was recorded during the period to reflect the estimated claims associated with the asbestos litigation. All of the above matters were settled in conjunction with the Plan of Reorganization.

Income Tax Benefit

     For tax reporting purposes, the Company's emergence from bankruptcy did not create a new tax reporting entity. Accordingly, the adjustments to adopt fresh-start accounting are not applicable for the Company's tax reporting. Therefore, with the exception of goodwill, these adjustments have created new deferred tax items.

     The effective tax rate for the thirty-nine-week period ended December 30, 2001 was a 45% benefit compared to a 1.8% expense in the same period in the prior year.

     The effective tax rate for the year ended December 30, 2001 was 28% compared to 42% for the year ended December 31, 2000, excluding the deferred tax benefit in 2000 referred to below. In calculating the effective tax rate, the distinction between Successor Company and Predecessor Company is not relevant as explained above; therefore, the taxable income for book purposes in 2001 is $93.3 million. The income tax provision for this period is $26.3 million, hence the effective rate for the year is as noted, 28%.

     The Company's tax rate differs from the federal statutory rate of 35% due primarily to the effect of recording goodwill as part of the fresh-start adjustments, which reduced the tax rate for the period approximately 9%. Additionally, the effect of providing for certain State, foreign and other tax adjustments increased the effective rate 2%.

     In connection with the Company's emergence from bankruptcy, the Company recorded an income tax receivable and payable to the PI Trust in the amount of $38 million resulting from net operating losses arising from the transfer of stock and cash to the PI Trust carried back to 1991 through 2000. Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received, subject to a holdback provision. The Company has tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million at December 30, 2001, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses created by the reorganization, and contributions made to the Raymark pension plan. If Raytech Corporation generates losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing future operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $41.8 million at December 30, 2001.

     The Company has filed for and received in 2002 Federal tax refunds of $32 million. Pursuant to the Agreement, Raytech has paid over to the Trust $22.5 million of the refund and retained $9.6 million as required by the holdback provision of the Agreement. The Company expects to file returns relating to the $6 million due from state governments in 2002.

     The Company is under audit for 1996 through 1998, and it is anticipated the audit will be expanded through year-end 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit, or the future audit of the current year, or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

     At December 30, 2001, the Company had foreign loss carryforwards of $3,115 (Germany $1,244, China $154 and U.K. $1,717), which do not expire.
A valuation allowance has been provided against the tax benefit of the U.K. carryforwards due to uncertainty of future profitability of these operations.

     In 2000, the Company recorded a deferred tax asset of $2.767 billion relating to the tax effects of the liabilities subject to compromise. Total deferred tax assets and liabilities at December 31, 2000 amounted to $2.772 billion. Based on its historical domestic taxable income, the Company expected to realize approximately $140 million of the deferred tax asset through the ten-year carryback of the previously paid domestic taxes and the expected tax benefits during the twenty-year carryforward period. In addition, the Company has recognized a deferred tax asset in connection with German loss carryforwards. Accordingly, the Company in 2000 had recorded a valuation allowance of $2.633 billion against the deferred tax asset to state it at its expected net realizable value. The Plan became effective during 2001 and the liabilities subject to compromise were settled for less than the recorded amount of allowed claims. The net deferred tax asset was adjusted accordingly.

     The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.0 million at December 30, 2001, if all of APC's earnings were to be distributed through the distribution of dividends.

Extraordinary Item

     A note payable to the former AFM principal dated April 1998 was settled in October 2001. The settlement agreement required a payment of $3.1 million. Prior to the settlement, the Company had a note payable of $3.0 million and accrued interest of $1.6 million recorded. The Company has recorded an extraordinary gain in the fourth quarter of 2001 in the amount of $954 million net of taxes of
$594, which was comprised substantially of accrued interest.

Business Segment and Geographic Area Results

     The following discussion of operating results by industry segment and geographic area relates to information contained in Note N in the Consolidated Financial Statements. Operating profit is income before income taxes, minority interest, provision for asbestos litigation, provision for environmental and other claims and extraordinary items.

              Successor Company Net Sales by Business Segment (in thousands)

                        Wet Friction          $ 89,646
                       Aftermarket             34,382
                        Dry Friction            22,022

             Wet Friction Segment
                                                      (in thousands)
                                               Net Sales   Operating Profit
               Successor Company
               April 3, 2001 through
              December 30, 2001               $ 89,646       $ 3,387

              Predecessor Company
              April 3, 2000 through
               December 31, 2000               $108,624       $11,740

Wet Friction Segment

     Revenues decreased 17.5% percent to $89.6 million during the period
April 3, 2001 through December 30, 2001 as compared with $108.6 million in the same period in the prior year. The decline was caused primarily by the low automobile production in North America as the slow economy impacted the buying patterns of consumers. As inventory levels of automobiles increased during the period April through September 2001, production schedules at our facilities were adjusted to reflect the changes in demand. In the period October through December 2001, automobile sales increased due to favorable financing packages available to consumers. These increased sales served to reduce automobile inventory levels rather than provide for increased production at our facilities. In addition to the impact of the poor economy in the United States, the Company provided price concessions totaling $.9 million. Further, the loss of business in the automobile OEM component of the segment reflected $2.8 million of lost business due to technology changes in certain transmissions manufactured by our customer base. This reduction was offset somewhat by providing components for the new technology. Additionally, the loss of certain business to foreign production amounted to $2.4 million in reduced sales. The remaining sales decline of $12.9 million was attributed to the poor economy.

     The operating profit for the thirty-nine-week period ended December 30, 2001 of $3.4 million compared unfavorably to the $11.7 million recorded in the same period in the prior year, a reduction of $8.3 million. The sales reduction of $19.0 million for the period was the cause of the reduced operating profit. The relationship between sales and operating profit reflects a 44% decrease in operating profit as a percentage of reduced sales. The Company was able to maintain this ratio through cost reduction programs, which were implemented in a timely manner.

     Aftermarket Segment
                                                     (in thousands)
                                               Net Sales   Operating Profit
               Successor Company
               April 3, 2001 through
              December 30, 2001               $  34,382      $ 6,035

              Predecessor Company
              April 3, 2000 through
               December 31, 2000               $  43,418      $ 8,207

     The Aftermarket segment recorded sales of $34.4 million for the thirty-nine-week period ended December 30, 2001 compared to $43.4 million for the same period in the prior year, a decrease of $9.0 million or 20.7%. The decrease in sales is due to the loss of business at major customers. In addition to the poor economy, this segment lost sales due to the acquisition of a major customer by a group which was more aligned to purchasing friction products from a major competitor of Raytech. This accounted for $6.3 million in reduced sales.

Further, another major customer brought in-house the manufacturing of certain steel plate parts, which was reflected in reduced sales of $2.3 million. The remaining sales reduction of $.4 million was attributed to the poor U.S. economy.

     Operating profits for the Aftermarket segment for the thirty-nine-week period ended December 30, 2001 were $6.0 million compared to $8.2 million for the same period in the prior year, a reduction of $2.2 million or 26.8%. The Aftermarket segment reacted in a timely manner to the sales decline and reduced costs through an internal reorganization which streamlined certain distribution functions and also reduced costs in the manufacturing process.

     Dry Friction Segment

                                               (in thousands)
                                         Net Sales   Operating Profit (Loss)
          Successor Company
          April 3, 2001 through
          December 30, 2001               $ 22,022       $ 603

          Predecessor Company
          April 3, 2000 through
          December 31, 2000               $ 20,015       $ (.3)

     Revenues of $22.0 million were recorded in the thirty-nine-week period ended December 30, 2001 compared to $20.0 for the same period in the prior year, an increase of $2.0 million or 10%. The increase was due to increased sales through the operations in China, which were opened in 1998. Revenues for the China operations for the period were $4.8 million compared to $3.0 million for the same period in 2000, an increase of $1.8 million or 60%. The revenue generated through the German operation was substantially the same as in the same period in the prior year.


     The operating profits for this segment for the period of $.6 million compared to a loss in the same period in the prior year of $.3 million, an increase period-over-period of $.9 million. This improved operating profit is attributable entirely to the increased sales through the China facility.

Market Conditions and Outlook

     In developing the outlook for the 2002 year, the impact on the United States and world economies from the terrorists' attack, which occurred on September 11, 2001, is unknown. The U.S. automakers have responded to the potential drop in demand with financing packages which have, through the end of 2001, increased sales. The impact from the terrorists' attack and the retaliation by the United States will undoubtedly have an impact on the future economy; however, at this point it is not possible to quantify that impact.

     The Company's Wet Friction segment expects sales to decline in 2002 as compared to the results recorded in 2001 by an estimated 5%. The reduction reflects the continued slowdown in the automotive original equipment market as the United States economy recovers at a slow pace during 2002. Our customers in the automotive OEM are expected to continue to face competitive pressure from foreign competition from both Europe and Asia, which will provide increased pressure on the supplier base for continued cost reduction. The Company was successful in expanding its supplier position with General Motors Corporation and the new production, which will begin in the second quarter of 2002, will offset the negative effects of both pricing and the slow economy as these issues impact the Wet Friction segment. The heavy duty component of the Wet Friction segment is expected to decline in 2002 due to competitive pressure on pricing and the loss of certain business due to foreign production. The markets served by this component of the Wet Friction segment, mainly construction, mining and agriculture, are not expected to grow significantly in 2002; therefore, increased production is not expected.

     The Aftermarket segment is expected to remain at the same level as 2001. The slow economy in the United States is expected to continue to negatively offset growth for this segment. Additionally, the continued improved quality of the original equipment manufacturers has pushed out the need for replacement parts. This trend is expected to continue in 2002, reducing the opportunity for increased sales. This segment continues to explore opportunities to expand its product offerings in the transmission aftermarket and will continue to explore opportunities in 2002.

     The Dry Friction segment is expected to increase revenues in 2002 over 2001 results. The development of new market opportunities in Asia is expected to continue through the planned expansion of our production facility in China. This facility improved revenues substantially over 2000 results and is expected to continue the positive performance in 2002. The European revenues are expected to increase in 2002 due to modest growth in the overall European economy.

     The Company's outlook for 2002 anticipates total revenues to be at 2001 levels as well as comparative operating profits. There are many events which could negatively impact the Company's current view, including the impact of the economy worsening in the United States and in the world, the impact of the war on terrorism on the economy and the level of uncertainty perceived by the consumers in the markets the Company serves.



Euro Conversion

     In January 1999, certain member countries of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro).

     The introduction of the Euro was scheduled to be phased in over a period ending January 1, 2002, when Euro notes and coins came into circulation. The existing currencies were due to be completely removed from circulation on February 28, 2002. Our Company has been preparing for the introduction of the Euro for several years. The timing of our phasing out all uses of the existing currencies will comply with the legal requirements and also be scheduled to facilitate optimal coordination with the plans of our vendors, distributors and customers. Our work related to the introduction of the Euro and the phasing out of the other currencies included converting information technology systems, evaluating and taking action as needed, regarding the continuity of contracts; and modifying our processes for preparing tax, accounting, payroll and customer records.

     We believe the Euro replacing the other currencies will not have a material impact on our operations or our Consolidated Financial Statements.

Financial Risks

     The Company maintains lines of credit with United States and foreign banks, as well as other creditors detailed in Note I in the Consolidated Financial Statements. The Company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

     The Company effectively manages its accounts receivable as evidenced by the average days sales in trade receivables of 43 days. This allows for minimum borrowings in supporting inventory and trade receivables. Management does not anticipate a significant change in fiscal policy in any of its borrowing markets in 2002 given current economic conditions. Further, the Company can reduce the short-term impact of interest rate fluctuation through deferral of capital investment should the need arise.

     The Company maintains borrowings in both fixed rate and variable rate debt instruments. The fixed rate debt at year-end 2001 of $ 5.7 million had rates of interest that ranged from 2.5% to 7.5%. The variable rate debt at year-end 2001 of $11.3 million had rates of interest that ranged from 5% to 8%. The variable debt reprices either at prime rate, the Eurodollar rate or the European Community discount rate. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure which could be created by increases in rates is not considered significant by management.

     The local currencies of the Company's foreign subsidiaries have been designated as their functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, historical exchange rates for elements of stockholders' equity and an average exchange rate in effect during the year for revenues and expenses. Where possible, the Company attempts to mitigate foreign currency translation effects by borrowing in local currencies to fund operations. The Company does not believe that the fluctuation in foreign currency will have a material adverse effect on the Company's overall financial condition. Additionally, the Company does not enter into agreements to manage any currency transaction risks due to the immaterial amount of transactions of this type.

Liquidity and Capital Resources

     The Company's Wet Friction and Dry Friction operations are capital intensive and the required capital is funded through current operations and external borrowing sources. The Aftermarket operation has historically required less capital investment and has provided needed capital through current operations.

     The positive cash flows provided by operations of the Successor Company for the period April 3, 2001 through December 30, 2001 were $16.7 million. Non-cash expenditures such as depreciation and amortization of $12.3 million and the inventory fair value adjustments of $5.9 million, and the positive changes in operating assets and liabilities of $10.2 million were the most significant items that provided for positive cash flow from operating activities. These positive cash flows offset a loss from operations of $5.6 million, a deferred tax benefit of $5.7 million and miscellaneous items of $.4 million.

     The positive change in operating assets and liabilities of $10.2 million is summarized as follows:

                                         Successor Company
                                          for the Period
                                         April 3, 2001 to
                                           Dec. 30, 2001

                  Trade accounts receivable        $  6,598
                  Inventories                         1,119
                   Other current assets               (2,400)
                   Other long-term assets                189
                   Accounts payable                     (404)
                   Accrued liabilities                 3,154
                   Other long-term liabilities         1,967
                                                    $ 10,223

     The reduction in accounts receivable of $6.6 million reflects the cyclical nature of the Company's business where accounts receivable are at the highest levels in the first quarter of the year and are at the lowest levels at year-end. The receivables decrease as compared to December 31, 2000 is $1.5 million, which is more reflective of the impact on accounts receivable from reduced sales. The inventory reduction of $1.1 million reflects the impact from lower sales on inventory levels.

     The change in other current assets provided for $2.4 million of use in working capital caused substantially by an increase in restricted cash due to an escrow agreement with the Pension Benefit Guaranty Corporation ("PBGC"), which funds will be used to fund the Raymark Pension Plan. This increase was offset by reductions in prepaid insurance and miscellaneous other asset accounts.

     The accrued liabilities and other long-term liabilities provided $5.1 million in working capital for the period, which consisted of increases in accrued taxes of $1.5 million, an increase in environmental liabilities of $4.1 million, increases in pension liabilities for the Raymark pension of $.8 million and German pension of $.4 million and other miscellaneous increases of $2.0 million. These were offset by the accrued interest and other expenses associated with the settlement of the note payable to the former principal of AFM of $1.5 million and a reduction in employee benefit accruals of $2.2 million.

     Additional information detailing the debt of Raytech Corporation can be found in Note I in the Consolidated Financial Statements.

Future Liquidity

     See Item 3 Legal Proceedings.

     Concurrent with the effective date of the Plan, Raytech settled the Liabilities Subject To Compromise either through the issuance of common stock, payment in cash or the assumption of a liability for $11.2 million for certain Raymark pension plans among other resolutions. The pension plans have a current unfunded liability for pre-2001 funding for $6.5 million. The Company is working with the Internal Revenue Service (IRS) and the PBGC to obtain a funding waiver under Revenue Procedure 94-41. The request for waiver was filed with the IRS on February 28, 2002. The waiver, if granted, would provide for an extended period of time for funding this pre-2001 amount of $6.5 million while keeping the annual funding going forward on a current basis. The funding required for the 2001 pension funding period would be approximately $3.3 million, the anticipated funding for the pre-2001 period amount would be approximately $1.6 million annually for five years. The total payment due through September 15, 2002 would amount to $6.5 million. In December 2001, the Company and the PBGC entered into an escrow agreement, which is intended to reflect the Company's intent to fund subject to receiving the waiver. The escrow account was funded with $3.0 million in December 2001, which is included as restricted cash at December 30, 2001, and an additional $1.2 million in January 2002 for a total of $4.2 million. The remaining funding requirement in 2002 for the 2001 Plan year and the pre-2001 period is $2.3 million. In the event that the waiver from the IRS is not granted, the funding requirements for 2001 would be $12.3 million. This would require additional borrowings by the Company. The Company anticipates that additional borrowings would be available using assets of the Company not currently pledged as collateral for its existing debt. The Company expects to be successful in receiving this waiver.

     The Plan also set forth a Tax Benefits Assignment and Assumption Agreement between the Company and the Raytech Corporation Asbestos Personal Injury Settlement Trust (the "Trust"), which provides that the tax benefits received by the Company due to the reorganization be passed onto the Trust as received, subject to a holdback provision. See Note L to the consolidated financial statements for more details. At December 30, 2001, the Company had recorded as a current asset, Income Tax Receivable $37.9 million with a corresponding liability, payable to the PI Trust. In January 2002, the Company filed its 2001 Federal tax return for the Raytech consolidated group and received a tax refund of $32.1 million of which $22.5 was forwarded to the Trust and $9.6 is being held as a holdback amount. The remaining current receivable of $5.8 million represents taxes due from state governments. These returns are expected to be filed in 2002.

     The debt at December 30, 2001 consists of the following:

                                        Successor Company
                                        at December 30, 2001

     Current portion of
       long-term debt                      $ 10,262

     Long-term debt                           6,820

     Total debt                            $ 17,082

     The debt, as more fully detailed in Note I to the Consolidated Financial Statements, consists of both domestic and foreign debt. The domestic debt is collateralized by accounts receivable, inventory and machinery and equipment. The accounts receivable and inventory components are determined using a formula based on the respective account balances. In the event accounts receivable and inventory were to decline, availability would also decline. Additionally, the agreement includes certain covenants, the most restrictive of which requires the borrowers to maintain minimum annual earnings before interest, taxes, depreciation and amortization of $15 million. The foreign debt consists of both term notes and lines of credit. The lines of credit are payable on demand.

     The Company does not maintain any off balance sheet debt, guarantees or other arrangements.

     The Company recorded an expense for environmental liability during the thirty-nine-week period ended December 30, 2001 of $5.9 million. The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company has an accrued liability of $7.4 million at December 30, 2001, which should provide for full remediation and fines in compliance with the Order. It is anticipated that substantially all of these costs will be paid in the 2002 fiscal year. See Note W in the Consolidated Financial Statements for more details.

     Management believes that existing cash balances, availability under its existing credit facilities and cash flow from operations during 2002 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments. In the event that the waiver is not obtained for the Raymark pension funding, additional borrowings will be required.

Recently Issued Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued Financial Accounting Statement No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address significant issues relating to the implementation of Financial Accounting Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for the Company as of the beginning of fiscal 2002. Management has assessed the impact of this statement on its financial statements and has concluded that the impact of SFAS No. 144 will not be material.

Results of Operations for the Predecessor Company for the Thirteen-Week-Period ended April 1, 2001

     Raytech Corporation recorded net income for the thirteen-week period ended April 1, 2001 of $1.7 million or $.49 per basic share as compared to $4.8 million or $1.38 per basic share for the same period in the prior year. The reduced earnings were due primarily to the slow U.S. economy and the significantly lower automobile production for Raytech's original equipment manufacturing customers. As detailed below, the Wet Friction segment was hardest hit, recording lower sales of $9.9 million compared to 2000, a decline of 22.5%.

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

     The Wet Friction segment reported sales of $34.1 million in the first quarter of 2001 compared to $44.0 million for the same period in the prior year, a decline of $9.9 million or 22.5%. Approximately 50% of the reduced sales in this segment were due to lower demand from the automotive original equipment customers as the demand for new cars and light trucks was lower in the first quarter of 2001 compared with the prior year first quarter. Additionally, the production of new cars and light trucks was further affected by the apparent desire of the Big 3 U.S. automobile manufacturers to reduce inventory levels. In the North American market, light vehicle production fell approximately 20% period-over-period. In addition to the decline in automobile original equipment sales, this segment was also affected by the loss of a portion of the business of a heavy duty customer. This loss of business to foreign competition accounted for approximately $5.1 million or 50% of the sales decline period-over-period.

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

     The Dry Friction segment recorded sales of $8.0 million for the first quarter of 2001 compared to $8.4 million for the same period in the prior year, a decline of $.4 million or 4.8%. The German operation, which represents over 92% of the sales of this segment, reported sales of DM16.0 million in the first quarter of 2001 compared to DM16.3 million in the same period in the prior year. The reduced sales for this segment is substantially due to the decline in the deutsche mark period-over-period.

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

Operating Profits

     The following discussion of operating results by industry segment relates to information contained in Note N to the Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

     Operating profit decreased $5.6 million or 61.5% in the first quarter of 2001 to $3.5 million as compared to $9.1 million in the first quarter of 2000. The decline in operating profit, as more fully explained below, was due to the reduced sales of $12.3 million as compared to the same period in the prior year.

     The Wet Friction segment posted operating profit of $1.3 million in the first quarter of 2001 as compared to $6.4 million in 2000, a decline of $5.1 million or 80%. The decline in sales of this segment of 22.5%, or $9.9 million, and the resulting underabsorption of overhead, was the primary cause of the reduced operating profit in this segment; a more detailed discussion of sales is contained in the "Net Sales" section of this report. Raytech Corporation has taken certain steps to address the decreased operating profit in this segment, including reductions in both the hourly and salaried work force, wage and new hire containment programs and a stronger focus on reducing material costs.

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

     The charges and related liabilities discussed above included an estimate of the asbestos-related personal injury liability of $6.76 billion and an estimate of the government's claim for certain environmental liabilities of $431.8 million. As part of the bankruptcy proceedings with respect to successor liability, Raytech recorded a charge of $16 million to reflect its liability for funding the Raymark pension plan as well as a charge for $2.5 million for certain other Raymark retiree liabilities.

     When the Plan becomes effective, substantially all the liabilities subject to compromise were discharged in exchange for 90% of stock of reorganized Raytech, while the current equity holders have retained a 10% ownership position. The Bankruptcy Court has not yet determined if the pension and retiree claims will be discharged as part of the exchange for 90% of stock of reorganized Raytech or whether they will be addressed as a priority claim, which would require Raytech to fund the liabilities out of current operations. There are several conditions and other matters that must be resolved in order to have the Plan become effective. Accordingly, it is difficult to predict with certainty when it will become effective.

     Raytech Corporation's revenues for the year ended December 31, 2000 were $239.5 million compared to $252.0 million in 1999. Net loss for the year ended December 31, 2000 was $7.1 billion or $2,015.40 basic loss per share, as compared to net income of $16.4 million or $4.76 basic earnings per share in 1999.

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

     In connection with the January 1998 Bankruptcy Court decision to require Raytech to halt payments on its promissory note payable to Raymark, management concluded that interest should not be accrued during the cease payment period. Accordingly, no interest was accrued in fiscal 2000, 1999 and 1998.

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

     The Company's effective tax rate, excluding the deferred tax benefit referred to above, for the year ended December 31, 2000 was 42% compared to 32% for the same period in the prior year. The Company's effective tax rate of 42% differs from the federal statutory rate primarily due to state and foreign taxes. In the prior periods, the tax rate was reduced by the effect of certain legal and other costs deducted for tax purposes but offset for financial reporting purposes against the principal balance of the Raymark note payable in connection with an indemnification agreement with Raymark. The offset against the principal balance of the Raymark note was substantially utilized and this tax benefit is no longer available. This issue accounts for substantially all of the increase in the effective tax rate.

Business Segment and Geographic Area Results

     The following discussion of operating results by industry segment and geographic area relates to information contained in Note N to the Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

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


Wet Friction Segment

     Revenues decreased 2.6% to $152.7 million as compared with $156.7 million in 1999. The decline was the result of slowing demand in the light duty original equipment market, which includes automotive original equipment and light duty or highway original equipment. New products totaling $5.3 million were introduced through the automotive original equipment section of the Wet Friction segment. The increases were offset by slower demand in the fourth quarter of 2000 as the automobile manufacturers reduced orders for our products. Additionally, the loss to foreign competitors of certain parts to one of our customers further reduced sales. The heavy duty market showed improvement over 1999 as demand for certain agricultural products increased. The agricultural market increased approximately $2.2 million as compared to 1999.

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

Safe Harbor Statement

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Market Conditions and Outlook" and "Future Liquidity" headings above and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including the many interrelated factors that affect consumer confidence, including worldwide demand for automotive and heavy duty products, general economic conditions, the environment, actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates; technological difficulties; accounting standards, and other risks and uncertainties. Further information, including factors that potentially could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk

                                             See Item 7.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements:

           Consolidated Balance Sheets at
           December 30, 2001 (Successor Company)
           and December 31, 2000 (Predecessor Company)

           Consolidated Statements of Operations
           for the period April 3, 2001 to
           December 30, 2001 (Successor Company),
           for the period January 1, 2001 to April 2,
           2001 (Predecessor Company), for the year ended December 31, 2000 (Predecessor
           Company), and for the year ended
           January 2, 2000 (Predecessor Company)


           Consolidated Statements of Cash Flows
           for the period April 3, 2001 to
           December 30, 2001 (Successor Company),
           for the period January 1, 2001 to April 2,
           2001 (Predecessor Company), for the year ended December 31, 2000 (Predecessor
           Company), and for the year ended
           January 2, 2000 (Predecessor Company)

           Consolidated Statements of Changes in
           Shareholders' Equity for the period
           April 3, 2001 to December 30, 2001
           (Successor Company), for the period
           January 1, 2001 to April 2, 2001
           (Predecessor Company),  for the year
           ended December 31, 2000 (Predecessor
           Company), and for the year ended
           January 2, 2000 (Predecessor Company)

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

RAYTECH CORPORATION
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

                                                           Successor     Predecessor
                                                            Company        Company
                                                          December 30,  December 31,
At Fiscal Year Ended                                          2001           2000
ASSETS
Current assets
  Cash and cash equivalents                               $  14,463        $ 13,540
  Restricted cash                                             5,396           1,106
  Trade accounts receivable, less allowance of $729
    for 2001 and $1,234 for 2000                             22,961          24,487
  Inventories, net                                           31,562          33,322
  Income tax receivable                                      37,877             -
  Other current assets                                        7,048           5,730
      Total current assets                                  119,307          78,185

Property, plant and equipment                               119,678         189,659
  Less accumulated depreciation                             (10,386)       (106,954)
      Net property, plant and equipment                     109,292          82,705
Intangible assets, net                                       72,790          19,499
Deferred income taxes                                        16,600         137,147
Other assets                                                  2,799           2,780
Total assets                                              $ 320,788        $320,316

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(continued)

         .

                                                              Successor    Predecessor
                                                               Company       Company
                                                            December 30,  December 31,
At Fiscal Year Ended                                             2001          2000

LIABILITIES
Current liabilities
  Notes payable and current portion of long-term debt        $  10,262        $ 10,308
  Raymark debt                                                     -            10,631
  Current portion of pension obligation                          7,049             236
  Accounts payable                                              13,268          13,070
  Accrued liabilities                                           22,694          22,538
  Payable to the PI Trust                                       38,022             -
      Total current liabilities                                 91,295          56,783

Liabilities subject to compromise                                  -         7,211,433
Long-term debt                                                   6,820           9,053
Pension obligation                                              15,409           1,714
Postretirement benefits other than pensions                     12,876          13,150
Deferred payable to the PI Trust                                41,614             -
Other long-term liabilities                                      8,691           7,321
Total liabilities                                              176,705       7,299,454
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock
  Cumulative preferred stock, no par value
    5,000,000 (Successor Company), 800,000 (Predecessor
    Company) shares authorized, none issued and
    outstanding                                                    -               -
  Common stock (Successor Company), par value $1.00,
    50,000,000 shares authorized, 41,528,520 issued and
    outstanding                                                 41,528             -
  Common stock (Predecessor Company), par value $1.00,
    7,500,000 shares authorized, 5,651,372 issued and
    outstanding                                                    -             5,651
Additional paid in capital                                     116,843          70,631
Accumulated deficit                                             (5,577)     (7,049,641)
Accumulated other comprehensive loss                            (8,711)         (1,218)
                                                               144,083      (6,974,577)
Less treasury shares at cost                                       -            (4,561)
      Total shareholders' equity (deficit)                     144,083      (6,979,138)
Total liabilities and shareholders' equity (deficit)        $  320,788     $   320,316

The accompanying notes are an integral part of these statements.

                           RAYTECH CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share data)

                            Successor Company              Predecessor Company
                             for the Period     for the Period
                            April 3, 2001 to    January 1, 2001
Fiscal year                 December 30, 2001   to April 2, 2001   2000         1999
Net sales                      $ 146,050        $     55,205  $   239,532    $ 251,966
Cost of sales                   (124,590)            (43,811)    (180,043)    (191,728)

  Gross profit                    21,460              11,394       59,489       60,238

Selling, general and
  administrative expenses        (24,782)             (7,742)     (32,440)     (32,686)
Other operating income
  (expense), net                      31                 -            166          (34)

  Operating (loss) profit         (3,291)              3,652       27,215       27,518

Currency transaction
  gains                              194                  55          316          105
Interest expense - Raymark           -                   (70)        (262)        (274)
Interest expense                    (873)               (374)      (1,956)      (2,005)
Reorganization items                (784)             99,996          -            -
Other income, net                    404                 235        1,028        1,201

(Loss) income before provision
  for asbestos litigation,
  provision for environmental
  and other claims, income
  taxes, minority interest
  and extraordinary items         (4,350)            103,494       26,341       26,545
Provision for environmental
  and other claims                (5,860)                -       (450,250)         -
Provision for asbestos
  litigation                         -                   -     (6,760,000)         -
(Loss) income before income
  taxes, minority interest
  and extraordinary items        (10,210)            103,494   (7,183,909)      26,545
Income tax benefit (provision)     4,564             (30,846)     126,422       (8,554)
(Loss) income before minority
  interest and extraordinary
  items                           (5,646)             72,648   (7,057,487)      17,991
Minority interest                   (885)               (314)      (1,491)      (1,627)
(Loss) income before extra-
  ordinary items                  (6,531)             72,334   (7,058,978)      16,364
Extraordinary items, net of
  taxes of $594 and $135,977         954           6,922,923          -            -
Net (loss) income              $  (5,577)         $6,995,257  $(7,058,978)    $ 16,364

Basic (loss) earnings per share    $(.13)         $ 1,778.88  $ (2,015.40)    $   4.76

Diluted (loss) earnings per share  $(.13)         $ 1,772.62  $ (2,015.40)    $   4.65

The accompanying notes are an integral part of these statements.

    RAYTECH CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                     Successor Company                Predecessor Company
                                                      For the Period      For the Period
                                                     April 3, 2001 to   January 1, 2001 to
     Fiscal Year                                     December 30, 2001    April 2, 2001         2000         1999
     Cash flows from operating activities:
      Net (loss) income                                   $ (5,577)       $ 6,995,257       $(7,058,978)  $  16,364
        Adjustments to reconcile net (loss) income
          to net cash provided by operations:
        Deferred income tax                                 (5,661)            29,395          (136,273)      1,272
        Inventory fair value adjustments                     5,923                -                 -           -
        Depreciation and amortization                       12,253              3,382            12,367      11,543
        Reorganization items, fresh-start adjustments          -              (99,996)              -           -
        Extraordinary items                                   (954)        (6,922,923)              -           -
        Income applicable to minority interest                 885                314             1,491       1,627
        Adjustment for asbestos-related claims                 -                  -           7,210,250         -
        Net loss on sale of fixed assets                       133                  6               515         326
        Other non-cash items                                  (551)               423              (705)        274
        Changes in operating assets and liabilities:
          Trade accounts receivable                          6,598             (5,097)            6,972      (3,545)
          Inventories                                        1,119                383              (298)     (3,080)
          Other current assets                              (2,400)            (1,339)              877        (348)
          Other long-term assets                               189               (234)             (893)        (79)
          Accounts payable                                    (404)             1,088            (4,006)      1,991
          Accrued liabilities                                3,154             (3,474)            1,451       1,315
          Other long-term liabilities                        1,967                342             1,159         169
          Net cash provided by (used in)
            operating activities                            16,674             (2,473)           33,929      27,829

     Cash flows from investing activities:
       Capital expenditures                                 (7,488)            (2,717)          (13,539)    (22,969)
       Proceeds on sales of property, plant
        and equipment                                          131                 10               167         211

          Net cash used in investing activities:            (7,357)            (2,707)          (13,372)    (22,758)

     Cash flows from financing activities:
       Net (payments) borrowings (on) from short-term
         notes                                              (2,710)             2,113          (12,668)       1,039
       Proceeds from long-term borrowings                      105                 32            5,717        1,667
       Principal payments on long-term debt                 (1,153)              (482)            (636)        (209)
       Payments on borrowings from Raymark                     -                 (703)          (9,616)      (5,256)
       Cash overdrafts                                         -                 (371)            (622)         993
       Exercise of stock options                                19                 -               105          123

          Net cash (used in) provided by
            financing activities                            (3,739)               589          (17,720)      (1,643)

     Effect of exchange rate changes on cash                    14                (78)             (43)        (164)

     Net change in cash and cash equivalents                 5,592             (4,669)           2,794        3,264
     Cash and cash equivalents at beginning of period        8,871             13,540           10,746        7,482
     Cash and cash equivalents at end of period           $ 14,463         $    8,871         $ 13,540     $ 10,746

     The accompanying notes are an integral part of these statements.

                         RAYTECH CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (in thousands, except shares)


 Predecessor Company:

                                               (Accumulated   Accumulated    Treasury
                                     Additional  Deficit)       Other      Stock at Cost
                             Common   Paid in    Retained    Comprehensive  (2,132,059
                              Stock   Capital    Earnings    (Loss) Income    Shares)      Total
 Balance,
  January 3, 1999          $ 5,553  $ 70,501  $    (7,027)    $  (169)      $(4,561) $    64,297

 Comprehensive income:
   Net income                                      16,364                                 16,364
   Changes during
    the year                                                        4                          4

 Total comprehensive
   income                                          16,364           4                     16,368
 Stock options exercised
   (59,509 shares)              60        63                                                 123
 Balance,
   January 2, 2000           5,613    70,564        9,337        (165)       (4,561)      80,788

 Comprehensive loss:
   Net loss                                    (7,058,978)                            (7,058,978)
   Changes during
    the year                                                   (1,053)                    (1,053)

 Total comprehensive
   loss                                        (7,058,978)     (1,053)                (7,060,031)
 Stock options exercised
   (38,409 shares)              38        67                                                 105

 Balance,
  December 31, 2000          5,651    70,631   (7,049,641)     (1,218)       (4,561)  (6,979,138)

 Comprehensive income:
   Net income                                   6,995,257                              6,995,257
   Changes during
    the period                                                   (284)                      (284)

 Total comprehensive
   income                                       6,995,257        (284)                 6,994,973
 Reorganization             35,870    46,200       54,384       1,502         4,561      142,517

 Balance,
  April 2, 2001            $41,521  $116,831   $      -      $    -         $   -     $  158,352


 Successor Company:

 Balance
  April 2, 2001            $41,521  $116,831   $      -      $    -         $   -     $  158,352

 Comprehensive loss:
   Net loss                                        (5,577)                                (5,577)
   Changes during
    the period                                                 (8,711)                    (8,711)

 Total comprehensive
   loss                                            (5,577)     (8,711)                   (14,288)
 Stock options exercised
   (6,596 shares)                7        12                                                  19

 Balance,
  December 30, 2001        $41,528  $116,843   $   (5,577)    $(8,711)      $   -    $   144,083

 The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)


NOTE A - Formation of Raytech Corporation, Sale of Raymark,
         Chapter 11 Proceeding and Emergence from Bankruptcy
       Raytech Corporation ("Raytech" or the "Company") was incorporated in June, 1986 in Delaware and held as a subsidiary of Raymark Corporation ("Raymark"). In October 1986, Raytech became the publicly traded (NYSE) holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders whereby each share of common stock of Raymark was automatically converted into a share of Raytech common stock. In May 1988, Raytech divested all of the Raymark stock.

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

       In one of the asbestos-related personal injury cases decided in October 1988 in a U.S. District Court in Oregon, Raytech was ruled under Oregon equity law to be a successor to Raymark's asbestos-related liability. The successor ruling was appealed by Raytech and in October 1992 the Ninth Circuit Court of Appeals affirmed the District Court's judgment. The effect of this decision extended beyond the Oregon District due to a Third Circuit Court of Appeals decision in a related case wherein Raytech was collaterally estopped (precluded) from relitigating the issue of its successor liability for Raymark's asbestos-related liabilities.

       In order to stay the asbestos-related litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut.

       After several Court rulings, including an appeal to the U.S. Supreme Court, the Oregon case, as affirmed by the Ninth Circuit Court of Appeals, remained as the prevailing decision holding Raytech to be a successor to Raymark's asbestos-related liabilities.

       As a result of the referenced Court rulings, in October, 1998 Raytech reached a tentative settlement with its creditors for a consensual plan of reorganization (the "Plan"), providing for all general unsecured creditors including all asbestos and environmental claimants to receive 90% of the equity in Raytech in exchange for their claims. As such, an asbestos personal injury trust (the "PI Trust") established under the Bankruptcy Code would receive approximately 84% of the equity of Raytech and the Governments and others would receive approximately 6% of the equity of Raytech. In addition, any and all refunds of taxes resulting from the implementation of the Plan would be paid to the PI Trust. The existing equity holders in Raytech were to retain 10% of the equity in Raytech.

       As a result of the final estimation of allowed claims, Raytech recorded asbestos claims of $6.76 billion, Government claims of $431.8 million, pension

Note A, continued


liability claims of $16 million and retiree benefit claims of $2.5 million during 2000. The total estimated amount of allowed claims was $7.2 billion.

       On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. All conditions under the confirmation of the Plan were subsequently met, and the Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. The Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash was payable to the allowed claimants and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes resulting from the implementation of the Plan. The shares issued are exempt from registration pursuant to the Bankruptcy Code; however, shares issued to the PI Trust have restrictions on resale as a result of the high percentage of ownership in Raytech. In addition, Raytech has recorded the liability for the Raymark pension plan claim though the outcome of this claim is still subject to final Court decision. It has been represented to Raytech by the Raymark Trustee that the retiree benefit claim will be retained by Raymark. Settlement of the Raymark claims resulted in cancellation in full of the Raymark debt and accrued interest of $12.0 million and a commitment of Raytech to backstop the Raymark Trustee for professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. To date, $.8 million has been paid to the Raymark Trustee under this backstop provision. Also, on the Effective Date, the Board of Directors was increased to nine with one appointed by the equity committee and the remaining directors appointed by the unsecured creditors' committee.

Note B - Summary of Significant Accounting Policies


 1. Background and Basis of Presentation

         Raytech Corporation and its subsidiaries manufacture and distribute engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company's operations are categorized into three business segments: Wet Friction, Dry Friction and Aftermarket. These segments are more fully described in Note N - Segment Information.

    Demand for the Company's product is derived primarily from the automotive original equipment markets for both manual and automatic transmissions, the original equipment markets for agriculture, construction equipment and aftermarket segments, which are highly competitive. These markets can be highly influenced by prevailing economic conditions such as interest rates and employment issues.

    The Effective Date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes, the Company has accounted for the reorganization and fresh-start adjustments on April 2, 2001. All financial information prior to that date is presented as pertaining to the Predecessor Company while all financial information after that date is presented as pertaining to the Successor Company. Accordingly, the Statement of Operations includes the results of the reorganization and fresh-start adjustments in the period January 1, 2001 to April 2, 2001 as Predecessor Company information. Consequently, after giving effect to the reorganization and fresh-start adjustments, the financial statements of the Successor Company are not comparable to those of the Predecessor Company. For financial reporting purposes, the results of the Predecessor Company and the Successor Company cannot be combined.

    The consolidated financial statements include the accounts of Raytech Corporation and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The investment by third parties in Allomatic Products Company is accounted for as minority interest in the consolidated financial statements.

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent liabilities made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include inventory, receivable and environmental reserves, depreciable lives of property, plant and equipment and intangible assets, pension and other postretirement and postemployment benefits, and the recoverable value of deferred tax assets.

    Certain amounts for prior years have been reclassified to conform to the current year's presentation.

 2. Fiscal Year

    The Company reports on a 52-53 week fiscal year; the last three fiscal years ended December 30, 2001, December 31, 2000, and January 2, 2000.

 3. Cash Equivalents

    Cash equivalents are recorded at cost, which approximates fair value and consist of certificates of deposit with maturities of three months or less when purchased.

 4. Inventories

    Inventories are stated at the lower of cost or market with cost determined primarily by using the FIFO (first in, first out) method.

 5. Property, Plant and Equipment

    Property, plant and equipment was adjusted on April 2, 2001 to reflect their fair values based on independent appraisals. Additions subsequent to April 2, 2001 have been recorded at cost. Depreciation is based on the estimated service life of the related asset and is provided using the straight line method. Maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Interest is capitalized on major capital expenditures during the period of construction and to the date such asset is placed in service. Upon disposal of property, plant and equipment, the appropriate accounts are reduced by the related costs and accumulated depreciation. The resulting gains or losses are reflected in the Consolidated Statements of Operations. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount many not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized, and the asset is written down to its fair value.

 6. Amortization of Intangibles

    The Company adopted FAS No. 142, "Goodwill and Other Intangible Assets" as of April 2, 2001 (see Note V). Intangible assets subsequent to April 2, 2001 consist of goodwill, trademarks, unpatented technology, and distribution base. The unpatented technology and distribution base are being amortized on a straight line basis over 6 and 20 years, respectively. The Company periodically evaluates the carrying value of intangible assets when events and circumstances warrant such a review. The carrying value is considered impaired and written down to its appropriate value when the anticipated undiscounted cash flow from such asset is separately identified and is less than its carrying value. The goodwill and trademarks are considered to be indefinite-lived assets and are not being amortized. The goodwill and trademarks are reviewed for impairment at the reporting unit level annually. The carrying value of trademarks and goodwill is considered impaired when the carrying value exceeds its implied fair value.

    Prior to April 2, 2001, intangible assets consisted of goodwill and the intangible pension asset. Goodwill was amortized on a straight-line basis over 40 years or less. The intangible pension asset was remeasured and adjusted annually through an actuarial calculation.

 7. Income Taxes

    The Company accounts for income taxes using the liability method which recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns.

    The Company has not provided for deferred U.S. taxes on the undistributed earnings of its foreign subsidiaries since a taxable distribution of those earnings is not anticipated. In addition, deferred U.S. income taxes have not been provided on the cumulative translation adjustment component of accumulated other comprehensive loss in shareholders' equity due to management's decision to permanently reinvest those earnings.

 8. Earnings Per Share

    Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares during the year.

 9. Translation of Foreign Currencies

    The local currencies of the Company's subsidiaries in Germany, the United Kingdom and China have been designated as their functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, historical rates for elements of stockholders' equity and an average exchange rate in effect during the year for revenue and expense items. The effects of translating the Company's foreign subsidiaries' financial statements are recorded as a component of other accumulated comprehensive loss in shareholders' equity.

10. Revenue Recognition

    Sales are recorded by the Company upon delivery of products when both title and risks and rewards of ownership have passed to the customer.

11. Environmental Matters

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated or if an amount is likely to fall within a range and no amount within the range can be determined to be the better estimate, the minimum amount of the range is recorded. Environmental remediation obligations are not recorded on a discounted basis. Revenues from insurance carriers relating to environmental matters are not recorded until it is probable that such recoveries will be realized.

12. Recently Issued Accounting Pronouncements

    In October 2001, the Financial Accounting Standards Board issued Financial Accounting Statement No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address significant issues relating to the implementation of Financial Accounting Statement No. 121 (SFAS No. 121), "Accounting for the
Note B, continued


    Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for the Company as of the beginning of fiscal 2002. Management has assessed the impact of this statement on its financial statements and has concluded that the impact of SFAS No. 144 will not be material.

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

    The reorganization value of the Successor Company was determined based on the equity value (which represents enterprise value less debt) of the Successor Company plus the Successor Company's outstanding liabilities. The reorganization value was approximately $324 million, which was approximately $35 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets. Such excess is classified as goodwill in the accompanying Consolidated Balance Sheet and is being accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note
V).

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

    The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of April 2, 2001:


                           Adjustments to Record
                Effectiveness of the Plan of Reorganization
                              (in thousands)


                                Predecessor                                 Reorganized
                               Balance Sheet  Reorganization  Fresh-Start  Balance Sheet
                               April 2, 2001    Adjustments   Adjustments  April 2, 2001

ASSETS
Current assets
  Cash and cash equivalents      $    11,371    $  (2,500)(a)  $             $   8,871
  Restricted cash                      1,986        2,500 (a)                    4,486
  Trade accounts receivable           29,207                                    29,207
  Inventories                         32,590                       5,923 (b)    38,513
  Income taxes receivable                -         37,877 (c)                   37,877
  Other current assets                 6,134                      (2,381)(f)     3,753
      Total current assets            81,288       37,877          3,542       122,707

Net property, plant and
  equipment                           82,138                      30,823 (d)   112,961
Goodwill                              18,923                      15,844 (e)    34,767
Other intangible assets                  375                      39,316 (g)    39,691
Deferred income taxes                137,202      (99,341)(f)(c) (27,308)(f)    10,553
Other assets                           2,957                                     2,957
Total assets                     $   322,883   $  (61,464)     $  62,217     $ 323,636


LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt    $    12,144   $               $             $  12,144
  Raymark debt                        10,709      (10,709)(h)                      -
  Current portion of pension
    obligations                          353        8,500 (j)        134 (k)     8,987
  Accounts payable                    14,220        2,500 (a)                   16,720
  Accrued liabilities                 20,501         (275)(i)                   20,226
  Payable to PI Trust                    -         37,877 (c)                   37,877
    Total current liabilities         57,927       37,893            134        95,954

Liabilities subject to
  compromise                       7,211,433   (7,211,433)(j)                      -
Long-term debt                         8,536                                     8,536
Pension obligations                    1,636       10,000 (j)     (6,916)(k)     4,720
Postretirement benefits
  other than pensions                 13,404                      (1,308)(k)    12,096
Deferred payable to the PI Trust         -         36,636 (c)                   36,636
Other long-term liabilities            7,654                        (312)(f)     7,342
Total liabilities                  7,300,590   (7,126,904)        (8,402)      165,284

    Total shareholders'
      (deficit) equity            (6,977,707)   7,065,440 (l)     70,619 (m)   158,352
Total liabilities and
  shareholders' (deficit) equity $   322,883   $  (61,464)      $ 62,217      $323,636

The explanation of the "Reorganization Adjustments" and "Fresh Start Adjustments" columns of the condensed consolidated balance sheet in the preceding table are as follows:

a) The Plan required the Company to pay $2.5 million to the unsecured creditors, which has been reflected as restricted cash. During April 2001, $2.1 million of the liability was paid and $.4 million has been retained by the Company as restricted cash.

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

e) The unamortized balance of goodwill of the Predecessor Company has been eliminated. Reorganization value in excess of amounts allocable to identifiable assets has been classified as goodwill. The goodwill is being accounted for in accordance with SFAS No. 142 (see Note V).

f) Deferred tax assets and liabilities have been adjusted for the settlement of the liabilities subject to compromise and the recording of deferred taxes relating to the differences in book and tax bases of assets and liabilities after applying fresh start reporting. The Company is using a statutory tax rate of approximately 38%, which approximates the Company's historic tax rate.

g) Other intangible assets have been adjusted to reflect their fair values as determined by an independent valuation (see Note V).

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

NOTE D - Reorganization Items

   Reorganization (expense) income included in the accompanying Consolidated Statements of Operations consists of the following items:


                                       Successor Company
                                       for the Period     Predecessor Company
                                       April 3, 2001 to            for
                                       December 30, 2001       April 2, 2001

     Fresh-start
       adjustments                         $    -              $ 99,996
     Professional fees                        (784)                 -

                                            $ (784)            $ 99,996

   The fresh-start adjustments are discussed in Note C. The professional fees listed above include accounting, legal, consulting, appraisal and other miscellaneous services associated with the implementation of the Plan. There were no reorganization items for any periods prior to April 2, 2001 due to the indemnification agreement between Raytech and Raymark, which allowed for all bankruptcy-related costs to be offset against the outstanding Raytech debt to Raymark.


NOTE E - Extraordinary Items

   As a result of the consummation of the Plan, the Company recognized an extraordinary gain on the debt discharge on April 2, 2001 as follows:

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


In October 2001, the Company settled a note payable with a former principal of Advanced Friction Materials in the amount of $3.1 million. As a result of the settlement, the Company recognized an extraordinary gain in the amount of $954, net of taxes of $594 (see Notes I and W).

Note F - Statements of Cash Flows


   The following table sets forth certain supplemental disclosures of cash flow information:

                                Successor
                                Company               Predecessor Company

                              for the Period   for the Period
                             April 3, 2001 to  January 1, 2001
                            December 30, 2001  to April 2, 2001    2000     1999
Cash paid during the
  period for:
    Income taxes                 $ 1,800        $     61         $ 8,619   $ 7,517
    Interest                         839             306           1,700     1,868

Non-cash investing and
  financing activities:
    PP&E in accounts payable
      or under capital lease         549            (769)            140      (234)
    Deferred payable to the
      PI Trust                     5,123          36,636              -         -
    Minimum pension liability      8,439             -               292     1,095

Note G - Inventories


Net Inventories

Inventories, net of inventory reserves, are as follows:

                           Successor Company     Predecessor Company
                                 2001                   2000

         Raw material           $ 10,829             $ 10,685
         Work in process           7,207                8,165
         Finished goods           13,526               14,472

                                $ 31,562             $ 33,322



Inventory Reserves

                               Successor
                                Company                 Predecessor Company
                             for the Period    for the Period
                             April 3, 2001 to  January 1, 2001
                            December 30, 2001  to April 2, 2001     2000      1999

Beginning balance               $  2,901          $ 3,025         $ 2,579   $ 2,623
Provisions for obsolete and
  slow moving inventory              407               30             869       782
Charge-offs                         (881)            (154)           (423)     (826)

Ending balance                  $  2,427          $ 2,901         $ 3,025   $ 2,579


In connection with the implementation of fresh-start reporting on April 2, 2001, the Company adjusted the value of its inventories by $5.9 million on the Effective Date to their estimated selling prices less costs to complete, cost of disposal and a reasonable profit allowance for the completing and selling effort as required by fresh-start reporting. This adjustment of $5.9 million was recorded as cost of sales in the Statement of Operations during the second quarter of 2001 as the inventory was sold.

Note H - Property, Plant and Equipment


   Property, plant and equipment, at cost, is summarized as follows:

                                                              Estimated
                                Successor      Predecessor   Useful
                                 Company         Company     Lives
At                                2001             2000      (Years)

Land                          $  3,889         $  1,688         -

Buildings and improvements      29,343           31,170       5-40

Machinery and equipment         83,676          149,739       3-20

Capital leases                     445              764    See Below

Construction in progress         2,325            6,298

                               119,678          189,659

Less accumulated depreciation  (10,386)        (106,954)

Net property, plant and
  equipment                   $109,292         $ 82,705


   In connection with the implementation of fresh-start reporting on April 2, 2001, the Company adjusted the value of property, plant and equipment to reflect the fair values of the assets as determined by independent third-party appraisers. This included the elimination of accumulated depreciation on that date.

   Capital leases consist primarily of automobiles, telephone and computer equipment and are amortized over the economic life of the assets or the term of the leases, whichever is shorter. Maintenance and repairs charged to expense amounted to approximately $6,651 for the period April 3, 2001 to December 30, 2001 (Successor Company), $2,028 for the period January 1, 2001 to April 2, 2001 (Predecessor Company), $10,601 for 2000 (Predecessor Company) and $10,902 for 1999 (Predecessor Company). Depreciation expense relating to property, plant and equipment was $10,585 for the period April 3, 2001 to December 30, 2001 (Successor Company), $3,180 for the period January 1, 2001 to April 2, 2001 (Predecessor Company), $11,545 for 2000 (Predecessor Company) and $10,569 for 1999 (Predecessor Company).

Note I - Debt


Debt consists of the following:

                              Successor Company             Predecessor Company
                                    2001                            2000
                       Current  Non-Current    Total   Current  Non-Current    Total
Domestic bank debt   $  6,209    $  2,750   $  8,959  $  3,689   $  3,750   $  7,439
Foreign bank debt       3,934       3,895      7,829     3,465      5,066      8,531
Total bank debt        10,143       6,645     16,788     7,154      8,816     15,970
Note to former
  AFM principal           -           -          -       3,022        -        3,022
Leases                    119         175        294       132        237        369
                                                        10,308      9,053     19,361
Raymark debt              -           -          -      10,631        -       10,631
Total borrowings     $ 10,262    $  6,820   $ 17,082  $ 20,939   $  9,053   $ 29,992

        The aggregate maturities of debt are as follows:

                 2002                   $10,262
                 2003                     1,744
                 2004                     1,677
                 2005                     1,373
                 2006                       623
                 Thereafter               1,403

                                          $17,082


        The bank debt of the Company is at variable interest rates, and the carrying amount approximates fair value.

Domestic Bank Debt

The Company, through its subsidiaries Raybestos Products Company and Raytech Automotive Components Company, maintains a Loan and Security Agreement ("Agreement"), with Congress Financial Corporation. The Agreement provides for Raybestos Products Company ("RPC") and Raytech Automotive Components Company ("RACC") to borrow up to $30 million in the aggregate. The Agreement consists of a $25 million revolving line of credit and a term loan of $5 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. The term note is payable in 36 monthly payments of $83, commencing November 1, 2000, with the final payment being the remainder of the balance. The revolving line of credit also matures September 30, 2003. The revolving line of credit and the term note are collateralized by accounts receivable, inventory and machinery and equipment. The notes bear interest at either 2.25% above the adjusted Eurodollar rate or prime rate at the discretion of the Company. The interest rates at December 30, 2001 and December 31, 2000 were 5.0% and 9.5%, respectively. The agreement includes certain covenants, the most restrictive of which requires the borrowers to maintain minimum annual earnings before interest, taxes, depreciation and amortization (EBITDA) of $15 million. At December 30, 2001 and December 31, 2000, the net pledged assets of RPC and RACC amounted to $90,878 and $96,543, respectively, consisting of cash, accounts receivable, inventory, property, plant and equipment and all other tangible and intangible assets. At

Note I, continued


December 30, 2001 and December 31, 2000, the outstanding balance from the revolving line of credit amounted to $5,209 and $2,689, respectively, with $6,129 and $4,800, respectively, available in additional borrowings (avail-ability is determined based on qualified accounts receivable and inventory). The balance under the term loan at December 30, 2001 and December 31, 2000 was $3,750 and $4,750, respectively, of which $1,000 is classified as current and $2,750 and $3,750, respectively, is classified as long-term.

Foreign Bank Debt

      The Company's wholly-owned German subsidiaries (Raybestos Industrie-Produkte GmbH ["RIP"] and Raytech Composites Europe GmbH ["RCE"]) have available lines of credit with several German banks amounting to DM8,010 ($3,651). Interest is charged at rates between 8.0% and 10.8%. The lines are repayable on demand. The amounts outstanding under these available lines of credit at December 30, 2001 and December 31, 2000 were DM5,233 ($2,386) and DM5,441 ($2,621), respectively, and are classified as current debt. At December 30, 2001 and December 31, 2000, the remaining available lines of credit amounted to DM2,777 ($1,265) and DM2,569 ($1,238), respectively.

      At December 30, 2001, RCE and RIP had various loan agreements with Commerzbank for amounts ranging from DM790 to DM2,847. The maturities range from September 2006 through December 2012. The loans bear interest at rates between 2.5% and 5.8%. At December 30, 2001 and December 31, 2000, respectively, the net pledged assets amounted to DM21,160 ($9,645) and DM20,738 ($9,991), consisting of machinery and equipment. At December 30, 2001 and December 31, 2000 the outstanding balances were DM9,558 ($4,356) and DM10,009 ($4,823), respectively. The current portion of this debt is DM1,013 ($461) and DM749 ($361) at December 30, 2001 and December 31, 2000, respectively.

      In December 2001, the Company's wholly-owned Chinese subsidiary [Raybestos Friction Products (Suzhou) Co. Ltd. ("RFP")] entered into a loan agreement with the Industrial and Commercial Bank of China. The loan bears interest at 5.85% per annum and matures in December 2002. As of December 30, 2001 and December 31, 2000, the balance due on the loan amounted to Rmb 4,000 ($483) and Rmb 4,000 ($483), respectively, and is classified as current debt. In December 2000, RFP entered into a loan agreement with the Industrial and Commercial Bank of China for Rmb 5,000 ($604). The loan bears interest at 5.94% per annum and matures in December 2002. As of December 30, 2001 the balance due on the loan amounted to Rmb 5,000 ($604) and is classified as current debt. As of December 31, 2000, the loan amounted to Rmb 5,000 ($604) and was classified as long-term debt.

      The weighted average rates on all domestic and foreign bank notes payable at December 30, 2001 and December 31, 2000 were 5.81% and 8.08%, respectively.

Note Payable to Former AFM Principal

      The note payable to the former AFM principal dated April 1998 was settled in October 2001. The settlement agreement required a payment of $3.1 million (see Note W - Litigation). Prior to the settlement, the Company had a note payable of $3.0 million and accrued interest of $1.6 million recorded related to this debt. Accordingly, the Company has recognized an extraordinary gain in the fourth quarter in the amount of $954 million net of taxes of $594.

Raymark Debt

      The Raymark debt is the result of the purchase of the Wet Clutch and Brake Division and a German subsidiary from Raymark in 1987. Prior to April 2, 2001, costs incurred by the Company, which were subject to an indemnification clause contained in the debt agreement, were being applied as a reduction of the note obligation. These costs amounted to $0 for the period January 1, 2001 to April 2, 2001 (Predecessor Company), $9.6 million for 2000 (Predecessor Company) and $5.3 million for 1999 (Predecessor Company). In addition, Raytech Composites, Inc. ("RCI") entered into loan agreements with Raymark.

      Upon emergence from the Plan of Reorganization, the Raymark debt was canceled per agreement between Raymark and Raytech. The amount canceled amounted to $10,709 plus accrued interest. At December 31, 2000, the amount approximated the amount canceled.




Note J - Research and Development


      Cost of research and new product development amounted to $5,314 for the period April 3, 2001 to December 30, 2001 (Successor Company) and $1,726 for the period January 1, 2001 to April 2, 2001 (Predecessor Company), $6,822 in 2000 (Predecessor Company) and $7,085 in 1999 (Predecessor Company). All of the aforementioned costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note K - Related Parties


        During 1988, the Company repurchased 200,000 shares of its common stock from Echlin Inc. (since acquired by Dana Corporation) in exchange for approximately $1,200 of credit on future product sales from the Company to Echlin. The debt was compromised for stock under the Company's Plan of Reorganization. Echlin Inc. owned approximately 1.5% and 15.5%, respectively, of the common stock of the Company at December 30, 2001 and December 31, 2000.

        In 1990 and 1991, Raytech Powertrain, Inc., a subsidiary of the Company, and owner of all of the common stock of Allomatic Products Company ("APC"), sold approximately 45% of common stock of APC to a group of outside investors for the purpose of providing needed financing of APC's business activities. In January 2002, approximately 40% of the common stock of APC was acquired by Raymark from minority shareholders. Raymark is in bankruptcy and controlled by a court appointed trustee. With the majority of the creditors of Raymark being asbestos-related claimants, it is anticipated that the assets of Raymark, including the 40% of APC's common stock, will be transferred to the Raytech personal injury trust that owns approximately 84% of Raytech, a related party.

        During 1998 and 1997, the Company purchased yarn from Universal Friction Composites ("UFC"), a company that is in bankruptcy which was consolidated with the Raymark bankruptcy in January 2002. With the majority of the creditors of UFC being asbestos-related claimants, it is anticipated that the assets of UFC will be transferred to Raytech's personal injury trust that owns approximately 83% of Raytech, a related party. At December 30, 2001 and December 31, 2000, $246 is included in accounts payable relating to these purchases.

        In 1998, the Company acquired manufacturing equipment from UFC for $1,051, of which $907 is included in accounts payable at December 30, 2001 and December 31, 2000.

        Also see discussion regarding Raymark in Note A.

Note L - Income Taxes


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

    (Loss) income before (benefit) provision for income taxes and minority interest consists of:

                                Successor
                                 Company                    Predecessor Company
                               for the Period        for the Period
                              April 3, 2001 to       January 1, 2001
                             December 30, 2001       to April 2, 2001     2000         1999
         Domestic               $  (7,959)             $101,882       $(7,186,663)    $26,260
         Foreign                   (2,251)                1,612             2,754         285
                                $ (10,210)             $103,494       $(7,183,909)    $26,545

        The Company's income tax (benefit) provision consists of the following:

                                 Successor
                                  Company                     Predecessor Company
                              for the Period         for the Period
                              April 3, 2001 to       January 1, 2001
                              December 30, 2001      to April 2, 2001     2000         1999
         Current:
           Federal              $ 1,045                $ 1,265        $   7,698       $ 5,163
           State                    501                    127            1,823         1,158
           Foreign                  104                     77              330           961
         Deferred:
           Federal               (5,668)                26,797         (118,236)          775
           State                   (546)                 2,580          (18,494)          121
           Foreign                   -                      -               457           376
         Total income taxes     $(4,564)               $30,846        $(126,422)      $ 8,554

        Reconciliation of (loss) income from operations multiplied by the statutory federal tax rate to reported income tax (benefit) provision is summarized as follows:

                                       Successor
                                       Company                  Predecessor Company
                                   for the Period      for the Period
                                   April 3, 2001 to    January 1, 2001
                                   December 30, 2001   to April 2, 2001      2000       1999
Pretax (loss) income
  multiplied by the
  statutory rate (35%)                $ (3,574)           $36,223       $(2,514,368)  $ 9,291

   Increases (decreases)
     resulting from:
   Effect of foreign income
     taxes net of loss
     carryforwards utilized                892               (487)            (177)     1,248
   Reorganization adjustments              275             (8,202)              -          -
   Utilization of tax credits               -                 -               (205)      (308)
   Net change in federal
     valuation allowance                    -                 -          2,397,794       (539)
   State income taxes, net
     of federal benefit                    (29)             1,759          (10,836)       831
   Adjustment of prior years'
     accruals                           (1,425)               -                628        447
   Raymark indemnification
     payments                               -                 -               (896)    (2,362)
   Amortization of nondeductible
     intangibles                            -                  72              294        284
   Other                                  (703)             1,481            1,344       (338)
Income tax (benefit) expense          $ (4,564)           $30,846        $(126,422)   $ 8,554

        Deferred tax assets (liabilities) are comprised of the following:

                                          Successor          Predecessor
                                           Company             Company
                                             2001                2000

     Liabilities subject to
          compromise                        $     -            $ 2,766,573

     Tax benefit to PI Trust                 41,759                 -
     Excess of book provisions
       over tax deductions                    5,171                2,557
     Postretirement benefit                   5,030                5,149
     Excess of tax basis over
       book basis of assets due
       to restructuring                         863                1,312
     Foreign loss carryforwards                 916                  925
     Other                                      -                    947
     Gross deferred tax assets               53,739            2,777,463
     Deferred tax asset
       valuation allowance                     (543)          (2,632,637)
     Deferred tax assets                     53,196              144,826
     Excess of book basis of
       intangibles over tax basis           (14,589)
     Excess of book basis of fixed
       assets over tax basis                (17,327)             ( 5,309)

     Net deferred tax asset               $  21,280          $   139,517

        In connection with the Company's emergence from bankruptcy, the Company recorded an income tax receivable and payable to the PI Trust in the amount of $38 million resulting from net operating losses arising from the transfer of stock and cash to the PI Trust carried back to 1991 through 2000. Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received, subject to a holdback provision. The Company has tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million at December 30, 2001, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses created by the reorganization, and contributions made to the Raymark pension plan. If Raytech Corporation generates losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing future operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $41.8 million at December 30, 2001.

        The Company has filed for and received in 2002 Federal tax refunds of $32 million. Pursuant to the Agreement, Raytech has paid over to the Trust $22.5 million of the refund and retained $9.6 million as required by the holdback provision of the Agreement. The Company expects to file returns relating to the $6 million due from state governments in 2002.

        The Company is under audit for 1996 through 1998, and it is anticipated the audit will be expanded through year-end 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit, or the future audit of the current year, or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

        At December 30, 2001, the Company had foreign loss carryforwards of $3,115 (Germany $1,244, China $154 and U.K. $1,717), which do not expire.
A valuation allowance has been provided against the tax benefit of the U.K. carryforwards due to uncertainty of future profitability of these operations.

        In 2000, the Company recorded a deferred tax asset of $2.767 billion relating to the tax effects of the liabilities subject to compromise. Total deferred tax assets and liabilities at December 31, 2000 amounted to $2.772 billion. Based on its historical domestic taxable income, the Company expected to realize approximately $140 million of the deferred tax asset through the ten-year carryback of the previously paid domestic taxes and the expected tax benefits during the twenty-year carryforward period. In addition, the Company has recognized a deferred tax asset in connection with German loss carryforwards. Accordingly, the Company in 2000 had recorded a valuation allowance of $2.633 billion against the deferred tax asset to state it at its expected net realizable value. The Plan became effective during 2001 and the liabilities subject to compromise were settled for less than the recorded amount of allowed claims. The net deferred tax asset was adjusted accordingly.

       In 1999, the net deferred tax asset represents future tax deductions that can be realized upon carryback to prior years and German loss carryforwards.

     The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.0 million at December 30, 2001, if all of APC's earnings were to be distributed through the distribution of dividends.

Note M - Employee Benefits


     Raytech has several pension plans covering substantially all employees and also provides certain postretirement, self-insured health care and life insurance benefits for its domestic active and retired employees.


    Raytech Pension Plan                              Successor   Predecessor
                                                       Company      Company
                                                         2001         2000
    Change in benefit obligations
    Benefit obligations at
      beginning of year                                $ 4,618     $ 3,455
    Service cost                                           324         302
    Interest cost                                          353         302
    Amendments                                              -          228
    Actuarial loss                                         592         428
    Benefits paid                                         (108)        (97)
    Benefit obligations at end of year                 $ 5,779      $4,618

    Change in plan assets
    Fair value of plan assets
      at beginning of year                             $ 4,382      $3,407
    Actual return on plan assets                           279         222
    Employer contribution                                  764         850
    Benefits paid                                         (108)        (97)
    Fair value of plan assets
      at end of year                                   $ 5,317      $4,382


                                                      Successor   Predecessor
                                                       Company      Company
                                                         2001         2000

    Funded Status Reconciliation and Key Assumptions

    Funded status                                      $ (462)      $ (236)
    Unrecognized actuarial loss                           439          292
    Unrecognized prior service                             -           375
    Net amount recognized                              $  (23)     $   431

    Amounts recognized in the
      statements of financial
      position consist of:

    Accrued benefit liability                          $ (462)     $  (236)
    Intangible asset                                       -           375
    Accumulated other
      comprehensive loss                                  439          292
    Net amount recognized                              $  (23)     $   431

                                                    Successor  Predecessor
                                                     Company     Company
                                                       2001        2000

    Weighted average assumptions
    Discount rate                                      7.00%       7.50%
    Expected return on plan assets                     6.00%       6.00%
    Rate of compensation increase                       n/a         n/a






                                        Successor
                                         Company           Predecessor Company
                                     for the Period    for the Period
                                    April 3, 2001 to   January 1, 2001
    Net Periodic Benefit Expense    December 30, 2001  to April 2, 2001  2000    1999
    Service cost - benefits
          attributed to service during
     the period                            $ 243        $   81         $ 302   $ 319

    Interest cost on benefit
     obligations                             265            88           302     246

    Expected return on plan assets           (208)          (65)         (217)   (178)

    Amortization of prior service cost         -              9            37      20

    Amortization of net actuarial
      loss                                     -             -             -       25

     Total net periodic benefit cost       $ 300        $  113         $ 424   $ 432

     In connection with the implementation of fresh-start reporting on April 2, 2001, the Company increased the value of the liability related to the Raytech pension plan by $.8 million to reflect the present value of future obligations.

                                                        Successor    Predecessor
    Postretirement Benefits Plan                         Company       Company
                                                           2001          2000
    Change in benefit obligations
    Benefit obligations at
      beginning of year                                  $ 11,757     $10,043
    Service cost                                              532         499
    Interest cost                                             894         801
    Plan participants' contributions                           23          25
    Actuarial loss                                            991         644
    Benefits paid                                            (382)       (305)
    Other                                                      -           50
    Benefit obligations at end of year                    $13,815     $11,757

    Change in plan assets
    Fair value of plan assets
      at beginning of year                                $    -      $    -
    Employer contribution                                     359         280
    Plan participants' contribution                            23          25
    Benefits paid                                            (382)       (305)
    Fair value of plan assets
      at end of year                                      $    -      $    -




                                                        Successor   Predecessor
                                                         Company        Company
                                                           2001           2000


     Funded Status Reconciliation and Key Assumptions


    Funded status                                        $(13,815)    $(11,757)
    Unrecognized actuarial loss
      (gain)                                                  671       (1,743)
    Unrecognized prior service                                 -            80
    Net amount recognized                                $(13,144)    $(13,420)

    Amounts recognized in the
      statements of financial
      position consist of:

    Accrued benefit liability                            $(13,144)   $(13,420)

                                                        Successor   Predecessor
                                                         Company      Company
                                                           2001          2000

    Weighted average assumptions
    Discount rate                                          7.00%         7.50%
    Expected return on plan assets                          n/a           n/a
    Rate of compensation increase                          5.00%         5.00%
    Healthcare trend rate                                  8.50%         6.50%

    Sensitivity Analysis, Postretirement Benefits:

   For measurement purposes, a 8.50% annual rate of increase in the per capita cost of covered healthcare benefits was assumed. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate the impact, increasing or decreasing the assumed health care cost trend rates by 1 percentage point in each year would have the following effects:

                                        1 Percentage Point     1 Percentage Point
                                             Increase              Decrease
                                     Successor  Predecessor  Successor   Predecessor
                                      Company     Company     Company      Company
                                        2001        2000        2001         2000
   Effect on total of service
      and interest cost
      components of expense           $   133     $  129      $  (118)      $(114)
    Effect on accumulated post-
      retirement benefit
      obligations                       1,095        945         (994)       (900)


                                         Successor
                                          Company          Predecessor Company
                                     for the Period    for the Period
                                     April 3, 2001 to  January 1, 2001
   Net Periodic Benefit Expense     December 30, 2001  to April 2, 2001  2000    1999
   Service cost - benefits
          attributed to service during
     the period                        $  399             $ 133      $  499  $  561

    Interest cost on benefit
     obligations                          670               224         801     695

    Amortization of prior
      service cost                          -                  1           8       7

    Amortization of net actuarial
      loss (gain)                           -                 (3)        (59)    (51)

   Early retirement window                 -                 -           50      -

    Total net periodic benefit
      cost                             $ 1,069             $ 355      $1,299  $1,212

   In connection with the implementation of fresh-start reporting on April 2, 2001, the Company decreased the value of the liability of the postretirement benefit plan by $1.3 million to reflect the present value of future obligations.

   The Company's German subsidiaries have unfunded defined benefit plans covering certain employees.


                                                   Successor    Predecessor
                                                    Company       Company
    German Plan                                       2001         2000

    Change in benefit obligations
    Benefit obligations at
      beginning of year                             $ 2,168      $2,319
    Service cost                                         58          60
    Interest cost                                       144         150
    Actuarial gain                                     (127)        (97)
    Benefits paid                                       (96)       (115)
    Translation adjustment                             (135)       (149)

    Benefit obligations at end of year              $ 2,012      $2,168

    Change in plan assets
    Fair value of plan assets
      at beginning of year                          $   -        $   -
    Actual return on plan assets                        -            -
    Employer contribution                                96         115
    Plan participants' contributions                    -            -
    Benefits paid                                       (96)       (115)

    Fair value of plan assets
      at end of year                                $   -        $   -



                                                   Successor    Predecessor
                                                    Company       Company
                                                      2001         2000

   Funded Status Reconciliation and Key Assumptions

   Funded status                                   $(2,012)     $(2,168)
    Unrecognized actuarial loss                         -            382
    Unrecognized transition obligation                  -            129

    Accrued benefit cost                            $(2,012)     $(1,657)

   Amounts recognized in the
      statements of financial
      position consist of:

    Accrued benefit liability                       $(2,012)     $(1,657)

                                               Successor    Predecessor
                                                Company       Company
                                                  2001         2000

    Weighted average assumptions
    Discount rate                               7.00%             7.00%
    Expected return on plan assets               n/a               n/a
    Rate of compensation increase                n/a               n/a


                                        Successor
                                         Company           Predecessor Company
                                      for the Period   for the Period
                                     April 3, 2001 to  January 1, 2001
Net Periodic Benefit Expense        December 30, 2001  to April 2, 2001  2000   1999
    Service cost - benefits
     attributed to service during
     the period                           $  43            $ 15       $  60   $  67

    Interest cost on benefit
      obligations                           107              37         150     163

    Amortization of transition
      obligations                            -               -           45      49

    Amortization of net actuarial
      gain                                   -               -         (124)   (166)

    Total net periodic benefit
      cost                                $ 150            $ 52       $ 131   $ 113

   In connection with the implementation of fresh-start reporting on April 2, 2001, the Company increased the value of the liability related to the German pension plan by $.4 million to reflect the present value of future obligations.

   Raymark Pension Plans

     In connection with the bankruptcy proceedings, Raytech assumed the liability of $11.2 million for underfunded Raymark pension plans. See additional disclosure about the Raymark pension plans at Note X.

                                                        Successor Company
                                                              2001
    Change in benefit obligations
    Benefit obligations at beginning of period              $30,632
    Interest cost                                             1,859
    Actuarial loss                                            4,180
    Benefits paid                                              (472)
    Benefit obligations at end of period                    $36,199

    Change in plan assets
    Fair value of plan assets at beginning of period        $19,432
    Actual return on plan assets                             (2,745)
    Benefits paid                                              (472)
    Fair value of plan assets at end of period              $16,215


                                                        Successor Company
                                                              2001

    Funded Status Reconciliation and Key Assumptions

    Funded status                                          $(19,984)
    Unrecognized actuarial loss                               8,000
    Net amount recognized                                  $(11,984)

    Amounts recognized in the statements of
      financial position consist of:

    Accrued benefit liability                              $(19,984)
    Accumulated other comprehensive loss                      8,000
    Net amount recognized                                  $(11,984)

                                                           Successor
                                                            Company
                                                              2001

    Weighted average assumptions
    Discount rate                                            7.00%
    Expected return on plan assets                           8.00%
     Rate of compensation increase                             n/a





                                                           Successor
                                                           Company
                                                              2001
   Net Periodic Benefit Expense


    Interest cost on benefit obligations                   $ 1,859

    Expected return on plan assets                          (1,075)

    Total net periodic benefit cost                        $   784


   The Company also sponsors a defined contribution plan which covers essentially all salaried employees of Raytech. Contributions generally aggregate up to 4% of each salaried employee's base salary in stock or cash and a supplemental payment of 2% of adjusted gross salaries in stock or cash if the Company meets its performance goals. The total Company contributions were $409 for the period April 3, 2001 to December 30, 2001 (Successor Company) and $150 for the period January 1, 2001 to April 2, 2001 (Predecessor Company), $874 in 2000 (Predecessor Company), and $1,024 in 1999 (Predecessor Company) under the salary defined contribution plan. Raytech also has a voluntary defined contribution plan available to all bargaining unit and other hourly-paid employees of the Company and its subsidiaries that are authorized to participate. At Allomatic Products Company, a subsidiary, an incentive contribution of 2% may be payable upon the attainment of certain operating earnings goals. The total contributions were $0 for the period April 3, 2001 to December 30, 2001 (Successor Company) and $0 for the period January 1, 2001 to April 2, 2001 (Predecessor Company), $41 for 2000 (Predecessor Company), and $39 for 1999 (Predecessor Company) under the hourly defined contribution plan.

Note N - Segment Reporting


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

   The Company has recorded the impact of fresh-start reporting as a part of its corporate headquarters. As a result, the segments do not reflect any adjustments for fresh-start (See Note C).

Information relating to operations by industry segment follows:

OPERATING SEGMENTS

                                                                 Dry         Total
                                Wet Friction    Aftermarket     Friction    Segments
Successor Company
for the Period from
April 3, 2001 to
December 30, 2001

Net sales to external
  customers                     $  89,646       $  34,382     $  22,022    $ 146,050
Intersegment net sales (1)          5,866               2            52        5,920
Total net sales                 $  95,512       $  34,384     $  22,074    $ 151,970

Depreciation                    $   6,161       $   1,167     $   1,607    $   8,935
Interest expense                      409              20           412          841
Operating profit (2)                3,387           6,035           603       10,025
Segment assets                    120,106          27,253        24,322      171,681
Expenditures for property,
  plant and equipment               4,158           1,061         1,669        6,888





Predecessor Company
for the Period from
January 1, 2001 to
April 2, 2001

Net sales to external
  customers                     $  34,073       $  13,101     $   8,031    $  55,205
Intersegment net sales (1)          2,974              10           116        3,100
Total net sales                 $  37,047       $  13,111     $   8,147    $  58,305

Depreciation                    $   2,112       $     491     $     563    $   3,166
Interest expense                      242              44           154          440
Operating profit (2)                1,327           2,109           754        4,190
Segment assets                    132,881          32,427        23,591      188,899
Expenditures for property,
  plant and equipment               2,591             127           768        3,486


                                                                 Dry         Total
                               Wet Friction    Aftermarket     Friction    Segments
Predecessor Company
2000
Net sales to external
  customers                     $ 152,673       $  58,435     $  28,424    $ 239,532
Intersegment net sales (1)         12,440              38           882       13,360
Total net sales                 $ 165,113       $  58,473     $  29,306    $ 252,892

Depreciation                    $   7,869       $   1,579     $   2,051    $  11,499
Interest expense                    1,353             239(3)        452        2,044
Operating profit (2)               18,102          10,806           716       29,624
Segment assets                    131,427          33,473        22,927      187,827
Expenditures for property,
  plant and equipment               8,351           2,299         2,680       13,330

1999
Net sales to external
  customers                     $ 156,725      $   64,085     $  31,156    $ 251,966
Intersegment net sales (1)         15,554              16         1,155       16,725
Total net sales                 $ 172,279      $   64,101     $  32,311    $ 268,691

Depreciation                    $   7,037      $    1,434     $   2,050    $  10,521
Interest expense                    1,560             322 (3)       381        2,263
Operating profit (2)               18,092          11,559         1,186       30,837
Segment assets                    138,062          30,802        22,385      191,249
Expenditures for property,
  plant and equipment              16,006           3,098         4,047       23,151


(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation.
(2) The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of income before tax and minority interest.
(3)  Interest on debt due to affiliate.

SALES BY GEOGRAPHIC LOCATION

                                                              Dry
                              Wet Friction    Aftermarket    Friction   Consolidated
Successor Company
for the Period from
April 3, 2001 to
December 30, 2001

United States                  $  81,747       $ 34,382      $    -       $ 116,129
Germany                            7,791            -          17,303        25,094
Other foreign countries              108            -           4,719         4,827

Total net sales                $  89,646       $ 34,382      $ 22,022     $ 146,050




Predecessor Company
for the Period from
January 1, 2001 to
April 2, 2001

United States                  $  30,278       $ 13,101      $    -       $  43,379
Germany                            3,239            -           7,246        10,485
Other foreign countries              556            -             785         1,341

Total net sales                $  34,073       $ 13,101      $  8,031     $  55,205

2000

United States                  $ 141,199       $ 58,435      $   -        $ 199,634
Germany                           10,819            -          25,635        36,454
Other foreign countries              655            -           2,789         3,444

Total net sales                $ 152,673       $ 58,435      $ 28,424     $ 239,532

1999

United States                  $ 146,466       $ 64,085     $   -         $ 210,551
Germany                            9,190            -         29,246         38,436
Other foreign countries            1,069            -          1,910          2,979

Total net sales                $ 156,725       $ 64,085     $ 31,156      $ 251,966

   Sales are attributed to geographic areas based on the location of the assets producing the sales.

   Domestic sales to three wet friction customers, which were each greater than 10% of total net sales, were as follows:

                     Successor
                      Company                Predecessor Company
                  for the Period      for the Period
                 April 3, 2001 to     January 1, 2001
                 December 30, 2001    to April 2, 2001      2000          1999

    Customer A      $ 20,872            $ 7,276          $ 31,159      $ 29,976
    Customer B        20,501              7,640            36,820        37,305
    Customer C        10,068              3,076            18,430        25,588


LONG-LIVED ASSETS BY GEOGRAPHIC LOCATION

                             Wet                     Dry
                           Friction  Aftermarket   Friction   Corporate  Consolidated
Successor Company
2001

United States              $ 53,031   $  8,662     $    -      $ 31,800    $ 93,493
Germany                       1,711        -          9,660         -        11,371
Other foreign countries       3,112        -          4,115         -         7,227

Total long-lived assets    $ 57,854   $  8,662     $ 13,775    $ 31,800    $112,091






Predecessor Company
2000

United States              $ 57,069   $  8,988     $    -      $  2,125   $ 68,182
Germany                          21        -         10,012         -       10,033
Other foreign countries       3,192        -          4,078         -        7,270

Total long-lived assets    $ 60,282   $  8,988     $ 14,090    $  2,125   $ 85,485



1999

United States              $ 57,316   $  8,329     $   -       $  2,019   $ 67,664
Germany                          25        -          9,971         -        9,996
Other foreign countries       2,517        -          4,140         -        6,657

Total long-lived assets    $ 59,858   $  8,329     $ 14,111    $  2,019   $ 84,317


                              Successor
                               Company            Predecessor Company
                           for the Period     for the Period
                          April 3, 2001 to    January 1, 2001
                          December 30, 2001   to April 2, 2001      2000          1999

Operating profit (3)          $  10,025         $  4,190       $    29,624     $ 30,837
Corporate (1)                   (13,791)            (746)           (3,230)      (4,131)
Provision for asbestos
  litigation, environ-
  mental and other claims        (5,860)              -         (7,210,250)(4)      -
Reorganization items               (784)          99,996               -            -
Elimination                         200               54               (53)        (161)
Consolidated (loss)
  income before taxes,
  minority interest and
  extraordinary items         $ (10,210)        $103,494       $(7,183,909)    $ 26,545

Net Sales

Total segment sales           $ 151,970         $ 58,305       $   252,892     $268,691
Eliminations                     (5,920)          (3,100)          (13,360)     (16,725)
Consolidated net sales        $ 146,050         $ 55,205       $   239,532     $251,966

Assets

Total segment assets          $ 171,681         $188,899       $   187,827     $191,249
Corporate (2)                   157,268          138,929           139,305        2,640
Eliminations                     (8,161)          (4,192)           (6,816)      (5,203)

Total consolidated assets     $ 320,788         $323,636       $   320,316     $188,686

(1) Represents the impact of fresh-start reporting (see Note C),compensation and related costs for employees of the Company's corporate office, professional and shareholder fees and public relations expenses.
(2)  Includes cash, deferred tax assets and long-term assets.
(3) The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of income before tax and minority interest.
(4)  Represents a charge for liabilities subject to compromise (see Note A).

                                   Segment        Corporate      Consolidated
Other Significant Items             Total        Headquarters        Total
Successor Company
For the Period
April 1, 2001 to
December 30, 2001
Depreciation                    $    8,935       $   1,650       $   10,585
Interest expense                       841              32              873
Expenditures for property,
  plant and equipment                6,888              51            6,939

Predecessor Company
For the Period
January 1, 2001 to
April 2, 2001
Depreciation                    $    3,166       $      14       $    3,180
Interest expense                       440               4              444
Expenditures for property,
  plant and equipment                3,486              -             3,486

                                   Segment        Corporate        Consolidated
Other Significant Items             Total        Headquarters          Total
Predecessor Company
2000
Depreciation                    $    11,499      $      46       $   11,545
Interest expense                      2,044            174            2,218
Expenditures for property,
  plant and equipment                13,330             69           13,399

1999
Depreciation                    $    10,521      $      48        $  10,569
Interest expense                      2,263             16            2,279
Expenditures for property,
  plant and equipment                23,151             52           23,203

Note O - Summarized Quarterly Financial Data (Unaudited)
         (in thousands except share and market data)

                                             Fiscal Quarters Ended 2001 (3)
                           Predecessor Company             Successor Company
                             Qtr. 1           Qtr. 2           Qtr. 3     Qtr. 4
                                         4/2/01   4/3/01 to
                                                   7/1/01

Net sales               $   55,205    $     -     $ 50,561   $ 48,752   $ 46,737
Gross profit                11,394          -        4,563      9,364      7,533
Income (loss) before
  provision for taxes,
  minority interest
  and extraordinary
  items                      3,498        99,996    (3,327)    (1,157)    (5,726)
Net income (loss)            1,715     6,993,542    (2,395)       881     (4,063)
Basic earnings (loss)
  per share (2)                .49          -(4)      (.06)       .02       (.10)
Diluted earnings
  (loss) per share(2)          .48          -(4)      (.06)       .02       (.10)

Market range:
  -high                       3.50          -         3.70       2.95       2.55
  -low                        2.19          -         2.22       2.02       1.75
Dividends                      -            -          -          -          -


                                           Fiscal Quarters Ended 2000
                                      Qtr. 1     Qtr. 2     Qtr. 3      Qtr. 4

Net sales                          $ 67,475    $ 61,122    $ 56,755    $ 54,180
Gross profit                         18,109      14,824      14,012      12,544
Income (loss) before
  provision for taxes and
  minority interest                   9,106  (7,201,306)(1)   5,918       2,373
Net income (loss)                     4,820  (7,063,828)(1)   2,972      (2,942)
Basic earnings (loss) per
  share(2)                             1.38   (2,023.70)(1)     .84        (.84)
Diluted earnings (loss) per
  share(2)                             1.36   (2,023.70)(1)     .84        (.84)

Market range:
  -high                                4.00        3.94        3.31        2.94
  -low                                 3.33        3.00        2.63        1.88
Dividends                                -           -           -           -


(1) Includes recording of the estimated amount of allowed claims in the amount of $7.2 billion relating to asbestos personal injury, environmental and employee benefits issues. See Note A to the Consolidated Financial Statements.
(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year.
(3) Includes the effect of the Plan of Reorganization and fresh-start reporting (see Note C).
(4)  Earnings per share is not meaningful for the one-day results.

Note P - Supplementary Financial Statement Detail



                                            Successor            Predecessor
                                             Company               Company
At                                             2001                  2000

OTHER CURRENT ASSETS

Deferred income taxes                       $  4,680                $  2,686
Non-trade receivables                          1,207                   1,408
Prepaid insurance                                252                     361
Other                                            909                   1,275
                                            $  7,048                $  5,730


ACCRUED LIABILITIES

Property taxes                              $  2,971                $  2,632
Accrued interest                                  46                   2,058
Wages and other compensation and
  related taxes                                3,646                   5,106
Income taxes payable                           2,692                   1,199
Pensions and employee benefits                 2,210                   2,570
Environmental cleanup                          6,782                   3,000
Other                                          4,347                   5,973
                                            $ 22,694                $ 22,538

LIABILITIES SUBJECT TO COMPROMISE

Personal injury asbestos
  litigation claims                         $    -                $6,760,000
Governmental environmental claims                -                   431,750
Raymark pension claims                           -                    16,000
Raymark retiree claims                           -                     2,500
Dana claim (formerly Echlin
 [see Note K])                                   -                     1,183
                                            $    -                $7,211,433

OTHER LONG-TERM LIABILITIES

Minority interest                           $  7,704              $    6,505
Other                                            987                     816
                                            $  8,691              $    7,321

                           Successor        Predecessor
                            Company           Company
                        for the Period     for the Period
                       April 3, 2001 to    January 1, 2001
Fiscal Year            December 30, 2001   to April 2, 2001    2000       1999

ALLOWANCE FOR BAD DEBTS

Beginning balance           $  1,234           $ 1,234       $ 1,350    $ 1,109
Provisions                       130               143            26        388
Charge-offs                     (635)             (143)         (142)      (147)
Ending balance              $    729           $ 1,234       $ 1,234    $ 1,350




                           Successor        Predecessor
                            Company           Company
                        for the Period     for the Period
                       April 3, 2001 to    January 1, 2001
Fiscal Year            December 30, 2001   to April 2, 2001     2000       1999

OTHER INCOME, NET

Interest income             $    474           $   106        $   592    $   352
Other income
  (expense), net                  70               129            436        849
                            $    404           $   235        $ 1,028    $ 1,201

Note Q - Commitments


       Rental expense amounted to $914 for the period April 3, 2001 to December 30, 2001 (Successor Company) and $313 for the period
       January 1, 2001 to April 2, 2001 (Predecessor Company), $1,379 for 2000 (Predecessor Company), and $1,361 for 1999 (Predecessor Company). The approximate minimum rental commitments under non-cancelable leases at December 30, 2001, were as follows: 2002, $690; 2003, $568;
2004, $314; 2005 $187; 2006, $91.

Note R - Stock Option Plans


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

          The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Had compensation cost been determined consistent with FASB Statement No. 123, pro forma net income for the year ended January 2, 2000 would have been $16,012. There was no pro forma impact on net income (loss) for the years subsequent to January 2, 2000, as the options outstanding were fully vested in 1999. Pro forma basic and diluted earnings per share for the year ended January 2, 2000 would have been $4.66 and $4.55.

          The fair value of the options granted during 1998 was estimated at $2.01 per common share on the date of grant using the Black-Scholes option pricing model with the following assumptions: the expected volatility was 54%, the dividend yield was $0, the risk free interest rate used was 5.42% and the expected life of four years was used for the options.

          Changes during the three years ended December 30, 2001 in shares under option were as follows:

                    Successor Company                Predecessor Company
                                2001                   2000                    1999
                            Weighted               Weighted                Weighted
                             Average                Average                 Average
                            Exercise               Exercise                Exercise
                     Options   Price     Options      Price    Options        Price
Outstanding at
 beginning of year   700,413   $3.79     758,013     $3.73     845,957        $3.56
Exercised             (6,596)   2.75     (38,409)     2.75     (59,509)        2.06
Lapsed                   -       -          -          -        (3,735)        4.25
Canceled            (120,060)   3.92     (19,191)     3.33     (24,700)        1.75

Outstanding at
  end of year        573,757   $3.78     700,413     $3.79     758,013        $3.73

Options exercisable
 at end of year      573,757   $3.78     700,413     $3.79     758,013        $3.73


          There were no options available for future awards at December 30, 2001 and December 31, 2000. There were 35,279 options available for future option awards at December 31, 1999.

          Options outstanding and exercisable at December 30, 2001 were as follows:

                                    Options Outstanding         Options Exercisable
                                    Weighted
                                     Average   Weighted                    Weighted
                                   Remaining    Average                     Average
       Range of         Number   Contractual   Exercise          Number    Exercise
 Exercise Price    Outstanding          Life      Price     Exercisable       Price
    $2.75            180,059           .84       $2.75       180,059         $2.75
     4.25            393,698          6.62        4.25       393,698          4.25

  $2.75 - $4.25      573,757          4.81      $ 3.78       573,757        $ 3.78

Note S - Concentration of Credit Risk


     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The primary businesses of the Company are the automotive and heavy duty equipment markets and the related aftermarkets within the United States, Europe and Asia. At December 30, 2001 and December 31, 2000, the Company's five largest uncollateralized receivables represented approximately $9,672 or 42% and $9,450 or 39%, respectively, of the Company's trade account balance. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables.
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note T - Earnings Per Share

                                          Successor Company                    Predecessor Company
                                          for the Period         For the Period
                                          April 3, 2001 to      January 1, 2001 to
                                            Dec. 30, 2001         April 2, 2001           2000                 1999
Basic EPS Computation
Numerator:
 (Loss) income before
    extraordinary items                    $    (6,531)            $    72,334        $(7,058,978)       $    16,364
  Extraordinary items                              954               6,922,923                -                  -
  Net (loss) income                        $    (5,577)            $ 6,995,257        $(7,058,978)       $    16,364

Denominator:
  Weighted average shares                   41,521,924               3,519,313          3,480,904          3,421,395
  Weighted average shares issued
    as a result of reorganization                  -                   413,072                -                  -
  Weighted average stock options
    exercised                                    5,383                     -               21,618             17,622
  Adjusted weighted average shares          41,527,307               3,932,385          3,502,522          3,439,017

Basic (loss) earnings per share:
  (Loss) income before
    extraordinary items                    $      (.15)            $     18.39        $ (2,015.40)       $      4.76
  Extraordinary items                              .02                1,760.49                -                  -
  Net (loss) income                        $      (.13)            $  1,778.88        $ (2,015.40)       $      4.76

Diluted EPS Computation
Numerator:
  (Loss) income before
    extraordinary items                    $    (6,531)            $    72,334        $(7,058,978)       $    16,364
  Extraordinary items                              954               6,922,923                -                  -
  Net (loss) income                        $    (5,577)            $ 6,995,257        $(7,058,978)       $    16,364

Denominator:
  Weighted average shares                   41,521,924               3,519,313          3,480,904          3,421,395
  Weighted average shares issued
    as a result of reorganization                  -                   413,072                -                  -
  Weighted average stock options
    exercised                                    5,383                     -               21,618             17,622
  Dilutive potential common shares                 -                    13,897                -               79,867
  Adjusted weighted average shares
    and equivalents                         41,527,307               3,946,282          3,502,522          3,518,884

Diluted (loss) earnings per share:
  (Loss) income before
     extraordinary items                   $      (.15)             $    18.33        $ (2,015.40)        $     4.65
  Extraordinary items                              .02                1,754.29                -                  -
  Net (loss) income                        $      (.13)             $ 1,772.62        $ (2,015.40)        $     4.65

Options to purchase 483,815, 487,550, 495,020, 498,755 shares of common stock at $4.25 were outstanding during the period April 3, 2001 to December 30, 2001 (Successor Company), the period January 1, 2001 to April 2, 2001 (Predecessor Company) and for 2000 (Predecessor Company) and for 1999 (Predecessor Company), respectively. In addition, options to purchase 209,927 shares of common stock at $2.75 were outstanding during the period April 3, 2001 to December 30, 2001 (Successor Company). These shares were not included in the computation of diluted earnings per share because the option's exercise price was greater than average market price of the common shares.

In addition, the dilutive potential common shares of 26,853 options for 2000 (Predecessor Company) were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

In connection with the Plan of Reorganization, 38 million shares were issued.

On February 12, 2002, the Official Committee of Equity Security Holders filed a motion in the United States Bankruptcy Court objecting to the allocation of common shares under the Plan of Reorganization between the unsecured creditors and the existing equity holders. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares, or to retire shares, in the future. This would directly impact the earnings per share calculations of the Company.

Note U - Comprehensive Income


     The components of and changes in accumulated other comprehensive (loss) income are as follows:

                                       Foreign      Minimum      Accumulated
                                       Currency     Pension         Other
                                       Translation  Liability    Comprehensive
                                       Adjustments  Adjustments  (Loss) Income
Predecessor Company

Balance January 3, 1999                 $   926      $(1,095)     $  (169)

  Changes during the year                (1,091)       1,095            4

Balance January 2, 2000                    (165)         -           (165)

  Changes during the year                  (761)        (292)      (1,053)

Balance December 31, 2000                  (926)        (292)      (1,218)

  Changes during the period                 926          292        1,218

Balance April 2, 2001                   $    -       $    -       $   -



Successor Company

Balance April 2, 2001                   $    -       $    -       $   -

  Changes during the period                (272)      (8,439)      (8,711)

Balance December 30, 2001               $  (272)     $(8,439)     $(8,711)

     In connection with the implementation of fresh-start reporting on April 2, 2001, the Company eliminated accumulated other comprehensive loss as required by fresh-start reporting.

     The Company has not provided for the future tax deduction associated with foreign currency translation adjustments due to management's decision to permanently reinvest the earnings of their foreign subsidiaries.

     No tax benefit has been provided for the future tax deduction associated with the minimum pension liability for the period January 3, 1999 to April 2, 2001 due to the limitations on the realizability of deferred tax assets.

     The tax benefits resulting from any tax deductions relating to the Raymark Pension Plan have been assigned to the PI Trust in accordance with the Plan, and therefore, Raytech will not receive the future tax deduction. Accordingly, the future tax deduction relating to the minimum pension liability for the period April 3, 2001 to December 30, 2001 was recorded as a deferred tax asset with a corresponding payable to the PI Trust.

     The Company has not provided for the future tax deduction associated with foreign currency translation adjustments due to management's decision to permanently reinvest the earnings of their foreign subsidiaries.

Note V - Goodwill and Other Intangible Assets


     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. As discussed in Note C, the Company adopted fresh-start reporting as described in the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 requires that any change in accounting principles that will be required within the twelve months following the adoption of fresh-start reporting should be adopted at that time. Accordingly, the Company has adopted SFAS No. 141 and No. 142 as of April 2, 2001. All intangible assets and goodwill have been valued at fair value as of the date of fresh-start reporting.

                                    Successor Company          Predecessor Company
                                          2001                        2000
                                  Gross                        Gross
                                 Carrying    Accumulated      Carrying   Accumulated
                                  Amount     Amortization      Amount

Amortization

Finite life intangible assets:
  Unpatented technology          $ 16,262       $1,455         $    -      $    -
  Distribution base                 5,716          213              -           -
    Sub-total                      21,978       $1,668              -           -

Indefinite life intangible
  assets:
  Trademarks                       17,713                           -           -

Goodwill                           34,767                        21,620    $  2,121

Intangible assets, net           $ 72,790                      $ 19,499


The weighted-average amortization periods for the unpatented technology and the distribution base are 6 and 20 years, respectively. Amortization expense for the period April 3, 2001 to December 30, 2001 amounted to $1,668.

Estimated annual amortization expense is as follows:

             For the year ending:

                    2002                 $ 2,224
                    2003                   2,224
                    2004                   2,224
                    2005                   2,224
                    2006                   2,224

As required by SFAS No. 142, trademarks and goodwill for the Successor Company will not be amortized but will be reviewed for impairment annually. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. The amount of goodwill has been assigned to each of the Company's segments. There were no changes in the carrying amount of trademarks or goodwill during the period from April 3, 2001 to December 30, 2001.

     Reported net income presented exclusive of amortization expense (including any related tax effects) recognized in prior periods relating to goodwill of the Predecessor Company would have been:

                                                   Predecessor Company
                                         Period from
                                       January 1, 2001
                                       to April 1, 2001        2000           1999
  Reported net income (loss)              $ 1,715          $(7,058,978)    $ 16,364
  Add back goodwill amortization              207                  822          974
  Adjusted net income (loss)              $ 1,922          $(7,058,156)    $ 17,338

  Basic earnings (loss) per share:
    Reported net income (loss)            $   .49          $ (2,015.40)    $   4.76
    Goodwill amortization                     .06                  .24          .28
    Adjusted net income (loss)            $   .55          $ (2,015.16)    $   5.04

  Diluted earnings (loss) per share:
    Reported net income (loss)            $   .48          $ (2,015.40)    $   4.65
    Goodwill amortization                     .06                  .24          .28
    Adjusted net income (loss)            $   .54          $ (2,015.16)    $   4.93

NOTE W - Litigation


     The Company is subject to certain legal matters that have arisen in the ordinary course of business, which management expects would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. In addition, the Company is involved in the following litigation.

     In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. Three additional insurers have been added to the Reliance case as ordered by the District Court. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC prepared a plan for implementation and has begun carrying out the cleanup Order. The Company has estimated that the cost to comply with the Order and related fines will be approximately $9.1 million which required an additional accrual of $5.9 million during the period from April 3, 2001 to December 30, 2001 in order to fully reserve the estimated cost. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA.

     In April 1998, Advanced Friction Materials ("AFM") redeemed 53% of its stock from the former owner for a formulated amount of $6.044 million, $3.022 million paid at closing and the balance of $3.022 million payable by note in three equal annual installments resulting in the Company attaining 100% ownership of AFM. In April 1999, AFM withheld payment of the note as a result of the discovery of an embezzlement by the former financial manager of AFM affecting the formulated payment. In June 1999, the former owner filed an action against the Company in a County Court in Michigan captioned Oscar E. Stefanutti, et al. vs. Raytech Automotive Components Company to enforce payment of the note. A trial date was scheduled for August 2001. Just prior to the start of the trial, the Court ordered a mediation resulting in a settlement of the case in October 2001 providing for payment by the Company of $3.1 million and full releases of the parties. The Company recorded approximately $1.5 million in income from extraordinary items (early extinguishment of debt) relating to interest accrued on the note payable that was not required to be paid in connection with the settlement.

     In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and Note W, continued


controlled corporations) in the U.S. District Court in Hartford, Connecticut, captioned Laureen Ryan, Trustee, et al. vs. Craig R. Smith, et al. alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and enriching the Smith family by an estimated $12 million and their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order was amended several times and became a preliminary injunction. A motion for summary judgment was filed by the plaintiffs and was ruled upon in March 2001. The Court ruled that defendants (Smith, et al.) as fiduciaries owed a duty to Raymark's creditors, that the transfer of $8.5 million of funds, specifically earmarked for tort claims, to Smith related entities was a breach of that fiduciary duty, was a fraudulent transfer and was an unjust enrichment to the Smith family. Pending final judgment on the ruling, the Court set a trial on the remaining issues for November 2001. Just prior to the start of the trial, the Court strongly urged the parties to settle resulting in negotiations and a tentative settlement causing the trial to be vacated. The settlement was completed in January 2002 and included payments of $.5 million cash and Allomatic Products Company stock held by Smith and related parties to Raymark. Allomatic Products Company is a majority-owned subsidiary of Raytech, of which Raytech owns 57%. Smith and related parties owned approximately 40% prior to the settlement with Raymark.

     In February 2002, the Committee of Equity Holders filed a motion in the U.S. Bankruptcy Court asking for the distribution of the Company's shares to the general creditors under the Plan of Reorganization to be recalculated, claiming that the equity holders received less than the required percentge of shares. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares, or to retire shares, in the future. This would directly impact the earnings per share calculations of the Company. A hearing on the motion has been scheduled by the Bankruptcy Court in April 2002.

NOTE X - Liquidity


     Concurrent with the effective date of the Plan, Raytech settled the Liabilities Subject To Compromise either through the issuance of common stock, payment in cash or the assumption of a liability for $11.2 million for certain Raymark pension plans, among other resolutions. The pension plans have a current unfunded liability for pre-2001 funding for $6.5 million. The Company is working with the Internal Revenue Service (IRS) and the PBGC to obtain a funding waiver under Revenue Procedure 94-41. The request for waiver was filed with the IRS on February 28, 2002. The waiver, if granted, would provide for an extended period of time for funding this pre-2001 amount of $6.5 million while keeping the annual funding going forward on a current basis. The funding required for the 2001 pension funding period would be approximately $3.3 million, the anticipated funding for the pre-2001 period amount would be approximately $1.6 million annually for five years. The total payment due through September 15, 2002 would amount to $6.5 million. In December 2001, the Company and the PBGC entered into an escrow agreement, which is intended to reflect the Company's intent to fund subject to receiving the waiver. The escrow account was funded with $3.0 million in December 2001, which is included as restricted cash at December 30, 2001, and an additional $1.2 million in January 2002 for a total of $4.2 million. The remaining funding requirement in 2002 for the 2001 plan year and the pre-2001 period is $2.3 million. In the event that the waiver from the IRS is not granted, the funding requirements for 2001 would be $12.3 million. This would require additional borrowings by the Company. The Company anticipates that additional borrowings would be available using assets of the Company not currently pledged as collateral for its existing debt. The Company expects to be successful in receiving this waiver.

     The Plan also sets forth a Tax Benefits Assignment and Assumption Agreement between the Company and the PI Trust, which provides that the tax benefits received by the Company due to the reorganization be passed onto the PI Trust as received, subject to a holdback provision (see Note L - Income Taxes). At December 30, 2001, the Company had recorded as a current asset, Income Tax Receivable of $37.9 million with a corresponding liability payable to the PI Trust. In January 2002, the Company filed its 2001 Federal tax return for the Raytech consolidated group and received a tax refund of $32.1 million of which $22.5 million was forwarded to the PI Trust and $9.6 million is being held as a holdback amount. The remaining current receivable of $5.8 million represents taxes due from state governments. These returns are expected to be filed in 2002.

     The Company recorded an expense for environmental liability during the thirty-nine-week period ended December 30, 2001 of $5.9 million. The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company has an accrued liability of $7.4 million at December 30, 2001, which should provide for full remediation and fines in compliance with the Order. It is anticipated that substantially all of these costs will be paid in the 2002 fiscal year. See Note W in the Consolidated Financial Statements for more details.

     Management believes that existing cash balances, availability under its existing credit facilities and cash flow from operations during 2002 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments. In the event that the waiver is not obtained for the Raymark pension funding, additional borrowings will be required.

Note Y - Restricted Cash


Restricted Cash relates to the following:


                                            Successor            Predecessor
                                             Company               Company
At                                             2001                  2000

Pension escrow                              $  3,000                $    -
Letters of credit                              1,986                   1,049
Other                                            410                      57
                                            $  5,396                $  1,106


The letters of credit collateralize certain obligations relating primarily to workers' compensation. For discussion regarding the pension escrow account, see Note X.



                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Raytech Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 103 present fairly, in all material respects, the financial position of Raytech Corporation (the "Company," a holding company) and its subsidiaries at December 30, 2001 (Successor Company) and December 31, 2000 (Predecessor Company), and the results of their operations and their cash flows for the period April 3, 2001 to December 30, 2001 (Successor Company), the period from January 1, 2001 to April 2, 2001 (Predecessor Company), and each of the two fiscal years in the period ended December 31, 2000 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, effective
April 18, 2001, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court and adopted fresh-start reporting as further described in Notes B and C to the consolidated financial statements.Accordingly, the consolidated financial statements for the periods subsequent to the reorganization (Successor Company financial statements) are not comparable to the consolidated financial statements presented for the prior periods (Predecessor Company financial statements).



PRICEWATERHOUSECOOPERS LLP



Hartford, Connecticut
March 8, 2002

 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures

          Not applicable

                             PART III


Item 10.  Directors and Executive Officers of Registrant

Directors

     The Amended Certificate of Incorporation of Raytech Corporation provides that the Board of Directors shall consist of not more than nine and not less than three Directors. Under Delaware law, the election of a nominee as a Director requires the affirmative vote of the holders of a plurality of the shares of Raytech Common Stock represented at the meeting.

     The current Directors were appointed, under the Corporation's Second Amended Plan of Reorganization confirmed by the U.S. Bankruptcy Court on August 31, 2000 and made effective April 18, 2001, to hold office until the Annual Meeting of Stockholders held in the following year (2002), except the Director appointed by the Equity Committee shall serve for a term of three years, and until their successors are elected and qualified.

     Set forth below are the names of all Directors, together with their ages, principal occupations and business experience during the last five years, present directorships, the year each first became a Director and the number of shares of Raytech Common Stock owned by each beneficially, directly or indirectly, as of June 1, 2001. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to shares beneficially owned by them.

                                                                   Shares of
                             Principal Occupation                 Common Stock
                             Business Experience                  Beneficially
                             During Last 5 Years     First            Owned
                             and Present             Became             Percent
Name                  Age    Directorships          Director     Total  of Class

Albert A. Canosa      56      President and Chief       1998    161,781(a)    .4%
                              Executive Officer,
                              Raytech Corporation;
                              Previously, Vice
                              President of Adminis-
                              tration, Treasurer
                              and Chief Financial
                              Officer, Raytech
                              Corporation; Director,
                              Quinnipiac University

Robert F. Carter      56      Attorney, Carter &        2001          0       .0%
                              Civitello

James L. Fishel       70      Retired, formerly         2001          0       .0%
                              Vice President and
                              Chief Credit Officer,
                              General Electric
                              Credit Corp.


                                                                     Shares of
                             Principal Occupation                  Common Stock
                             Business Experience                   Beneficially
                             During Last 5 Years      First            Owned
                             and Present              Became            Percent
Name                   Age   Directorships           Director    Total  of Class
Kevin S. Flannery      57    President, Whelan         2001      5,000      .01%
                             Financial Corporation;
                             Formerly, a Senior
                             Managing Director, Bear
                             Stearns & Co., Inc.;
                             Director, Palatin
                             Technologies, Inc.,
                             Sarcom Inc.

John H. Laeri          66    Chairman, Meadowcroft     2001          0       .0%
                             Associates, Inc.;
                             President and Chief
                             Executive Officer,
                             The GolfCoach Inc.
                             Director, Celotex
                             Corp., Rohn Industries,
                             Inc., Claims, Processing
                             Facility, Inc., The
                             GolfCoach, Inc.

Stanley J. Levy        67    Attorney,                 2001          0       .0%
                             Levy Phillips &
                             Konigsberg LLP;

H. Craig Lewis         57    Vice President,           2001      3,000      .01%
                             Norfolk Southern
                             Corp.; Attorney;
                             State Senator, PA;
                             Director, Imagemax

Gene Locks             65    Attorney, Greitzer and    2001          0      .0%
                             Locks; Director, UNR
                             Industries, Inc.,

Frederick J. Mancheski  75   Retired, formerly         1998          0      .0%
                             Chairman of the Board
                             and Chief Executive
                             Officer of Echlin Inc.;
                             Director, Marlin Co.

(a) Total includes 159,781 shares, which Mr. Canosa holds the option to purchase within 60 days.


Directors' Compensation

    The Directors' compensation includes an annual retainer of $22,500 (except the Chairman of the Board has an annual retainer of $45,000) plus an annual retainer of $2,000 for each committee appointment (except the Chairman of each committee has an annual retainer of $4,000). In addition, each Director receives $1,500 for each Director's meeting attended and $1,500 for each committee meeting attended. There is no minimum attendance rule and any Director that misses all meetings would receive the annual retainer but no meeting fees.


Executive Officers

                                                      First Became
    Name                 Age     Positions Held         Officer

Albert A. Canosa         56     President and            1986
                                Chief Executive
                                Officer

John B. Devlin           50     Vice President,          1998
                                Treasurer and Chief
                                Financial Officer

John J. Easton           58     Vice President,          1991
                                President of
                                Subsidiary, Raybestos
                                Products Company,
                                since 1987

LeGrande L. Young        66     Vice President,          1986
                                Administration,
                                Secretary and
                                General Counsel

Item 11.  Executive Compensation

Summary Compensation Table:

    The following Summary Compensation Table identifies current, long-term and stock-related compensation paid to the Chief Executive Officer and the three most highly compensated executive officers for 2001 and two prior years:

                                                        Long-Term
                                                      Compensation
                             Annual Compensation    Awards   Payouts     All Other
   Name/                      Salary      Bonus     Options   LTIP    Compensation
  Position (1)        Year     ($)         ($)         #        $(2)       ($)(3)
  Albert A. Canosa    2001    311,352       -         -         -         12,248
  President and Chief 2000    298,800    311,352      -         -         15,429
  Executive Officer   1999    286,758    308,265      -      286,758      13,901


  John B. Devlin      2001    168,451       -         -         -          8,439
  Vice President,     2000    161,771    162,865      -         -         10,684
  Treasurer and       1999    155,250    128,948      -      156,300      10,192
  Chief Financial
  Officer


  John J. Easton      2001    201,083       -         -         -         10,822
  Vice President      2000    199,056    201,083      -         -         14,222
                      1999    191,033    144,734      -      144,734      13,460


  LeGrande L. Young   2001    201,083       -         -         -          9,816
  Vice President,     2000    197,706    201,083      -         -         13,216
  Administration,     1999    189,737    207,451      -      192,978      12,495
  Secretary and
  General Counsel

(1)  Registrant has only four executive officers, including the CEO.
(2) Payouts pursuant to the Strategic Plan Variable Compensation Program providing awards for a three-year strategic planning period based upon earnings per share achievements.
(3) The numbers stated for each year recite Registrant contributions to Messrs. Canosa, Devlin, Easton and Young under its defined contribution plan [401(k)] in the amounts of $6,800, $6,742, $6,800 and $6,800, respectively, for 2001, $10,200, $9,870, $10,200, and $10,200,
     respectively, for 2000 and in the amounts of $9,600, $9,410, $9,600 and $9,600, respectively, for 1999.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                        Value of
                                                      Number of       Unexercised
                          Shares                     Unexercised      In-the-Money
                         Acquired                      Options          Options
                            on           Value       at 12/30/01      at 12/30/01
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



Performance Graph (Table)

        The following Performance Graph (Table) compares the Registrant's cumulative total shareholder return on its common stock with certain indexes and peer groups for a five-year period:

         COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
     AMONG RAYTECH CORPORATION, DOW JONES GLOBAL INDEX U.S.*
          AND DOW JONES AUTO PARTS INDUSTRY GROUP INDEX*


                                                 Dow Jones Auto
                               Dow Jones Global  Parts Industry
                      Raytech    Index U.S.       Group Index

       1996            $100         $100             $100
       1997             138          130              126
       1998              72          160              123
       1999              85          194              123
       2000              55          174               88
       2001              63          151              113


* Based on closing index on the last trading day of the calendar year.

Assumes $100 invested on December 31, 1996 in Raytech common stock, Dow Jones Global Index U.S., and Dow Jones Auto Parts
Industry Group Index

Compensation Committee Report on Executive Compensation

       The Compensation Committee of the Board of Directors of the Registrant, consisting of five Directors, makes this report of its compensation policies applicable to the executive officers and the basis for the Chief Executive Officer's compensation for the last completed fiscal year.

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

      The base salary for executive officers is set in relation to the base salary policy and practice of other bonus paying employers in the metalworking/fabricating industry. The data source for determining the base salary practice of bonus paying employers is Hewitt Associates Total Compensation Measurement, which resulted from an integration of Management Compensation Services Project 777 Study and Hewitt's Compensation Data Base used in the past. This data source was selected as a model for executives' salaries based upon the similarities of industry, operations and products to the Registrant and the prestige of the sponsoring firm. Special pay practice surveys may be conducted if the Compensation Committee deems it appropriate in its discretion but have not done so within the last three years. The other bonus paying employers used in establishing the base salary of executives are listed in the reference Total Compensation Measurement. Of all industry groups of corporations set forth in the Total Compensation Measurement, the metalworking/fabricating group was determined by the Compensation Committee to be the closest and most fitting in type of operations, products and job responsibilities to the Registrant. The base salaries of executive officers, including the Chief Executive Officer, were generally low compared to the survey listed. Since this base salary tends to be lower than the salary policy of non-bonus paying employers, comparable levels of total compensation are achieved or exceeded only when the variable element of compensation is added to the base. To strengthen the executives commitment to improvement of the financial performance of the Corporation, the amount available for distribution as variable compensation in any year is determined by either the return on equity or earnings before tax at the Board's discretion. The formula necessitates that the Corporation achieve a stipulated earnings before tax or return on equity goal before variable compensation is paid. Payment of shareholder dividends in the year variable compensation is earned is a pre-requisite to payment; provided, however, that such compensation may be paid in any event if the Board finds that unusual circumstances justify such payments.

      In accordance with the philosophy recited above, the Board stipulated earnings before tax goals in each of the fiscal years 1999, 2000 and 2001 based upon a Board approved Business Plan for each year. The stipulated earnings before tax goals were achieved for the years 1999 and 2000 resulting in variable compensation or bonus to the executive officers, including the Chief Executive Officer, as well as other key employees, in amounts established in the variable compensation plan. Earnings before tax are recited in the Registrant's 2001 Annual Report on Form 10-K herein. The total compensation of the executive officers in the years in which variable compensation or bonus was paid based on performance was high compared to the Hewitt's Total Compensation Measurement Survey grouping referenced above.

     The bonus opportunities in the fiscal years 1999, 2000 and 2001 for executive officers and the Chief Executive Officer were therefore based on the following factors:

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

    (iv) The corporate earnings before tax goals stipulated by the Board for 1999 and 2000 were met and exceeded in the amount of 100% resulting in a variable compensation opportunity to each executive officer of 100% of 75% or 100% of each such officer's base salary and resulting in variable compensation opportunity to the Chief Executive Officer of 100% of 100% of such officer's base salary. Actual variable compensation awarded was then determined by the evaluation of performance of each officer to specific written objectives submitted at the beginning of each year.

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

     Reiterating, the base salary of the Chief Executive Officer is based upon comparable positions in the metalworking/fabrication industry grouping of Hewitt's Total Compensation Measurement Survey and is low in comparison. The variable or bonus portion of the Chief Executive Officer compensation is subject to achievement of the earnings goals referenced above and is high in comparison to total compensation of other chief executive officers similarly positioned in the survey. As stated, the achievement of the stipulated earnings before tax goal was directly related to the variable compensation or bonus received by the Chief Executive Officer in 1999 and 2000, and the long-term variable compensation related to strategic planning received in 1999.

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

                                        Compensation Committee
                                            Robert F. Carter
                                            Stanley J. Levy
                                            H. Craig Lewis
                                            Gene Locks
                                            Frederick J. Mancheski

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Directors
                                       Shares of Common  Stock
                                         Beneficially Owned
                                                      Percent
                                       Total          Of Class

    Albert A. Canosa                  161,781 (a)       .39%
    Kevin S. Flannery                   5,000           .01%
    H. Craig Lewis                      3,000           .01%


Executive Officers

    Albert A. Canosa                  161,781 (a)       .39%
    President and Chief
    Executive Officer

    John B. Devlin                     22,000 (b)       .06%
    Vice President, Treasurer
    and Chief Financial Officer

    John J. Easton                     73,902 (c)       .18%
    Vice President

    LeGrande L. Young                 140,908 (d)       .34%
    Vice President, Administration,
    Secretary and General Counsel

All Directors and Executive Officers
     as a Group (9)                    406,591 (e)      .97%



(a) Total includes 159,781 shares which Mr. Canosa holds the option to purchase within 60 days.
(b) Total includes 22,000 shares which Mr. Devlin holds the option to purchase within 60 days.
(c) Total includes 66,566 shares which Mr. Easton holds the option to purchase within 60 days.
(d) Total includes 133,908 shares which Mr. Young holds the option to purchase within 60 days.
(e) Total includes 382,255 shares which the Executive Officers as a group hold the option to purchase within 60 days.

Item 13.  Certain Relationships and Related Transactions

                                      None


                              PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

(a)  The following financial statements are included in Part II,
     Item 8:

     (1)  Financial Statements

            Consolidated Balance Sheets at December 30, 2001
            (Successor Company) and December 31, 2000 (Predecessor
            Company)

            Consolidated Statements of Operations for the period
            April 3, 2001 to December 30, 2001 (Successor Company), for the period January 1, 2001 to April 2, 2001 (Predecessor Company), for the year ended December 31, 2000 (Predecessor Company), and for the year ended January 2, 2000 (Predecessor Company)

            Consolidated Statements of Cash Flows for the period
            April 3, 2001 to December 30, 2001 (Successor Company), for the period January 1, 2001 to April 2, 2001 (Predecessor Company), for the year ended December 31, 2000 (Predecessor Company), and for the year ended January 2, 2000 (Predecessor Company)

            Consolidated Statements of Changes in Shareholders' Equity for the period April 3, 2001 to December 30, 2001
            (Successor Company), for the period January 1, 2001 to
            April 2, 2001 (Predecessor Company), for the year ended December 31, 2000 (Predecessor Company), and for the year ended January 2, 2000 (Predecessor Company)

            Notes to Consolidated Financial Statements

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

(b)  Reports on Form 8-K

    None


(c)  Index of Exhibits                                             Page

   2(a)      Raytech Corporation's Second Amended Plan
         of Reorganization (j)

   3(a)      Certificate of Amendment and Restatement of the
       Certificate of Incorporation of Raytech (j)

   3(b) Amended and Restated By-Laws of Raytech (j)

   4(a) Amendment No. 1 to Form S-4 Registration
         Statement, Registration No. 33-7491 (b)

   10(a) Raytech Corporation's 1990 Non-Qualified Stock
         Option Plan (e)

   10(b)     Amended and Restated Agreement and Plan of
       Merger dated as of September 4, 1986 (a)

   10(c) Stock Purchase Agreement dated March 30, 1987 between Raymark Industries, Inc. and Raytech
         Composites (c), Amendment dated July 18, 1991
         (f) and Amendment dated December 21, 1992 (g)

   10(d Asset Purchase Agreement dated October 29, 1987 between Raymark Industries, Inc. and Raytech
         Composites, Inc. (c), Amendment dated July 18,
         1991 (f) and Amendment dated December 21, 1992 (g)

  10(e)  Stock Purchase Agreement dated May 18, 1988
        between Raytech Corporation and Asbestos
       Litigation Management, Inc. (d)

  10(f) Asset Purchase Agreement (Notarial Deed) dated June 19, 1992 between Ferodo Beral
       GmbH and Raytech Composites, Inc. and
       Raybestos Reibbelag GmbH (g)

  10(g)  Loan Agreement dated September 16, 1993 between
       Raytech Composites, Inc. and Raymark Industries,
         Inc. (h)

  10(h)      Loan Agreement dated January 10, 1994 between
         Raytech Composites, Inc. and Raymark Industries,
         Inc. (h)

  10(i)  Memorandum of Understanding dated July 23, 1998
        Re. Consensual Plan of Reorganization (i)

21       Subsidiaries of Raytech                                   110

22       Matters Submitted to Vote of Security Holders (k)

23       Consent of Independent Accountants                        111

   Footnotes to Exhibits

   (a)  Filed as an Exhibit to Registrant's Amendment
        No. 1 to Form S-4, Registration Statement,
        Registration No. 33-7491, filed with the Securities and Exchange Commission on September 5, 1986.

   (b)  Filed with the Securities and Exchange Commission on
        September 5, 1986.

   (c) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1988, as amended by Form 8 filed on April 11, 1988 and Form 8 filed on April 19, 1988.

   (d) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1989.

   (e) Included in Registrant's Registration Statement on Form S-8 (Registration No. 33-42420) filed with the Securities and Exchange Commission on August 23, 1991

   (f) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on September 29, 1991, as amended by Form 8 filed on February 27, 1992.

   (g) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1993.

   (h) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 1994.

   (i) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 1998.

   (j) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

   (k) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2001.

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

   (d) The Index to Consolidated Financial Statements and Financial Statement Schedules is included beginning on page 106 hereafter.

            Index to Consolidated Financial Statements






Financial Statements:                                          Page


       Consolidated Balance Sheets at
       December 30, 2001 (Successor Company)
      and December 31, 2000 (Predecessor Company)               36

       Consolidated Statements of Operations
       for the period April 3, 2001 to
       December 30, 2001 (Successor Company),
       for the period January 1, 2001 to April 2,
       2001 (Predecessor Company), for the year
       ended December 31, 2000 (Predecessor
       Company), and for the year ended
       January 2, 2000 (Predecessor Company)                     38

       Consolidated Statements of Cash Flows
       for the period April 3, 2001 to
       December 30, 2001 (Successor Company),
       for the period January 1, 2001 to April 2,
       2001 (Predecessor Company),  for the year
       ended December 31, 2000 (Predecessor
       Company), and for the year ended
       January 2, 2000 (Predecessor Company)                     39

       Consolidated Statements of Changes in
       Shareholders' Equity for the period
       April 3, 2001 to December 30, 2001
       (Successor Company), for the period
       January 1, 2001 to April 2, 2001
       (Predecessor Company),  for the year
       ended December 31, 2000 (Predecessor
       Company), and for the year ended
       January 2, 2000 (Predecessor Company)                     40

       Notes to Consolidated Financial Statements                41

       Report of Independent Accountants                         92











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

                                   RAYTECH CORPORATION


                                   By: /s/ALBERT A. CANOSA
                                   Albert A. Canosa
                                   President and
                                   Chief Executive Officer

Date:  March 27, 2002


                               SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on March 27, 2002.


    Signature and Title                      Signature and Title





Albert A. Canosa                          Stanley J. Levy
President, Chief Executive                Director
Officer and Director



John B. Devlin                            John H. Laeri, Jr.
Vice President, Treasurer and             Director
Chief Financial Officer



Robert F. Carter                          H. Craig Lewis
Director                                  Director



James L. Fishel                           Gene Locks
Director                                  Director



Kevin S. Flannery                         Frederick J. Mancheski
Director                                  Director