Form 10-Q
period 2002-03-31
RAYTECH CORP
filed 2002-05-13
CIK 797917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended March 31, 2002, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from          to
                                   --------    ----------

    Commission File Number 1-9298
                           ------

                               RAYTECH CORPORATION
                 ----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                                06-1182033
-------------------------------                               ----------------
(State or other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


Suite 295, Four Corporate Drive
      Shelton, Connecticut                                         06484
---------------------------------------                            -----
(Address of Principal Executive Offices)                         (Zip Code)

                                  203-925-8023
                          -----------------------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X              No
                           -----               -----

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes  X               No
                           ---                 -----

As of May 9, 2002, 4,560,579 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

                               RAYTECH CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Condensed Consolidated Balance
          Sheets at March 31, 2002 (Unaudited)(Successor Company)
          and December 30, 2001 (Successor Company)                          3

          Condensed Unaudited Consolidated Statements of
          Operations for the thirteen weeks ended
          March 31, 2002 (Successor Company) and April 1,
          2001 (Predecessor Company)                                         5

          Condensed Unaudited Consolidated Statements of Cash Flows
          for the thirteen weeks ended March 31, 2002 (Successor
          Company) and April 1, 2001 (Predecessor Company)                   6

          Condensed Unaudited Consolidated Statements of
          Changes in Shareholders' Equity for the thirteen
           weeks ended March 31, 2002 (Successor Company) and
          April 1, 2001 (Predecessor Company)                                7

          Notes to Condensed Unaudited Consolidated
          Financial Statements                                               8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     22

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                                 29

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 30

Item 6.   Exhibits and Reports on Form 8-K                                  32

          Signature                                                         33

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

------------------------------------------------------------------------------------
                                                        Successor Company
                                               March 31, 2002      December 30, 2001
At                                              (unaudited)
------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                    $ 15,538               $ 14,463
  Restricted cash                                15,951                  5,396
  Trade accounts receivable, less allowance
    of $727 for 2002 and $729 for 2001           26,851                 22,961
  Inventories, net                               29,944                 31,562
  Income taxes receivable                         6,133                 37,877
  Other current assets                            7,408                  7,048
------------------------------------------------------------------------------------
      Total current assets                      101,825                119,307
------------------------------------------------------------------------------------

Property, plant and equipment                   121,705                119,678
  Less accumulated depreciation                 (13,751)               (10,386)
------------------------------------------------------------------------------------
      Net property, plant and equipment         107,954                109,292
------------------------------------------------------------------------------------
Intangible assets, net                           72,234                 72,790
Deferred income taxes                            16,600                 16,600
Other assets                                      2,552                  2,799
------------------------------------------------------------------------------------
Total assets                                   $301,165               $320,788
====================================================================================

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(cont.)

------------------------------------------------------------------------------------
                                                        Successor Company
                                               March 31, 2002      December 30, 2001
At                                              (unaudited)
------------------------------------------------------------------------------------
LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt                   $ 10,723                $  10,262
  Current portion of pension obligation            7,049                    7,049
  Accounts payable                                13,003                   13,268
  Accrued liabilities                             23,059                   22,694
  Payable to the PI Trust                         15,913                   38,022
---------------------------------------------------------------------------------
      Total current liabilities                   69,747                   91,295
---------------------------------------------------------------------------------

Long-term debt                                     6,526                    6,820
Pension obligation                                15,909                   15,409
Postretirement benefits other than pensions       13,139                   12,876
Deferred payable to the PI Trust                  41,614                   41,614
Other long-term liabilities                        8,883                    8,691
---------------------------------------------------------------------------------
Total liabilities                                155,818                  176,705
---------------------------------------------------------------------------------
COMMITMENTS & CONTINGENCIES
---------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preferred stock,
    no par value 5,000,000
    shares authorized, none
    issued and outstanding                            --                       --
  Common stock,
    par value $1.00, 50,000,000 shares
    authorized, 41,528,520 issued and
    outstanding                                   41,528                   41,528
Additional paid in capital                       116,843                  116,843
Accumulated deficit                               (4,247)                  (5,577)
Accumulated other comprehensive loss              (8,777)                  (8,711)
---------------------------------------------------------------------------------

      Total shareholders' equity                 145,347                  144,083
---------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                         $ 301,165                $ 320,788
=================================================================================

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                        (in thousands, except share data)
                                   (unaudited)

---------------------------------------------------------------------------
                                              Successor        Predecessor
                                               Company           Company
For the 13 Weeks Ended                       March 31, 2002   April 1, 2001
---------------------------------------------------------------------------
Net sales                                      $ 52,709          $ 55,205
Cost of sales                                   (42,184)          (43,811)
---------------------------------------------------------------------------

  Gross profit                                   10,525            11,394

Selling, general and
  administrative expenses                        (7,594)           (7,742)
---------------------------------------------------------------------------

  Operating profit                                2,931             3,652

Interest expense                                   (277)             (374)
Interest expense - Raymark                           --               (70)
Other income, net                                   179               290
---------------------------------------------------------------------------

Income before provision for income taxes
  and minority interest                           2,833             3,498
Provision for income taxes                       (1,091)           (1,469)
---------------------------------------------------------------------------
Income before minority interest                   1,742             2,029

Minority interest                                  (412)             (314)
---------------------------------------------------------------------------

Net income                                     $  1,330           $ 1,715
===========================================================================

Basic earnings per share                       $    .03           $   .49
===========================================================================

Diluted earnings per share                     $    .03           $   .48
===========================================================================

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (in thousands)
                                   (unaudited)

----------------------------------------------------------------------------
                                              Successor         Predecessor
                                               Company            Company
For the 13 Weeks Ended                       March 31, 2002    April 1, 2001
----------------------------------------------------------------------------
    Net cash provided by (used in)
      operating activities                     $  3,481           $  (863)
----------------------------------------------------------------------------

Cash flow from investing activities:
  Capital expenditures                           (2,755)           (2,717)
  Proceeds on sales of property,
    plant and equipment                              62                10
----------------------------------------------------------------------------
    Net cash used in investing activities        (2,693)           (2,707)

Cash flow from financing activities:
  Cash overdraft                                     -               (371)
  Net borrowings on short term notes                529             2,113
  Principal payments on long-term debt             (262)             (482)
  Proceeds from long-term borrowings                 54                32
  Net proceeds on borrowings
    from Raymark                                     --               171
----------------------------------------------------------------------------

    Net cash provided by
      financing activities                          321             1,463

Effect of exchange rate changes on cash             (34)              (78)

Net change in cash and cash equivalents           1,075            (2,185)

Cash and cash equivalents at
  beginning of period                            14,463            13,917
----------------------------------------------------------------------------

Cash and cash equivalents at end of period     $ 15,538           $11,732
============================================================================

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      --------------------------------------------------------------------
                          (in thousands, except shares)
                                   (unaudited)

                                                                                      Treasury
                                                                     Accumulated       Shares
                                       Additional                      Other           At Cost
                            Common       Paid in     Accumulated    Comprehensive    (2,132,059
                            Stock        Capital       Deficit          Loss           Shares)       Total
--------------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY


Balance,
 December 31, 2000          $ 5,651    $ 70,631     $(7,049,641)     $ (1,218)       $(4,561)     $(6,979,138)

Comprehensive income:

  Net income                                              1,715                                         1,715

  Changes during
   the period                                                            (284)                           (284)
--------------------------------------------------------------------------------------------------------------

Total comprehensive
  income                                                  1,715          (284)                          1,431
--------------------------------------------------------------------------------------------------------------

Balance,
 April 1, 2001              $ 5,651    $ 70,631     $(7,047,926)      $(1,502)       $(4,561)     $(6,977,707)
==============================================================================================================


--------------------------------------------------------------------------------------------------------------


SUCCESSOR COMPANY

Balance,
 December 30, 2001          $41,528    $116,843     $    (5,577)      $(8,711)       $    -       $   144,083

Comprehensive income:

  Net income                                              1,330                                          1,330

  Changes during
   the period                                                             (66)                            (66)
--------------------------------------------------------------------------------------------------------------

Total comprehensive
  income                                                  1,330           (66)                          1,264
--------------------------------------------------------------------------------------------------------------

Balance,
 March 31, 2002             $41,528    $116,843     $    (4,247)      $(8,777)       $    -       $   145,347
==============================================================================================================

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                 (dollars in thousands, unless otherwise noted,
                             except per share data)
                                   (Unaudited)


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

         On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. All conditions under the confirmation of the Plan were subsequently met, and the Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. The Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash was payable to the allowed claimants and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes resulting from the implementation of the Plan. The shares issued are exempt from registration pursuant to the Bankruptcy Code; however, shares issued to the PI Trust have restrictions on resale as a result of the high percentage of ownership in Raytech. In addition, Raytech has recorded the liability for the Raymark pension plan claim though the outcome of this claim is still subject to final Court decision. It has been represented to Raytech by the Raymark Trustee that the retiree benefit claim will be retained by Raymark. Settlement of the Raymark claims resulted in cancellation in full of the Raymark debt and accrued interest of $12.0 million and a commitment of Raytech to backstop the Raymark Trustee for professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. To date, $.8 million has been paid to the Raymark Trustee under this backstop provision. Also, on the Effective Date, the Board of Directors was increased to nine with one appointed by the equity committee and the remaining directors appointed by the unsecured creditors' committee. See Note C - Fresh-Start Reporting.

Note B - Condensed Consolidated Financial Statements

         These condensed unaudited consolidated financial statements (Successor and Predecessor Company) have been prepared pursuant to the requirements of
Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech as of March 31, 2002 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature except for those relating to reorganization and fresh-start adjustments (see Note C). The effective date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes, the Company has accounted for the reorganization and fresh-start adjustments on April 2, 2001, which is the first day after the Company's first quarter for fiscal 2001. All financial information prior to that date is presented as pertaining to the Predecessor Company while all information after that date is presented as pertaining to the Successor Company. Consequently, after giving effect to the reorganization and fresh-start adjustments, the financial statements of the Successor Company are not comparable to those of the Predecessor Company. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended December 30, 2001. Interim results are not necessarily indicative of the results for the full year.

Note C - Fresh-Start Reporting

         The effective date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes it was considered to be the close of business on April 2, 2001. As of April 2, 2001, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair market values. The fair value of substantially all of the Company's property, plant and equipment and identifiable intangible assets were determined by independent third-party appraisers.

         The reorganization value of the Successor Company was determined based on the equity value (which represents enterprise value less debt) of the Successor Company plus the Successor Company's outstanding liabilities. The reorganization value was approximately $324 million, which was approximately $35 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets less liabilities. Such excess is classified as goodwill in the accompanying Condensed Consolidated Balance Sheet and is being accounted for in accordance with SFAS NO. 142, "Goodwill and Other Intangible Assets."

         To facilitate the calculation of the equity value of the Successor Company, the Company developed a set of financial projections. Based on these financial projections, the equity value was determined by the Company, with the assistance of a financial advisor, using various valuation methods, including
(i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated equity value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, which are not guaranteed. The total equity value as of the effective date was determined to be approximately $158 million.

Note D - Inventories

              Inventories, net consist of the following:

                                         Successor Company
                                 March 31, 2002   December 30, 2001
                                  (Unaudited)
                                 --------------   -----------------
         Raw material               $  9,305         $ 10,829
         Work in process               7,880            7,207
         Finished goods               12,759           13,526
                                    --------         --------

                                    $ 29,944         $ 31,562
                                    ========         ========

NOTE E - Earnings Per Share

                                           For the 13 Weeks Ended
                                   Successor Company    Predecessor Company
                                    March 31, 2002         April 1, 2001
                                   -----------------    -------------------
Basic EPS Computation

Numerator:

  Net income                         $     1,330            $    1,715

Denominator:

  Weighted average shares             41,528,520             3,519,313

Basic earnings per share             $       .03            $      .49
                                     ===========            ==========



Diluted EPS Computation

Numerator:

  Net income                         $     1,330            $    1,715

Denominator:

  Weighted average shares             41,528,520             3,519,313

  Dilutive potential
    common shares                         37,304                18,133
                                     -----------            ----------

  Adjusted weighted average
    shares and equivalents            41,565,824             3,537,446

Diluted earnings per share           $       .03            $      .48
                                     ===========            ==========

       Options to purchase 380,453 and 487,550 shares of common stock at $4.25 were outstanding during the thirteen weeks ended March 31, 2002(Successor Company) and April 1, 2001 (Predecessor Company), respectively, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than average market price of the common shares during each period.

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

         The Company has recorded the impact of fresh-start reporting as a part of its corporate headquarters. As a result, the segments do not reflect any adjustments for fresh-start accounting (see Note C).

Information relating to operations by industry segment follows:

OPERATING SEGMENTS

                                              For the 13 Weeks Ended
                                     Successor Company    Predecessor Company
                                       March 31, 2001        April 1, 2001
                                     -----------------    -------------------
Wet FRICTION

Net sales to external
  customers                                $ 32,115           $ 34,073
Intersegment net sales (1)                    2,233              2,974
                                           --------           --------
Total net sales                            $ 34,348           $ 37,047
                                           ========           ========

Operating profit (2)                       $  1,513           $  1,327
                                           ========           ========

AFTERMARKET

Net sales to external
  customers                                $ 12,471           $ 13,101
Intersegment net sales (1)                       13                 10
                                           --------           --------
Total net sales                            $ 12,484           $ 13,111
                                           ========           ========

Operating profit (2)                       $  2,558           $  2,109
                                           ========           ========

DRY FRICTION

Net sales to external
  customers                                $  8,123           $  8,031
Intersegment net sales (1)                       30                116
                                           --------           --------
Total net sales                            $  8,153           $  8,147
                                           ========           ========

Operating profit (2)                       $    755           $    754
                                           ========           ========

CORPORATE

Operating loss (2,3)                       $ (1,993)          $   (692)
                                           ========           ========

TOTAL SEGMENTS

Net sales to external
  customers                                $ 52,709           $ 55,205
Intersegment net sales (1)                    2,276              3,100
                                           --------           --------
Total net sales                            $ 54,985           $ 58,305
                                           ========           ========


Consolidated operating profit (2)          $  2,833           $  3,498
                                           ========           ========

(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation.

(2) The Company's management reviews the performance of its reportable segments on an operating profit basis, which consists of income before taxes and minority interest.

(3) Represents the impact of fresh-start reporting (see Note C), compensation and related costs for employees of the Company's corporate headquarters, professional and shareholder fees and public relations expenses.

Note G - Income Taxes

         The effective tax rate for the thirteen-week period ended March 31, 2002 is 38.5% compared to an effective rate of 42% for the same period in the prior year. The rate for the current period reflects a statutory federal rate adjusted for state and foreign taxes. The rate differs from the 2001 rate by 3.5% caused primarily by certain adjustments in the prior period related to the bankruptcy process.

         Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received, subject to a holdback provision. At December 30, 2001, the Company has tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses created by the reorganization, and contributions made to the Raymark pension plan. If Raytech Corporation generates losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing future operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $41.6 million at March 31, 2002.

         The Company has filed for and received in 2002 Federal tax refunds of $32 million. Pursuant to the Agreement, Raytech has paid over to the Trust $22.5 million of the refund and retained $9.7 million as required by the holdback provision of the Agreement, which is included in restricted cash and as a current payable to the PI Trust at March 31, 2002. Additionally, at March 31, 2002, the Company has recorded a tax receivable in the amount of $6.1 million relating to $4.8 million due from state governments for returns filed in 2002 and $1.3 million in additional Federal tax refunds for the carryback period related to certain tax law changes enacted in 2002.

         The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

         The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.0 million at March 31, 2002, if all of APC's earnings were to be distributed through dividends.

Note H - Goodwill and Other Intangible Assets

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. As discussed in Note C, the Company adopted fresh-start reporting as described in the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 requires that any change in accounting principles that will be required within the twelve months following the adoption of fresh-start reporting should be adopted at that time. Accordingly, the Company adopted SFAS No. 141 and No. 142 as of April 2, 2001. All intangible assets and goodwill have been valued at fair value as of the date of fresh- start reporting.

                                                        Successor Company
                                                        -----------------
                                         March 31, 2002                   December 30, 2001
                                     Gross                            Gross
                                    Carrying      Accumulated        Carrying       Accumulated
                                     Amount       Amortization        Amount        Amortization
                                    --------      ------------       --------       ------------
Finite life intangible
  assets:
  Unpatented technology             $16,262          $ 1,940          $16,262          $1,455
  Distribution base                   5,716              284            5,716             213
                                    -------          -------          -------          ------
    Sub-total                        21,978          $ 2,224           21,978           1,668
                                    -------          -------          -------          ------

Indefinite life intangible
  assets:
  Trademarks                         17,713                            17,713
                                    -------                           -------

Goodwill                             34,767                            34,767
                                    -------                           -------

Intangible assets, net              $72,234                           $72,790
                                    =======                           =======

The weighted-average amortization periods for the unpatented technology and the distribution base are 6 and 20 years, respectively. Amortization expense for the thirteen weeks ended March 31, 2002 amounted to $556.

Estimated annual amortization expense is as follows:

               For the year ending:
                    2002                 $ 2,224
                    2003                   2,224
                    2004                   2,224
                    2005                   2,224
                    2006                   2,224

As required by SFAS No. 142, trademarks and goodwill for the Successor Company will not be amortized but will be reviewed for impairment annually. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. The amount of goodwill has been assigned to each of the Company's segments. There were no changes in the carrying amount of trademarks or goodwill during the thirteen weeks ended March 31, 2002.

         Reported net income presented exclusive of amortization expense (including any related tax effects) recognized in prior periods relating to goodwill of the Predecessor Company would have been:

                                                 Predecessor Company
                                                     For the 13
                                                     Weeks Ended
                                                    April 1, 2001
                                                 -------------------
               Reported net income                    $   1,715
               Add back goodwill amortization               207
                                                      ---------
               Adjusted net income                    $   1,922
                                                      =========

               Basic earnings per share:
                 Reported net income                  $     .49
                 Goodwill amortization                      .06
                                                      ---------
                 Adjusted net income                  $     .55
                                                      =========

               Diluted earnings per share:
                 Reported net income                  $     .48
                                                      ---------
                 Goodwill amortization                      .06
                                                      ---------
                 Adjusted net income                  $     .54
                                                      =========

Note I - Litigation

         The Company is subject to certain legal matters that have arisen in the ordinary course of business, which management expects would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. In addition, the Company is involved in the following litigation.

         In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. Three additional insurers have been added to the Reliance case as ordered by the District Court. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC prepared a plan for implementation and has begun carrying out the cleanup Order. The Company has estimated that the cost to comply with the Order and related fines will be approximately $9.1 million of which $2.3 million has been spent through March 31, 2002. The remaining balance of $6.8 million is included in accrued liabilities. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA.

         In December 1998, the trustee of Raymark, Raytech and the Raytech creditors' committee joined in filing an adversary proceeding (complaint) against Craig R. Smith, et al. (including relatives, business associates and controlled corporations) in the U.S. District Court in Hartford, Connecticut, captioned Laureen Ryan, Trustee, et al. vs. Craig R. Smith, et al. alleging a systematic stripping of assets belonging to Raymark in an elaborate and ongoing scheme perpetrated by the defendants. The alleged fraudulent scheme extended back to the 1980's and continued up to this action and enriching the Smith family by an estimated $12 million and their associates, while depriving Raymark and its creditors of nearly all of its assets amounting to more than $27 million. Upon motion of the plaintiffs, the Court issued a temporary restraining order stopping Mr. Smith and all defendants from dissipating, conveying, encumbering or otherwise disposing of any assets, which order was amended several times and became a preliminary injunction. A motion for summary judgment was filed by the plaintiffs and was ruled upon in March 2001. The Court ruled that defendants (Smith, et al.) as fiduciaries owed a duty to Raymark's creditors, that the transfer of $8.5 million of funds, specifically earmarked for tort claims, to Smith related entities was a breach of that fiduciary duty, was a fraudulent transfer and was an unjust enrichment to the Smith family. Pending final judgment on the ruling, the Court set a trial on the remaining issues for November 2001. Just prior to the start of the trial, the Court strongly urged the parties to settle resulting in negotiations and a tentative settlement causing the trial to be vacated. The settlement was completed in January 2002 and included payments of $.5 million and Allomatic Products Company stock held by Smith and related parties to Raymark. Allomatic Products Company is a majority-owned subsidiary of Raytech, of which Raytech owns 57%. Smith and related parties owned approximately 40% prior to the settlement with Raymark.

         In February 2002, the Committee of Equity Holders filed a motion in the U.S. Bankruptcy Court asking for the distribution of the Company's shares to the general creditors under the Plan of Reorganization to be recalculated, claiming that the equity holders received less than the required percentage of shares. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares, or to retire shares, in the future. This would directly impact the earnings per share calculations of the Company. At a preliminary hearing in April 2002, the Court took the matter under advisement pending submission of position papers by the parties.

         The Company is in receipt of a letter from the Michigan Department of Environmental Quality ("MDEQ") alleging responsibility for trichloroethylene ("TCE") contamination at a Ferndale, Michigan, industrial site formerly occupied by Advanced Friction Materials Company ("AFM") from 1974 to 1985. AFM was acquired by the Company in 1998. A study is underway to determine the environmental conditions at the site, the Company's potential liability and other potentially responsible parties. The Company's liability is indeterminable at this time.

Note J - Liquidity

         Concurrent with the effective date of the Plan, Raytech settled the Liabilities Subject To Compromise either through the issuance of common stock, payment in cash or the assumption of a liability for $11.2 million for certain Raymark pension plans, among other resolutions. The pension plans have a current unfunded liability for pre-2001 funding for $6.5 million. The Company is working with the Internal Revenue Service (IRS) and the PBGC to obtain a funding waiver under Revenue Procedure 94-41. The request for waiver was filed with the IRS on February 28, 2002. The waiver, if granted, would provide for an extended period of time for funding this pre-2001 amount of $6.5 million while keeping the annual funding going forward on a current basis. The funding required for the 2001 pension funding period would be approximately $3.3 million, the anticipated funding for the pre-2001 period amount would be approximately $1.6 million annually for five years. The total payment due through September 15, 2002 would amount to $6.5 million. In December 2001, the Company and the PBGC entered into an escrow agreement, which is intended to reflect the Company's intent to fund subject to receiving the waiver. The escrow account was funded with $3.0 million in December 2001 and an additional $1.2 million in January 2002 for a total of $4.2 million, which is included in restricted cash at March 31, 2002. The remaining funding requirement in 2002 for the 2001 plan year and the pre-2001 period is $2.3 million. In the event that the waiver from the IRS is not granted, the funding requirements for 2001 would be $12.3 million. This would require additional borrowings by the Company. The Company anticipates that additional borrowings would be available using assets of the Company not currently pledged as collateral for its existing debt. The Company expects to be successful in receiving this waiver.

         The Plan also sets forth a Tax Benefits Assignment and Assumption Agreement between the Company and the PI Trust, which provides that the tax benefits received by the Company due to the reorganization be passed onto the PI Trust as received, subject to a holdback provision (see Note G - Income Taxes). In January 2002, the Company filed its 2001 Federal tax return for the Raytech consolidated group and received a tax refund of $32.1 million of which $22.5 million was forwarded to the PI Trust and $9.7 million is being held as a holdback amount and has been recorded as part of the Company's restricted cash. The remaining current receivable of $6.1 million represents taxes due from state governments and additional amounts due from the Federal Government due to certain changes in the tax laws enacted in 2002. These returns were filed in 2002. At March 31, 2002, the Company has a payable to the PI Trust in the amount of $15.9 million.

         The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company has an accrued liability of $6.8 million at March 31, 2002, which should provide for full remediation and fines in compliance with the Order. It is anticipated that substantially all of these costs will be paid in the 2002 fiscal year. The Company paid $.6 million during the thirteen-week period ended March 31, 2002.

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

Note K - Restricted Cash

         Restricted cash relates to the following:

                                         For the 13 Weeks Ended
                                            Successor Company
                                     March 31, 2002    December 30, 2001
                                     --------------    -----------------
               Pension escrow             $ 4,200           $3,000
               Letters of credit            1,677            1,986
               PI Trust                     9,664               --
               Other                          410              410
                                          -------           ------

                                          $15,951           $5,396
                                          =======           ======

         The letters of credit collateralize certain obligations relating primarily to workers' compensation. The PI Trust relates to the holdback amount more fully discussed in Note G - Income Taxes. The pension escrow account is discussed in Note J - Liquidity.

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

Results of Operations and Liquidity and Capital Resources

         Raytech Corporation recorded net income of $1.3 million for the thirteen-week period ended March 31, 2002 or $.03 per basic share compared to $1.7 million or $.49 per basic share in the same period in the prior year. The reduced earnings of $.4 million is due to the increased depreciation and amortization recorded during the period due to the implementation of fresh-start accounting in April 2001 upon Raytech's emergence from bankruptcy offset by increased margins. The cost reduction programs implemented in 2001 improved earnings on lower sales when comparing the period-over-period results.

         In April 2001, Raytech Corporation emerged from the protection of Bankruptcy Court under Chapter 11 of Title 11 of the United States Bankruptcy Code. Raytech Corporation had been under the Chapter 11 protection since March 1989. The bankruptcy history and emergence are described in more detail in Note A to the Unaudited Condensed Consolidated Financial Statements.

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

Accounting Policies

         The unaudited condensed consolidated financial statements include the accounts of Raytech Corporation and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The investment by third parties in Allomatic Products Company is accounted for as minority interest in the Unaudited Condensed Consolidated Financial Statements. There are no unconsolidated entities and Raytech does not use Special Purpose Entities (SPE's). The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent liabilities made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include inventory, receivable and environmental reserves, depreciable lives of property, plant and equipment and intangible assets, pension and other postretirement and postemployment benefits, and the recoverable value of deferred tax assets.

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

         Net Sales

         Worldwide net sales of $52.7 million for the thirteen-week period ended March 31, 2002 compared to $55.2 million for the same period in the prior year for a decline of $2.5 million or 4.5%. The details of the sales performance are presented below distinguishing the sales performance in each business segment.

         The Wet Friction segment reported sales of $32.1 million in the first quarter of 2002 compared to $34.1 million in the same period in the prior year, a decline of $2.0 million, representing a significant portion of the sales decline for the Company in the period. The primary market impacted is the heavy duty component of this segment in both Europe and domestically. The automobile OEM component of this segment reflected sales at the same level as 2001.

         The Aftermarket segment recorded net sales of $12.5 million for the thirteen-week period ended March 31, 2002 compared to $13.1 million for the same period in the prior year, a decline of $.6 million or 4.6%. The sales decline was due to a variety of issues including the mild winter weather, better inventory management at our customers and the improved quality of components at the OEM level.

         The Dry Friction segment recorded sales of $8.1 million for the first quarter of 2002 compared to $8.0 million in the same period in the prior year. The sales reflect increased sales through the operation in China of $1.3 million offset by reduced sales through the operation in Germany of approximately the same amount. The reduction in German sales includes a negative currency translation impact of approximately $.4 million.

Gross Profit

         The Company recorded gross profit of $10.5 million for the thirteen-week period ended March 31, 2002 on sales of $52.7 million yielding a gross margin percentage of 20.0%. This compares to a gross profit of $11.4 million for the same period in the prior year on sales of $55.2 million, a gross profit margin of 20.6%. The gross profit in 2002 was reduced by $1.1 million due to increased depreciation and amortization as a result of the application of fresh-start accounting post first quarter of 2001. The impact of the increased amortization and depreciation was a reduction in the gross profit margin of 2.1%. On a comparable basis, the gross margin has increased period- over-period
1.5 percentage points due to cost reduction programs instituted throughout 2001 and the first quarter of 2002.

Selling, General and Administrative

         The selling, general and administrative expenses for the thirteen-week period ended March 31, 2002 were $7.6 million compared to $7.7 million for the same period in the prior year, a reduction of $.1 million or 1.3%. The lower costs reflect the impact of certain cost reduction programs implemented in

2001 balanced with Raytech's commitment to investing in technology for future growth.

Interest Expense

         Interest expense for the first quarter of $.3 million compares to interest expense, excluding Raymark interest, of $.4 million in the same period in the prior year, a reduction of 25%. The reduction is due to lower rates in 2002 on domestic debt. The interest rate on foreign debt is approximately the same.

Operating Profits

         The following discussion of operating results by industry segment relates to information contained in Note F - Segment Reporting to the Unaudited Condensed Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

         Operating profit of $2.8 million was recorded for the first quarter of 2002 compared to $3.5 million for the same period in the prior year, a decrease of $.7 million or 20%. The operating profit was negatively affected by the reduced sales period-over-period of $2.5 million. Additionally, operating profits were reduced by the impact of fresh-start accounting due to the increase in depreciation and amortization of $1.1 million in comparing first quarter 2002 to the first quarter of 2001.

         The Wet Friction segment posted operating profits of $1.5 million, an increase of $.2 million over the same period in the prior year, an increase of 15%. This increase was accomplished on lower sales of $2.0 million and was due to implementing cost reduction programs in 2001 and 2002.

         The Aftermarket segment recorded operating profit for the quarter of $2.6 million compared to $2.1 million in the same period in the prior year, an increase of $.5 million or 24%. The improved operating income performance is due to cost reduction programs initiated in 2001 and 2002 coupled with improved material pricing. Additionally, management works closely with the work force in this segment to maximize the peaks and valleys of manufacturing and shipping product in the aftermarket industry.

         The Dry Friction segment recorded operating profit of $.8 million for the thirteen-week period ended March 31, 2002 compared to $.8 million in the same period in the prior year. The operating income reflects improved operating profits from the operation in China offset by reduced operating profit in Europe. The decline in Europe is due primarily to lower volume sales.

Income Taxes

         The effective tax rate for the thirteen-week period ended March 31, 2002 is 38.5% compared to an effective rate of 42% for the same period in the prior year. The rate for the current period reflects a statutory federal rate adjusted for state and foreign taxes. The rate differs from the 2001 rate by 3.5% caused primarily by certain adjustments in the prior period related to the bankruptcy process.

         Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received, subject to a holdback provision. At December 30, 2001, the Company has tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses created by the reorganization, and contributions made to the Raymark pension plan. If Raytech Corporation generates losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing future operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $41.6 million at March 31, 2002.

         The Company has filed for and received in 2002 Federal tax refunds of $32 million. Pursuant to the Agreement, Raytech has paid over to the Trust $22.5 million of the refund and retained $9.7 million as required by the holdback provision of the Agreement, which is included in restricted cash and as a current payable to the PI Trust at March 31, 2002. Additionally, at March 31, 2002, the Company has recorded a tax receivable in the amount of $6.1 million relating to $4.8 million due from state governments for returns filed in 2002 and $1.3 million in additional Federal tax refunds for the carryback period related to certain tax law changes enacted in 2002.

         The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

         The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.0 million at March 31, 2002, if all of APC's earnings were to be distributed through dividends.

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

         The Company's Wet Friction segment expects sales to decline in 2002 as compared to the results recorded in 2001 by an estimated 5%. The reduction reflects the continued slowdown in the automotive original equipment market as the United States economy recovers at a slow pace during 2002. Our customers in the automotive OEM are expected to continue to face competitive pressure from foreign competition from both Europe and Asia, which will provide increased pressure on the supplier base for continued cost reduction. The Company was successful in expanding its supplier position with General Motors Corporation and the new production, which will begin in the second quarter of 2002, will partially offset the negative effects of both pricing and the slow economy as these issues impact the Wet Friction segment. The heavy duty component of the Wet Friction segment is expected to decline in 2002 due to competitive pressure on pricing and the loss of certain business due to foreign production. The markets served by this component of the Wet Friction segment, mainly construction, mining and agriculture, are not expected to grow significantly in 2002; therefore, increased production is not expected.

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

         The Dry Friction segment is expected to increase revenues in 2002 over 2001 results. The development of new market opportunities in Asia is expected to continue through the planned expansion of our production facility in China. In 2001, this facility improved revenues substantially over 2000 results and is expected to continue the positive performance in 2002. The European revenues are expected to increase in 2002 due to modest growth in the overall European economy.

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

Financial Risks

         The Company maintains lines of credit with United States and foreign banks, as well as other creditors. The Company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

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

         The local currencies of the Company's foreign subsidiaries have been designated as their functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, historical exchange rates for elements of stockholder's equity and an average exchange rate in effect during the period for revenues and expenses. Where possible, the Company attempts to mitigate foreign currency translation effects by borrowing in local currencies to fund operations. The Company does not believe that the fluctuation in foreign currency will have a material adverse effect on the Company's overall financial condition. Additionally, the Company does not enter into agreements to manage any currency transaction risks due to the immaterial amount of transactions of this type.

Liquidity and Capital Resources

         The Company's cash and cash equivalents totaled $15.5 million at March 31, 2002 compared to $14.5 million at December 30, 2001. Capital investment for the three-month period totaled $2.8 million. The level of capital investment is consistent with planned expenditures in both periods.

         The debt at March 31, 2002 consists of the following:

                                     Current         Non-Current        Total
                                     --------        -----------       -------
  Domestic bank debt                  $ 7,087          $2,500          $ 9,587
  Foreign bank debt                     3,489           3,808            7,297
  Leases                                  147             218              365
                                      -------          ------          -------
  Total outstanding debt              $10,723          $6,526          $17,249
                                      =======          ======          =======


  Available lines of credit:
       Domestic                       $ 4,985
       Foreign                          1,512
                                      -------
       Total available                $ 6,497

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

Future Liquidity

         Concurrent with the effective date of the Plan, Raytech settled the Liabilities Subject To Compromise either through the issuance of common stock, payment in cash or the assumption of a liability for $11.2 million for certain Raymark pension plans among other resolutions. The pension plans have a current unfunded liability for pre-2001 funding for $6.5 million. The Company is working with the Internal Revenue Service (IRS) and the PBGC to obtain a funding waiver under Revenue Procedure 94-41. The request for waiver was filed with the IRS on February 28, 2002. The waiver, if granted, would provide for an extended period of time for funding this pre-2001 amount of $6.5 million while keeping the annual funding going forward on a current basis. The funding required for the 2001 pension funding period would be approximately $3.3 million, the anticipated funding for the pre-2001 period amount would be approximately $1.6 million annually for five years. The total payment due through September 15, 2002 would amount to $6.5 million. In December 2001, the Company and the PBGC entered into an escrow agreement, which is intended to reflect the Company's intent to fund subject to receiving the waiver. The escrow account was funded with $3.0 million in December 2001 and an additional $1.2 million in January 2002 for a total of $4.2 million, which is included in restricted cash at March 31, 2002. The remaining funding requirement in 2002 for the 2001 Plan year and the pre-2001 period is $2.3 million. In the event that the waiver from the IRS is not granted, the funding requirements for 2001 would be $12.3 million. This would require additional borrowings by the Company. The Company anticipates that additional borrowings would be available using assets of the

Company not currently pledged as collateral for its existing debt. The Company expects to be successful in receiving this waiver.

         The Plan also set forth a Tax Benefits Assignment and Assumption Agreement between the Company and the Raytech Corporation Asbestos Personal Injury Settlement Trust (the "Trust"), which provides that the tax benefits received by the Company due to the reorganization be passed onto the Trust as received, subject to a holdback provision. See Note G to the Unaudited Condensed Consolidated Financial Statements for more details. At December 30, 2001, the Company had recorded as a current asset, Income Tax Receivable $37.9 million with a corresponding liability, payable to the PI Trust. In January 2002, the Company filed its 2001 Federal tax return for the Raytech consolidated group and received a tax refund of $32.1 million of which $22.5 was forwarded to the Trust and $9.7 is being held as a holdback amount. The remaining current receivable of $6.1 million represents taxes due from state governments of $4.8 million, which were filed in April 2002, and an additional $1.3 million in Federal tax refunds for the carryback period related to certain rule changes enacted in 2002 by the IRS.

         The Company is under audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit, or the future audit of the current year, or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

         The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company has an accrued liability of $6.8 million at March 31, 2002, which should provide for full remediation and fines in compliance with the Order. It is anticipated that substantially all of these costs will be paid in the 2002 fiscal year. The Company paid $.6 million during the thirteen- week period ended March 31, 2002.

         Management believes that existing cash balances, availability under its existing credit facilities and cash flow from operations during 2002 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments. In the event that the waiver is not obtained for the Raymark pension funding, additional borrowings will be required. The Company expects to be able to obtain the additional borrowings, if necessary.

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

         In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. Three additional insurers have been added to the Reliance case as ordered by the District Court. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has given notice that it intends to comply with the Order and has designated a contractor and project coordinator as required. RPC prepared a plan for implementation and has begun carrying out the cleanup Order. The Company has estimated that the cost to comply with the Order and related fines will be approximately $9.1 million of which $2.3 million has been spent through March 31, 2002. The remaining balance of $6.8 million is included in accrued liabilities. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA.

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

         In February 2002, the Committee of Equity Holders filed a motion in the U.S. Bankruptcy Court asking for the distribution of the Company's shares to the general creditors under the Plan of Reorganization to be recalculated, claiming that the equity holders received less than the required percentage of shares. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares, or to retire shares, in the future. This would directly impact the earnings per share calculations of the Company. At a preliminary hearing in April 2002, the Court took the matter under advisement pending submission of position papers by the parties.

         The Company is in receipt of a letter from the Michigan Department of Environmental Quality ("MDEQ") alleging responsibility for trichloroethylene ("TCE") contamination at a Ferndale, Michigan, industrial site formerly occupied by Advanced Friction Materials Company ("AFM") from 1974 to 1985. AFM was acquired by the Company in 1998. A study is underway to determine the environmental conditions at the site, the Company's potential liability and other potentially responsible parties. The Company's liability is undeterminable at this time.

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

              None


         (b)  Reports on 8-K

              None

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 RAYTECH CORPORATION


                                                 By: /s/JOHN B. DEVLIN
                                                     ------------------------
                                                     John B. Devlin
                                                     Vice President, Treasurer
                                                     and Chief Financial Officer

Date: May 13, 2002