Form 10-Q/A
period 2002-03-31
RAYTECH CORP
filed 2002-05-17
CIK 797917

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

As of May 9, 2002, 41,560,579 shares of the Registrant's common stock, par value $1.00, were issued and outstanding.

Subsequent to the filing of the Form 10-Q for the period ended March 31, 2002, it was determined that the number of outstanding shares on May 9, 2002, as shown on the cover of this Form 10-Q, was understated. The correct number of outstanding shares is 41,560,579. The reported number of outstanding shares was 4,560,579.




                                      -1A-

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

Date: May 17, 2002