Form 10-Q
period 2002-06-30
RAYTECH CORP
filed 2002-08-12
CIK 797917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the Quarter Ended June 30, 2002, or

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

                       Yes   /X/              No   / /

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes   /X/              No   / /

As of August 6, 2002, 41,642,832 shares of the Registrant's common stock, par value $1.00, were issued and outstanding. (See Part II, Item 1. Legal Proceedings, Paragraph 3.)

                               RAYTECH CORPORATION
                                      INDEX

                                                                                          Page
                                                                                         Number

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2002 (Unaudited)
          (Successor Company) and December 30, 2001 (Successor Company)                      3

          Condensed Unaudited Consolidated Statements of Operations for the
          period April 1, 2002 to June 30, 2002 (Successor Company), for the
          period April 3, 2001 to July 1, 2001 (Successor Company) and for April
          2, 2001 (Predecessor Company)                                                      5

          Condensed Unaudited Consolidated Statements of Operations for the
          period December 31, 2001 to June 30, 2002 (Successor Company), for the
          period April 3, 2001 to July 1, 2001 (Successor Company) and for the
          period January 1, 2001 to April 2, 2001 (Predecessor Company)                      6

          Condensed Unaudited Consolidated Statements of Cash Flows for the
          period December 31, 2001 to June 30, 2002 (Successor Company), for the
          period April 3, 2001 to July 1, 2001 (Successor Company) and for the
          period January 1, 2001 to April 2, 2001 (Predecessor Company)                      7

          Condensed Unaudited Consolidated Statements of Changes in
          Shareholders' Equity for the period December 31, 2001 to June 30, 2002
          (Successor Company), for the period April 3, 2001 to July 1, 2001
          (Successor Company) and for the period January 1, 2001 to April 2,
          2001 (Predecessor Company)                                                         8

          Notes to Condensed Unaudited Consolidated Financial Statements                     9

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                             31

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                        40

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 41

Item 6.   Exhibits and Reports on Form 8-K                                                  43

          Signature                                                                         44

          Certification of Chief Financial Officer                                          45

          Certification of Chief Executive Officer                                          46

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

                                                      Successor Company
                                                      -----------------
                                               June 30, 2002      December 30, 2001
At                                              (unaudited)
                                                ---------            ---------
ASSETS
Current assets
  Cash and cash equivalents                     $  16,238            $  14,463
  Restricted cash                                   6,212                5,396
  Trade accounts receivable, less allowance
    of $775 for June 30, 2002 and $729 for
    December 30, 2001                              29,484               22,961
  Inventories, net                                 30,482               31,562
  Income taxes receivable                           4,793               37,877
  Other current assets                              7,495                7,048
                                                ---------            ---------
      Total current assets                         94,704              119,307
                                                ---------            ---------

Property, plant and equipment                     126,170              119,678
  Less accumulated depreciation                   (17,922)             (10,386)
                                                ---------            ---------
      Net property, plant and equipment           108,248              109,292
                                                ---------            ---------

Intangible assets, net                             71,678               72,790
Deferred income taxes                              16,623               16,600
Other assets                                        2,810                2,799
                                                ---------            ---------
Total assets                                    $ 294,063            $ 320,788
                                                =========            =========


The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(cont.)

                                                   Successor Company
                                                   -----------------
                                             June 30, 2002   December 30, 2001
At                                              (unaudited)
                                                ---------      ---------
LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt                   $   9,641      $  10,262
  Current portion of pension obligation             7,049          7,049
  Accounts payable                                 15,822         13,268
  Accrued liabilities                              21,312         22,694
  Payable to the PI Trust                           4,938         38,022
                                                ---------      ---------
      Total current liabilities                    58,762         91,295
                                                ---------      ---------

Long-term debt                                      6,814          6,820
Pension obligation                                 16,469         15,409
Postretirement benefits other than pensions        13,407         12,876
Deferred payable to the PI Trust                   41,614         41,614
Other long-term liabilities                           971            987
                                                ---------      ---------
Total liabilities                                 138,037        169,001
                                                ---------      ---------
Minority interest                                   8,480          7,704
                                                ---------      ---------
COMMITMENTS & CONTINGENCIES
                                                ---------      ---------

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preferred stock,
    no par value, 5,000,000
    shares authorized, none
    issued and outstanding                             --             --
  Common stock, par value $1.00,
    50,000,000 shares authorized,
    41,606,724 issued and outstanding              41,606         41,528
Additional paid in capital                        117,008        116,843
Accumulated deficit                                (3,469)        (5,577)
Accumulated other comprehensive loss               (7,599)        (8,711)
                                                ---------      ---------

      Total shareholders' equity                  147,546        144,083
                                                ---------      ---------
Total liabilities and
  shareholders' equity                          $ 294,063      $ 320,788
                                                =========      =========

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)


                                                                                         Predecessor
                                                       Successor Company                   Company
                                                       -----------------                 -----------
                                                                      for the Period         For
                                                 for the Period       April 3, 2001        April 2,
                                                April 1, 2002 to     to July 1, 2001         2001
                                                  June 30, 2002       (See Note B)      (See Note B)
                                                ----------------     ---------------    -------------

Net Sales                                         $    55,305        $    50,561        $        --
Cost of sales                                         (44,694)           (45,998)                --
                                                  -----------        -----------        -----------

       Gross profit                                    10,611              4,563                 --

Selling and administrative expenses                    (8,180)            (7,484)                --
                                                  -----------        -----------        -----------

       Operating profit (loss)                          2,431             (2,921)                --

Interest expense                                         (179)              (310)                --
Reorganization items                                       --               (385)            99,996
Other (expense) income, net                              (396)               289                 --
                                                  -----------        -----------        -----------

Income (loss) before income taxes,
  minority interest and extraordinary
  items                                                 1,856             (3,327)            99,996
Income tax (provision) benefit                           (714)             1,238            (29,377)
                                                  -----------        -----------        -----------
Income (loss) before minority interest and
  extraordinary items                                   1,142             (2,089)            70,619


Minority interest                                        (364)              (306)                --
                                                  -----------        -----------        -----------

Income (loss) before extraordinary items                  778             (2,395)            70,619
                                                  -----------        -----------        -----------
Extraordinary items, net of tax of $135,977                --                 --          6,922,923
                                                  -----------        -----------        -----------
Net income (loss)                                 $       778        $    (2,395)       $ 6,993,542
                                                  ===========        ===========        ===========

Basic earnings (loss) per share                   $       .02        $      (.06)       $        (a)
                                                  ===========        ===========        ===========

Diluted earnings (loss) per share                 $       .02        $      (.06)       $        (a)
                                                  ===========        ===========        ===========

(a)  Earnings per share is not meaningful for one-day results.

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)


                                                                                        Predecessor
                                                         Successor Company                Company
                                                         -----------------                -------
                                                                    for the Period    for the Period
                                                for the Period       April 3, 2001       January 1,
                                               December 31, 2001    to July 1, 2001       2001 to
                                               to June 30, 2002      (See Note B)      April 2, 2001
                                                  -----------        -----------        -----------

Net Sales                                         $   108,014        $    50,561        $    55,205
Cost of sales                                         (86,878)           (45,998)           (43,811)
                                                  -----------        -----------        -----------

       Gross profit                                    21,136              4,563             11,394

Selling and administrative expenses                   (15,774)            (7,484)            (7,742)
                                                  -----------        -----------        -----------

       Operating profit (loss)                          5,362             (2,921)             3,652

Interest expense                                         (456)              (310)              (374)
Interest expense - Raymark                                 --                 --                (70)
Reorganization items                                       --               (385)            99,996
Other (expense) income, net                              (217)               289                290
                                                  -----------        -----------        -----------

Income (loss) before income taxes,
  minority interest and extraordinary
  items                                                 4,689             (3,327)           103,494
Income tax (provision) benefit                         (1,805)             1,238            (30,846)
                                                  -----------        -----------        -----------
Income (loss) before minority interest and
  extraordinary items                                   2,884             (2,089)            72,648

Minority interest                                        (776)              (306)              (314)
                                                  -----------        -----------        -----------

Income (loss) before extraordinary items                2,108             (2,395)            72,334
                                                  -----------        -----------        -----------
Extraordinary items, net of tax of $135,977                --                 --          6,922,923
                                                  -----------        -----------        -----------
Net income (loss)                                 $     2,108        $    (2,395)       $ 6,995,257
                                                  ===========        ===========        ===========

Basic earnings (loss) per share                   $       .05        $      (.06)       $  1,778.88
                                                  ===========        ===========        ===========

Diluted earnings (loss) per share                 $       .05        $      (.06)       $  1,772.62
                                                  ===========        ===========        ===========


The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                     Predecessor
                                                         Successor Company              Company
                                                         -----------------            -----------
                                                                     for the Period     For the
                                                 for the Period      April 3, 2001   Period Jan. 1,
                                               December 31, 2001    to July 1, 2001     2001 to
                                                to June 30, 2002      (See Note B)    April 2, 2001
                                                 -----------        -----------        -----------
Cash flows from operating activities:

  Net income(loss)                               $     2,108        $    (2,395)       $ 6,995,257
  Depreciation and amortization                        8,964              3,951              3,382
  Other operating activities                          (3,002)             8,626         (7,001,128)
                                                 -----------        -----------        -----------
    Net cash provided by (used in)
      operating activities                             8,070             10,182             (2,489)
                                                 -----------        -----------        -----------


Cash flow from investing activities:

  Capital expenditures                                (5,576)            (3,370)            (2,717)
  Proceeds on sales of property,
    plant and equipment                                  196                 35                 10
                                                 -----------        -----------        -----------
    Net cash used in investing activities             (5,380)            (3,335)            (2,707)
                                                 -----------        -----------        -----------


Cash flow from financing activities:

  Cash overdraft                                          --                 --               (371)
  Net borrowings (payments)
    on short-term notes                                 (859)              (408)             2,113
  Principal payments on long-term debt                  (552)              (372)              (482)
  Proceeds from long-term debt                           106                 36                 32
  Net proceeds on borrowings from Raymark                 --                 --               (703)
  Proceeds from exercise of stock options                243                 19                 --
                                                 -----------        -----------        -----------
    Net cash (used in) provided by
      financing activities                            (1,062)              (725)               589
                                                 -----------        -----------        -----------

Effect of exchange rate changes on cash                  147                (60)               (78)

Net change in cash and cash equivalents                1,775              6,062             (4,685)


Cash and cash equivalents at
  beginning of period                                 14,463              9,232             13,917
                                                 -----------        -----------        -----------
Cash and cash equivalents at end of period       $    16,238        $    15,294        $     9,232
                                                 ===========        ===========        ===========


The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)
                                   (unaudited)


                                                                                       Treasury
                                                                   Accumulated          Shares
                                     Additional                        Other           At Cost
                          Common      Paid in       Accumulated     Comprehensive     (2,132,059
                          Stock       Capital         Deficit           Loss            Shares)        Total
                          -----       -------         -------           ----            -------        -----
PREDECESSOR COMPANY
Balance,
 December 31, 2000        $ 5,651     $ 70,631      $(7,049,641)      $ (1,218)        $(4,561)    $(6,979,138)

Comprehensive income:
  Net income                                          6,995,257                                      6,995,257
  Changes during
    the period                                                            (284)                           (284)
                          -------     --------      -----------       --------         -------     -----------

Total comprehensive
  income                                              6,995,257           (284)                      6,994,973
Reorganization             35,870       46,200           54,384          1,502           4,561         142,517

Balance,
 April 2, 2001            $41,521     $116,831      $        --       $    --          $    --     $   158,352
                          =======     ========      ===========       ========         =======     ===========

SUCCESSOR COMPANY

Balance,
  April 2, 2001           $41,521     $116,831      $        --       $    --          $    --     $   158,352

Comprehensive income:
  Net loss                                              (2,395)                                         (2,395)
  Changes during
    the period                                                            (670)                          (670)
                          -------     --------      -----------       --------         -------     -----------

Total comprehensive
  loss                                                  (2,395)           (670)                         (3,065)
Stock options exercised
  (6,596 shares)                7           12                                                              19
                          -------     --------      -----------       --------         -------     -----------

Balance,
 July 1, 2001            $ 41,528     $116,843      $   (2,395)       $   (670)        $    --     $   155,306
                          =======     ========      ===========       ========         =======     ===========

Balance,
 December 30, 2001        $41,528     $116,843      $   (5,577)       $ (8,711)        $    --     $   144,083

Comprehensive income:
  Net income                                             2,108                                           2,108
  Changes during
  the period                                                             1,112                           1,112
                          -------     --------      -----------       --------         -------     -----------

Total comprehensive
  income                                                 2,108           1,112                           3,220
Stock options exercised
  (78,204 shares)              78          165                                                             243
Balance,
 June 30, 2002            $41,606     $117,008      $   (3,469)        $(7,599)        $    --     $   147,546
                          =======     ========      ===========       ========         =======     ===========


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

           On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. All conditions under the confirmation of the Plan were subsequently met, and the Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. The Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash was payable to the allowed claimants and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes resulting from the implementation of the Plan. The shares issued are exempt from registration pursuant to the Bankruptcy Code; however, shares issued to the PI Trust have restrictions on resale as a result of the high percentage of ownership in Raytech. In addition, Raytech has recorded the liability for the Raymark pension plan claim though the outcome of this claim is still subject to final Court decision. It has been represented to Raytech by the Raymark Trustee that the retiree benefit claim will be retained by Raymark. Settlement of the Raymark claims resulted in cancellation in full of the Raymark debt and accrued interest of $12.0 million and a commitment of Raytech to backstop the Raymark Trustee for professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. At June 30, 2002, the Company has $1 million included in accrued liabilities related to this commitment. Also, on the Effective Date, the Board of Directors was increased to nine with one appointed by the equity committee and the remaining directors appointed by the unsecured creditors' committee.

           See Note C - Fresh-Start Reporting.

Note B - Condensed Consolidated Financial Statements


           These condensed unaudited consolidated financial statements (Successor and Predecessor Company) have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech as of June 30, 2002 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature except for those relating to reorganization and fresh-start adjustments (see Note C). The effective date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes, the Company has accounted for the reorganization and fresh-start adjustments on April 2, 2001, which is the first day after the Company's first quarter for fiscal 2001. All financial information prior to that date is presented as pertaining to the Predecessor Company while all information after that date is presented as pertaining to the Successor Company. Consequently, after giving effect to the reorganization and fresh-start adjustments, the financial statements of the Successor Company are not comparable to those of the Predecessor Company. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended December 30, 2001. Interim results are not necessarily indicative of the results for the full year.

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

         The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of April 2, 2001:

                              Adjustments to Record
                   Effectiveness of the Plan of Reorganization
                                 (in thousands)


                                       Predecessor                                                       Reorganized
                                      Balance Sheet         Reorganization         Fresh-Start          Balance Sheet
                                      April 2, 2001           Adjustments          Adjustments          April 2, 2001
                                      -------------           -----------          -----------          -------------
ASSETS
Current assets
  Cash and cash equivalents             $  11,732             $  (2,500)(a)         $                    $   9,232
  Trade accounts receivable                29,207                                                           29,207
  Inventories                              32,590                                       5,923 (b)           38,513
  Income taxes receivable                     -                  37,877 (c)                                 37,877
  Other current assets                      7,759                 2,500 (a)            (2,381)(f)            7,878
                                        ---------            ----------             ---------            ---------
      Total current assets                 81,288                37,877                 3,542              122,707
                                        ---------            ----------             ---------            ---------

Net property, plant and
  equipment                                82,138                                      30,823 (d)          112,961
Goodwill                                   18,923                                      15,844 (e)           34,767
Other intangible assets                       375                                      39,316 (g)           39,691
Deferred income taxes                     137,202               (99,341)(f)(c)        (27,308)(f)           10,553
Other assets                                2,957                                                            2,957
                                        ---------            ----------             ---------            ---------
Total assets                            $ 322,883            $  (61,464)            $  62,217            $ 323,636
                                        =========            ==========             =========            =========

                              Adjustments to Record
                   Effectiveness of the Plan of Reorganization
                                 (in thousands)


                                    Predecessor                                             Reorganized
                                   Balance Sheet      Reorganization      Fresh-Start      Balance Sheet
                                   April 2, 2001        Adjustments       Adjustments      April 2, 2001
                                   -------------        -----------       -----------      -------------
LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt        $    12,144      $                    $                $ 12,144
  Raymark debt                            10,709          (10,709)(h)                             --
  Current portion of pension
    obligations                              353            8,500 (j)           134 (k)        8,987
  Accounts payable                        14,220            2,500 (a)                         16,720
  Accrued liabilities                     20,501             (275)(i)                         20,226
  Payable to PI Trust                         --           37,877 (c)                         37,877
                                     -----------      -----------          --------         --------
    Total current liabilities             57,927           37,893               134           95,954
                                     -----------      -----------          --------         --------

Liabilities subject to
  compromise                           7,211,433       (7,211,433)(j)                             --
Long-term debt                             8,536                                               8,536
Pension obligations                        1,636           10,000 (j)        (6,916)(k)        4,720
Postretirement benefits
  other than pensions                     13,404                             (1,308)(k)       12,096
Deferred payable to the PI Trust              --           36,636 (c)                         36,636
Other long-term liabilities                7,654                               (312)(f)        7,342
                                     -----------      -----------          --------         --------
Total liabilities                      7,300,590       (7,126,904)           (8,402)         165,284
                                     -----------      -----------          --------         --------

    Total shareholders'
      (deficit) equity                (6,977,707)       7,065,440 (l)        70,619 (m)      158,352
                                     -----------      -----------          --------         --------
Total liabilities and
  shareholders' (deficit) equity     $   322,883      $   (61,464)         $ 62,217         $323,636
                                     ===========      ===========          ========         ========

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

e) The unamortized balance of goodwill of the Predecessor Company has been eliminated. Reorganization value in excess of amounts allocable to identifiable assets has been classified as goodwill. The goodwill is being accounted for in accordance with SFAS No. 142 (see Note I).

f) Deferred tax assets and liabilities have been adjusted for the settlement of the liabilities subject to compromise and the recording of deferred taxes relating to the differences in book and tax bases of assets and liabilities after applying fresh start reporting. The Company is using a statutory tax rate of approximately 38%, which approximates the Company's historic tax rate.

g) Other intangible assets have been adjusted to reflect their fair values as determined by an independent valuation (see Note I).

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

NOTE D - Extraordinary Items

       As a result of the consummation of the Plan, the Company recognized an extraordinary gain of the debt discharge on April 2, 2001 as follows:

                                                     Predecessor
                                                       Company
                                                     -----------
                                                    April 2, 2001
                                                    -------------
       Settlement of liabilities subject
          to compromise                               $ 7,211,433
       Assumption of pension-related obligations          (18,500)
       Settlement of Raymark debt                          11,984
       Cash payment to the PI Trust                        (2,500)
       Back-stop settlement with Raymark                   (1,000)
       Issuance of common stock                          (142,517)
                                                      -----------
           Sub-total                                    7,058,900
       Tax expense                                       (135,977)
                                                      -----------
           Extraordinary gain on debt discharge       $ 6,922,923
                                                      ===========

Note E - Inventories

              Inventories, net consist of the following:

                                         Successor Company
                                         -----------------
                                 June 30, 2002    December 30, 2001
                                  (Unaudited)
                                 --------------   -----------------
         Raw material               $  9,303         $ 10,829
         Work in process               8,167            7,207
         Finished goods               13,012           13,526
                                    --------         --------

                                    $ 30,482         $ 31,562
                                    ========         ========

Note F - Earnings Per Share


                                       Successor Company                Predecessor
                               ---------------------------------          Company
                                For the Period    For the Period      --------------
                                April 1, 2002    April 3, 2001 to          For
                               to June 30, 2002    July 1, 2001        April 2, 2001
                               ----------------  ----------------     ----------------
Basic EPS Computation

Numerator:
  Net income (loss)              $       778      $      (2,395)
                                 ===========      =============

Denominator:
  Weighted average shares         41,528,520         41,521,924
  Weighted average stock
    options exercised                 33,696              2,964
                                 -----------      -------------
  Adjusted weighted average
    shares                        41,562,216         41,524,888
                                 ===========      =============

Basic income (loss) per share    $       .02      $        (.06)           (a)
                                 ===========      =============



Diluted EPS Computation

Numerator:
  Net income (loss)              $       778      $      (2,395)
                                 ===========      =============

Denominator:
  Weighted average shares         41,528,520         41,521,924
  Weighted average stock
    options exercised                 33,696              2,964
  Dilutive potential common
    shares                           124,901                -
                                 -----------      -------------

  Adjusted weighted
    average shares                41,687,117         41,524,888
                                 ===========      =============

Diluted income (loss)
  per share                      $       .02      $        (.06)           (a)
                                 ===========      =============

(a)  Earnings per share is not meaningful for the one-day results.

       Options to purchase 483,815 shares of common stock at $4.25 were outstanding during the period from April 3, 2001 to July 1, 2001. These shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than average market price of the common shares.

       In addition, the dilutive potential common shares of 12,207 options for the period from April 3, 2001 to July 1, 2001 were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

       See Notes A and B regarding the effect of the Company's plan of reorganization.

                                                                          Predecessor
                                          Successor Company                 Company
                                  ---------------------------------       -----------
                                   For the Period    For the Period      For the Period
                                 December 31, 2001  April 3, 2001 to     January 1, 2001
                                  to June 30, 2002    July 1, 2001       to April 2, 2001
                                  ----------------    ------------       ----------------
Basic EPS Computation

Numerator:
  Income (loss) before
    extraordinary items               $     2,108       $    (2,395)      $    72,334
  Extraordinary items                         -                -            6,922,923
                                      -----------       -----------       -----------
  Net income (loss) available
    (attributable) to common
    shareholders                      $     2,108       $    (2,395)      $ 6,995,257
                                      ===========       ===========       ===========

Denominator:
  Weighted average shares              41,528,520        41,521,924         3,519,313
  Weighted average shares issued
    as a result of reorganization             -                 -             413,072
  Weighted average stock options
    exercised                              16,848             2,964              -
                                      -----------       -----------       -----------
  Adjusted weighted average shares     41,545,368        41,524,888         3,932,385
                                      ===========       ===========      ============

Basic earnings (loss) per share:

  Income (loss) before
    extraordinary items               $       .05       $      (.06)     $      18.39
  Extraordinary items                         -                 -            1,760.49
                                      -----------       -----------       -----------
  Net income (loss)                   $       .05       $      (.06)     $   1,778.88
                                      ===========       ===========      ============

                                                                          Predecessor
                                          Successor Company                 Company
                                  ---------------------------------       -----------
                                   For the Period    For the Period      For the Period
                                 December 31, 2001  April 3, 2001 to     January 1, 2001
                                  to June 30, 2002    July 1, 2001       to April 2, 2001
                                  ----------------    ------------       ----------------
Diluted EPS Computation

Numerator:
  Income (loss) before
    extraordinary items             $     2,108       $    (2,395)        $    72,334
  Extraordinary items                       -                 -             6,922,923
                                    -----------       -----------         -----------
  Net income (loss) available
    (attributable) to common
    stockholders                    $     2,108       $    (2,395)        $ 6,995,257
                                    ===========       ===========         ===========

Denominator:
  Weighted average shares            41,528,520        41,521,924           3,519,313
  Weighted average shares issued
    as a result of reorganization           -                 -               413,072
  Weighted average stock
    options exercised                    16,848             2,964                 -
  Dilutive potential common shares       54,155               -                13,897
                                    -----------       -----------         -----------

  Adjusted weighted average shares
    and equivalents                  41,599,523        41,524,888           3,946,282
                                    ===========       ===========         ===========

Diluted earnings (loss) per share:

  Income (loss) before
     extraordinary items            $       .05        $     (.06)        $     18.33
  Extraordinary items                        -                -              1,754.29
                                    -----------        ----------         -----------
  Net income (loss)                 $       .05        $     (.06)        $  1,772.62
                                    ===========        ==========         ===========

       Options to purchase 483,815 and 493,775 shares of common stock at $4.25 were outstanding during the periods from April 3, 2001 to July 1, 2001 and January 1, 2001 to April 2, 2001, respectively. These shares were not included in the computation of diluted earnings per share because the option's exercise price was greater than average market price of the common shares.

       In addition, the dilutive potential common shares of 12,207 options for the period from April 3, 2001 to July 1, 2001 were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

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

Note G - Segment Reporting

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

Information relating to operations by industry segment follows:

OPERATING SEGMENTS


                                          Successor Company
                                  ---------------------------------        Predecessor
                                   For the Period    For the Period          Company
                                    April 1, 2002   April 3, 2001 to     -----------------
                                  to June 30, 2002    July 1, 2001       For April 2, 2001
                                  ----------------    ------------       -----------------
WET FRICTION

Net sales to external
  customers                            $ 34,804           $ 30,911           $     --
Intersegment net sales (1)                2,499              1,701                 --
                                       --------           --------           --------
Total net sales                        $ 37,303           $ 32,612           $     --
                                       ========           ========           ========

Operating profit (2)                   $  2,144           $  2,005           $     --
                                       ========           ========           ========

AFTERMARKET

Net sales to external
  customers                            $ 12,101           $ 12,215           $     --
Intersegment net sales (1)                    5                 --                 --
                                       --------           --------           --------
Total net sales                        $ 12,106           $ 12,215           $     --
                                       ========           ========           ========

Operating profit (2)                   $  2,268           $  1,983           $     --
                                       ========           ========           ========

DRY FRICTION
                                                                             --------
Net sales to external
  customers                            $  8,400           $  7,435           $     --
Intersegment net sales (1)                   37                 21                 --
                                       --------           --------           --------
Total net sales                        $  8,437           $  7,456           $     --
                                       ========           ========           ========

Operating profit (2)                   $    193           $    445           $     --
                                       ========           ========           ========


CORPORATE

Operating (loss) profit (2,3)          $ (2,749)          $ (7,760)          $ 99,996
                                       ========           ========           ========

TOTAL SEGMENTS

Net sales to external
  customers                            $ 55,305           $ 50,561           $     --
Intersegment net sales (1)                2,541              1,722                 --
                                       --------           --------           --------
Total net sales                        $ 57,846           $ 52,283           $     --
                                       ========           ========           ========

Operating profit (loss) (2)            $  1,856           $ (3,327)          $ 99,996
                                       ========           ========           ========

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

OPERATING SEGMENTS

                                                                          Predecessor
                                          Successor Company                 Company
                                  ---------------------------------       -----------
                                   For the Period    For the Period      For the Period
                                 December 31, 2001  April 3, 2001 to     January 1, 2001
                                  to June 30, 2002    July 1, 2001       to April 2, 2001
                                  ----------------    ------------       ----------------
WET FRICTION

Net sales to external
  customers                            $  66,919         $  30,911           $  34,073
Intersegment net sales (1)                 4,732             1,701               2,974
                                       ---------         ---------           ---------
Total net sales                        $  71,651         $  32,612           $  37,047
                                       =========         =========           =========

Operating profit (2)                   $   3,657         $   2,005           $   1,327
                                       =========         =========           =========

AFTERMARKET

Net sales to external
  customers                            $  24,572         $  12,215           $  13,101
Intersegment net sales (1)                    18                --                  10
                                       ---------         ---------           ---------
Total net sales                        $  24,590         $  12,215           $  13,111
                                       =========         =========           =========

Operating profit (2)                   $   4,826         $   1,983           $   2,109
                                       =========         =========           =========

DRY FRICTION

Net sales to external
  customers                            $  16,523         $   7,435           $   8,031
Intersegment net sales (1)                    67                21                 116
                                       ---------         ---------           ---------
Total net sales                        $  16,590         $   7,456           $   8,147
                                       =========         =========           =========

Operating profit (2)                   $     948         $     445           $     754
                                       =========         =========           =========


CORPORATE

Operating (loss) profit (2,3)          $  (4,742)        $  (7,760)          $  99,304
                                       =========         =========           =========

TOTAL SEGMENTS

Net sales to external
  customers                            $ 108,014         $  50,561           $  55,205
Intersegment net sales (1)                 4,817             1,722               3,100
                                       ---------         ---------           ---------
Total net sales                        $ 112,831         $  52,283           $  58,305
                                       =========         =========           =========

Operating profit (loss) (2)            $   4,689         $  (3,327)          $ 103,494
                                       =========         =========           =========

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

Note H - Income Taxes

          The effective tax rate for the twenty-six-week period ended June 30, 2002 is 38.5% compared to an effective rate of 135% for the same period in the prior year, excluding the one-day effect in the amount of $29.4 million relating to the Plan of Reorganization on April 2, 2001. The rate for the current period reflects a statutory federal rate adjusted for state and foreign taxes. The rate differs from the 2001 rate by 96.5 percentage points caused primarily by certain adjustments in the prior period related to the bankruptcy process. The effective tax rate for the thirteen-week period ended June 30, 2002 is 38.5% compared to an effective rate of 37% in the same period in the prior year, excluding the one-day effect in the amount of $29.4 million relating to the Plan of Reorganization on April 2, 2001. Substantially the same rate is used in both periods.

          Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement") as modified, all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At December 30, 2001, the Company had tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses created by the reorganization, and contributions made to the Raymark pension plan. If Raytech Corporation generates losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing future operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $41.6 million at June 30, 2002.

          The Company has filed for and received in 2002 Federal tax refunds of $33.4 million. During the second quarter of 2002, the Agreement was modified to eliminate the holdback provision. As such, and pursuant to the Agreement as modified, Raytech has paid over to the Trust the entire amount of the refunds. Additionally, at June 30, 2002, the Company has recorded a tax receivable in the amount of $4.8 million relating to amounts due from state governments for returns filed in 2002. These refunds when received will be paid to the Trust.

          The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

          The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.0 million at June 30, 2002, if all of APC's earnings were to be distributed through dividends.

Note I - Goodwill and Other Intangible Assets

          In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. As discussed in Note C, the Company adopted fresh-start reporting as described in the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 requires that any change in accounting principles that will be required within the twelve months following the adoption of fresh- start reporting should be adopted at that time. Accordingly, the Company adopted SFAS No. 141 and No. 142 as of April 2, 2001. All intangible assets and goodwill have been valued at fair value as of the date of fresh-start reporting.

                                           Successor Company
                                           -----------------
                                  June 30, 2002           December 30, 2001
                                  -------------           -----------------
                               Gross                    Gross
                             Carrying   Accumulated    Carrying   Accumulated
                              Amount    Amortization    Amount    Amortization
                              ------    ------------    ------    ------------
Finite life intangible
  assets:
  Unpatented technology      $ 16,262       $2,425     $ 16,262    $  1,455
  Distribution base             5,716          355        5,716         213
                               ------        -----       ------      ------
    Sub-total                  21,978       $2,780       21,978    $  1,668
                               ------        =====       ------       =====

Indefinite life intangible
  assets:
  Trademarks                   17,713                    17,713
                               ------                    ------

Goodwill                       34,767                    34,767
                               ------                    ------

Intangible assets, net       $ 71,678                  $ 72,790
                               ======                    ======

The weighted-average amortization periods for the unpatented technology and the distribution base are 6 and 20 years, respectively. Amortization expense for both the periods from April 1, 2002 to June 30, 2002 and from April 2, 2001 to July 1, 2001 amounted to $556. For the period December 31, 2001 to June 30, 2002 amortization expense amounted to $1,112.

Estimated annual amortization expense is as follows:

                  For the year ending:

                    2002                 $ 2,224
                    2003                   2,224
                    2004                   2,224
                    2005                   2,224
                    2006                   2,224

As required by SFAS No. 142, trademarks and goodwill for the Successor Company will not be amortized but will be reviewed for impairment annually. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. The amount of goodwill has been assigned to each of the Company's segments as follows: $28.9 million for the Wet Friction segment and $5.9 million for the Aftermarket segment. No goodwill has been allocated to the Dry Friction segment. During the period from April 1, 2002 to June 30, 2002, the Company performed its annual impairment review of the reporting units in accordance with FAS 142, as of March 31, 2002. That effort, which was performed with assistance from a third party valuation firm, indicated that no impairment adjustment was necessary. Accordingly, there were no changes in the carrying amount of trademarks or goodwill during the period from December 31, 2001 to June 30, 2002.

          Reported net income presented exclusive of amortization expense (including any related tax effects) recognized in prior periods relating to goodwill of the Predecessor Company would have been:

                                         Predecessor Company
                                         -------------------
                                           For the Period
                                         January 1, 2001 to
                                            April 1, 2001
                                         ------------------
  Reported net income                           $ 1,715
  Add back goodwill amortization                    207
                                                  -----
  Adjusted net income                           $ 1,922
                                                  =====

  Basic earnings per share:
    Reported net income                         $   .49
    Goodwill amortization                           .06
                                                  -----
    Adjusted net income                         $   .55
                                                  =====

  Diluted earnings per share:
    Reported net income                         $   .48
                                                  -----
    Goodwill amortization                           .06
                                                  -----
    Adjusted net income                         $   .54
                                                  =====

Note J - Litigation

         The Company is subject to certain legal matters that have arisen in the ordinary course of business, which management expects would not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. In addition, the Company is involved in the following litigation.

         In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. Three additional insurers have been added to the Reliance case as ordered by the District Court. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has prepared a plan for implementation and is in compliance with the cleanup Order. The Company has estimated that the cost to comply with the Order and related fines will be approximately $9.1 million of which $5.0 million has been spent through June 30, 2002. The remaining balance of $4.1 million is included in accrued liabilities. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA. Prior to IDEM's relinquishment of control of the cleanup to the EPA, IDEM and RPC had reached an Agreed Order providing for a risk-based remediation of the contamination different from the EPA's Order. IDEM withdrew from the Agreed Order, which was ruled to be a breach of contract by an Indiana State Superior Court. In July 2002, RPC filed an action against IDEM for damages determined to be the difference between the costs of cleanup under the EPA Order and the IDEM Agreed Order. The outcome of this litigation is not known.

         In February 2002, the Committee of Equity Holders filed a motion in the U.S. Bankruptcy Court asking for the distribution of the Company's shares to the general creditors under the Plan of Reorganization to be recalculated, claiming that the equity holders received less than the required percentage of shares. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares, or to retire shares, in the future. This would directly impact the earnings per share calculations of the Company. At a preliminary hearing in April 2002, the Court took the matter under advisement pending submission of position papers by the parties. The Company has filed a motion for summary judgment asking the Court to dismiss the action.

         The Company is in receipt of a letter from the Michigan Department of Environmental Quality ("MDEQ") alleging responsibility for trichloroethylene ("TCE") contamination at a Ferndale, Michigan, industrial site formerly occupied by Advanced Friction Materials Company ("AFM") from 1974 to 1985. AFM was acquired by the Company in 1998. The Company is cooperating with the

MDEQ in evaluating the subsurface of the site to obtain data concerning the alleged contamination. Estimated costs of such evaluation should not exceed $15 thousand. The Company's liability at this site is indeterminable at this time.

Note K - Liquidity

         Concurrent with the effective date of the Plan, Raytech settled the Liabilities Subject To Compromise either through the issuance of common stock, payment in cash or the assumption of a liability of $11.2 million for certain Raymark pension plans, among other resolutions. The pension plans have a current unfunded liability for pre-2001 funding of $6.5 million. The Company is working with the Internal Revenue Service ("IRS") and the Pension Benefit Guaranty Corporation ("PBGC") to obtain a funding waiver under Revenue Procedure 94-41. The request for waiver was filed with the IRS on February 28, 2002. The waiver, if granted, would provide for an extended period of time for funding this pre-2001 amount of $6.5 million while keeping the annual funding going forward on a current basis. The funding required for the 2001 pension funding period would be approximately $3.3 million, the anticipated funding for the pre-2001 period amount would be approximately $1.6 million annually for five years. The total payment due through September 15, 2002 would amount to $6.5 million. In December 2001, the Company and the PBGC entered into an escrow agreement, which is intended to reflect the Company's intent to fund subject to receiving the waiver. The escrow account was funded with $3.0 million in December 2001 and an additional $1.2 million in January 2002 for a total of $4.2 million, which is included in restricted cash at June 30, 2002. The remaining funding requirement in 2002 for the 2001 plan year and the pre-2001 period is $2.3 million. In the event that the waiver from the IRS is not granted, the funding requirements for 2001 would be $12.3 million. This would require additional borrowings by the Company. The Company anticipates that additional borrowings would be available using assets of the Company not currently pledged as collateral for its existing debt. The Company expects to be successful in receiving this waiver.

         The Plan also sets forth a Tax Benefits Assignment and Assumption Agreement (the "Agreement") between the Company and the PI Trust, which provides that the tax benefits received by the Company due to the reorganization be passed onto the PI Trust as received. In 2002, the Company filed its 2001 Federal tax return for the Raytech consolidated group and received a tax refund of $33.4 million, which was subsequently paid to the PI Trust. The income tax receivable at June 30, 2002 in the amount of $4.8 million relating to amounts due from state governments for returns filed in 2002 will be paid to the PI Trust when received. During the second quarter of 2002, the Agreement was modified. The holdback provision was eliminated, but the Agreement retained the provision whereby the PI Trust would indemnify Raytech Corporation for potential IRS audit adjustments.

         The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company has an accrued liability of $4.1 million at June 30, 2002, which is expected to provide for full remediation and fines in compliance with the Order. It is anticipated that substantially all of these costs will be paid in the 2002 fiscal year. The Company paid $2.7 million during the period from April 1, 2002 to June 30, 2002 and $3.3 million during the period from December 31, 2001 to June 30, 2002.

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

Note L - Restricted Cash

         Restricted cash relates to the following:

                                              Successor Company
                                              -----------------
                                       June 30, 2002    December 30, 2001
                                       -------------    -----------------
         Pension escrow                     $ 4,200               $ 3,000
         Letters of credit                    1,602                 1,986
         Other                                  410                   410
                                              -----                 -----

                                            $ 6,212               $ 5,396
                                             ======                 =====

      The letters of credit collateralize certain obligations relating primarily to workers' compensation. The pension escrow account is discussed in Note K - Liquidity.

Note M - Recently Issued Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board issued Financial Accounting Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies Emerging Issues Task Force
(EITF) Issue No.94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 will be effective for the Company for exit or disposal activities that are initiated beginning in fiscal 2003.

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

Results of Operations and Liquidity and Capital Resources

        In April 2001, Raytech Corporation emerged from the protection of the Bankruptcy Court under Chapter 11 of Title 11 of the United States Bankruptcy Code. Raytech Corporation had been under the Chapter 11 protection since March 1989. The bankruptcy history and emergence are described in more detail in Note A to the Unaudited Condensed Consolidated Financial Statements.

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

        The Company has determined that the most meaningful presentation of financial information would be to provide comparative analysis of financial performance for the Successor Company for the period April 1, 2002 through June 30, 2002 compared to the period April 3, 2001 through July 1, 2001. Additionally, the period December 31, 2001 through March 31, 2002, Successor Company, has been compared to the period January 1, 2001 through April 1, 2001, Predecessor Company.

        The adjustments relating to the recording of reorganization expenses and other fresh-start adjustments for the one-day period ended April 2, 2001 are detailed in Note C to the Unaudited Condensed Consolidated Financial Statements.

        The Company has not elected to present a comparative analysis for the twenty-six-week periods ended June 30, 2002 and July 1, 2001, since such information in the prior period would require consolidating statements of the Predecessor Company and the Successor Company. It was determined that the significance of the adjustments relating to the emergence from bankruptcy would render such analysis not meaningful.

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

Results of Operations for the Successor Company for the Period April 1, 2002 to June 30, 2002 and the period April 3, 2001 to July 1, 2001

        Raytech Corporation recorded net income of $.8 million for the thirteen-week period ended June 30, 2002 or $.02 per basic share compared to a loss of $2.4 million or $.06 loss per basic share for the same period April 3, 2001 through July 1, 2001. The improved earnings of $3.2 million were due substantially to the improved gross profit in 2002. In 2001 as part of the application of fresh-start accounting inventories were stated at sales value less distribution cost, which increased the carrying value of inventories by $5.9 million at April 2, 2001. The stepped up inventory sold in the period April 3, 2001 through July 1, 2001, thereby increasing the cost of sales for that period. The cost of sales in the period April 1, 2002 through June 30, 2002 reflect a more traditional inventory valuation process and more accurately reflects the gross margin for the period.

Net Sales

        Worldwide net sales for the thirteen-week period ended June 30, 2002 were $55.3 million compared to $50.6 million for the period April 3, 2001 through July 1, 2001, an increase of $4.7 million or 9.3%. Details of the sales performance are presented below in relation to the three business segments.

        The Wet Friction segment reported sales of $34.8 million for the thirteen-week-period ended June 30, 2002 compared to $30.9 million for the period April 3, 2001 through July 1, 2001, an increase of $3.9 million or 12.6%. The increase period-over-period is due to improved sales in the automotive OEM component of this segment. The Company was awarded a significant contract, which began in the latter part of the first quarter of 2002. The heavy duty component of the Wet Friction segment is substantially performing at the same level as the period April 3, 2001 through July 1, 2001.

        The Aftermarket segment recorded sales of $12.1 million for the thirteen-week-period ended June 30, 2002 compared to $12.2 million for the period April 3, 2001 through July 1, 2001, substantially performing at the same level as the comparable period in the prior year. The flat sales reflect the slow growth, which was anticipated for this segment for 2002, due to flat performance in the aftermarket overall.

        The Dry Friction segment recorded sales of $8.4 million for the thirteen-week period ended June 30, 2002 compared to $7.4 million for the period April 3, 2001 through July 1, 2001, an increase of $1.0 million or 13.5%. The improved sales reflect the increased sales from the operations in China as that element of the Dry Friction segment continues to expand its sales in China, Asia and Central Europe. The increased sales in China were offset by lower than prior year sales in the Western European operations.

Gross Profit

        The Company recorded gross profit of $10.6 million for the thirteen-week period ended June 30, 2002 on sales of $55.3 million, yielding a gross margin percentage of 19.2%. This compares to a gross profit of $4.6 million for the period April 3, 2001 through July 1, 2002. The sales for this period were $50.6 million, yielding a gross margin percentage of 9.0%. The reduced gross margin in 2001 was due substantially to the write-up of inventory amounts to sales value less distribution costs on April 2, 2001 in accordance with the fresh-start accounting rules. The impact of the $5.9 million inventory write- up was to reduce gross margin in the period April 3, 2001 through July 1, 2001 as this inventory was sold and the costs flowed through the statement of operations. In addition, improved sales performance in the 2002 period of $4.7 million provided for improved overhead absorption on the improved throughput.

Selling, General and Administrative

        The selling, general and administrative expenses for the thirteen-week period ended June 30, 2002 were $8.2 million compared to $7.5 million for the same period in the prior year, an increase of $.7 million or 9.3%. The increase is due to legal costs associated with certain environmental and other issues; additionally, certain variable compensation expenses were recorded in the 2002 period, which were not recorded in 2001.

Interest Expense

        Interest expense for the thirteen-week period ended June 30, 2002 was $.2 million compared to interest expense of $.3 million in the period April 3, 2001 through July 1, 2001, a reduction of $.1 million or 33%. The reduced interest is due to lower interest rates of 4.75% and reduced debt of $.6 million at June 30, 2002 compared to July 1, 2001.

Operating Profits

        The following discussion of operating results by industry segment relates to information contained in Note G - Segment Reporting to the Unaudited Condensed Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

        Operating profit of $1.9 million was recorded for the thirteen-week period ended June 30, 2002, which compares to an operating loss of $3.3 million for the period April 3, 2001 through July 1, 2001, an increase of $5.2 million. The operating profit showed improvement due to improved sales for the period in 2002. In addition, the inventory adjustment detailed in the gross profit analysis above reduced operating profit in the 2001 period. The reduced operating profit is reflected in the corporate component of the segment information, which is detailed in Note G to the Condensed Consolidated Unaudited Financial Statements, Segment Reporting.

        The Wet Friction segment reported operating profit of $2.1 million for the thirteen-week period ended June 30, 2002 compared with $2.0 million for the period April 3, 2001 through July 1, 2001, an increase of $0.1 million. The increase is due to the improved sales for the segment of $3.9 million compared to the same period in 2001. The operating profit was reduced by poor performance in the European component of the Wet Friction segment. Management is implementing changes in that operation, which are expected to improve the financial performance.

        The Aftermarket segment recorded operating profit for the thirteen-week period ended June 30, 2002 of $2.3 million compared to $2.0 million for the period April 3, 2001 through July 1, 2001, an increase of $.3 million. The sales for the two periods are substantially the same.

        The Dry Friction segment recorded operating profit of $.2 million for the thirteen-week period ended June 30, 2002 compared to $.4 million for the period April 3, 2001 through July 1, 2001, a decrease of $.2 million. The sales increase for the above periods of $1.0 million, due to improved sales in our China operation, was offset by exchange losses of $.1 million during the period as the euro gained strength against other currencies.

Other Income (Expense)

        Other income (expense) for the thirteen weeks ended June 30, 2002 was $(.4) million as compared to $.3 million in the thirteen weeks ended July 1, 2001. The decrease was primarily due to certain exchange losses of $.2 million due to the improved strength of the euro against other currencies and certain environmental-related expenses.

Income Taxes

        The effective tax rate for the thirteen-week period ended June 30, 2002 is 38.5% compared to an effective rate of 37% in the same period in the prior year, excluding the one-day effect in the amount of $29.4 million relating to the Plan of Reorganization on April 2, 2001. Substantially the same rate is used in both periods.

        Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement") as modified, all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At December 30, 2001, the Company had tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses created by the reorganization, and contributions made to the Raymark pension plan. If Raytech Corporation generates losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing future operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $41.6 million at June 30, 2002.

        The Company has filed for and received in 2002 Federal tax refunds of $33.4 million. During the second quarter, the Agreement was modified to eliminate the holdback provision. As such, and pursuant to the Agreement as modified, Raytech has paid over to the Trust the entire amount of the refunds. Additionally, at June 30, 2002, the Company has recorded a tax receivable in the amount of $4.8 million relating to amounts due from state governments for returns filed in 2002. These refunds will be paid to the Trust when received.

        The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

        The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.0 million at June 30, 2002, if all of APC's earnings were to be distributed through dividends.

Results of Operations for the Successor Company for the Period December 31, 2001 to March 31, 2002 and Predecessor Company for the Period January 1, 2001 to April 1, 2001

Net Sales

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

Operating Profits

        The following discussion of operating results by industry segment relates to information contained in Note G - Segment Reporting to the Unaudited Condensed Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

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

Income Taxes

        The effective tax rate for the thirteen-week period ended March 31, 2002 is 38.5% compared to an effective rate of 42% for the same period in the prior year. The rate for the current period reflects a statutory federal rate adjusted for state and foreign taxes. The rate differs from the 2001 rate by 3.5 percentage points caused primarily by certain adjustments in the prior period related to the bankruptcy process.

Outlook

        The Company's Wet Friction segment expects sales to improve in 2002 as compared to the results recorded in 2001 by an estimated 2%. The increase reflects the continued slow growth in the automotive original equipment market for Raytech related products as the United States economy recovers during 2002. Our customers in the automotive OEM are expected to continue to face competitive pressure from foreign competition from both Europe and Asia, which will provide increased pressure on the supplier base for continued cost reduction. The Company was successful in expanding its supplier position with General Motors Corporation and the new production, which began in the latter part of the first quarter of 2002, will partially offset the negative effects of both pricing and the slow economy as these issues impact the Wet Friction segment. The heavy duty component of the Wet Friction segment is expected to remain constant in 2002 due to competitive pressure on pricing. The markets served by this component of the Wet Friction segment, mainly construction, mining and agriculture, are not expected to grow significantly in 2002; therefore, increased production is not expected.

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

        The Dry Friction segment is expected to increase revenues in 2002 over 2001 results. The development of new market opportunities in Asia is expected to continue through the expansion of our production facility in China, which was completed in June 2002. In 2001, this facility improved revenues substantially over 2000 results and is expected to continue the positive performance in 2002. The European revenues are expected to increase in 2002 due to modest growth in the overall European economy.

        Raytech formed an expansion committee in 2001 consisting of key employees within the Company and skilled consultants from outside the Company. The expansion committee is reviewing existing business in the vehicular market, new product development in the vehicular markets and new product development in non- vehicular markets. The expansion committee meets regularly and has a number of projects under development in each of the expansion directions. The projects are in various development stages and will be disclosed in greater detail when appropriate.

        The Company's outlook for 2002 anticipates total revenues to exceed 2001 levels by 1.5% with improved operating profits reflective of the increased sales. There are many events which could negatively impact the Company's current view, including the impact of the economy worsening in the United States and around the world.

Financial Risks

        The Company maintains lines of credit with United States and foreign banks, as well as other creditors. The Company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

        The Company effectively manages its accounts receivable as evidenced by the average days sales in trade receivables of 44 days. This allows for minimum borrowings in supporting inventory and trade receivables. Management does not anticipate a significant change in fiscal policy in any of its borrowing markets in 2002 given current economic conditions. Further, the Company can reduce the short-term impact of interest rate fluctuation through deferral of capital investment should the need arise.

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

Liquidity and Capital Resources

        The Company's cash and cash equivalents totaled $16.2 million at June 30, 2002 compared to $14.5 million at December 30, 2001. Capital investment for the six-month period totaled $5.6 million. The level of capital investment is consistent with planned expenditures.

        The debt at June 30, 2002 consists of the following:

                                        Current      Non-Current      Total
                                        -------      -----------      -----
        Domestic bank debt              $ 6,135       $ 2,250        $ 8,385
        Foreign bank debt                 3,379         4,372          7,751
        Leases                              127           192            319
                                          -----         -----          -----
        Total outstanding debt          $ 9,641       $ 6,814        $16,455
                                          =====         =====         ======


        Available lines of credit:
        Domestic                       $  9,162
        Foreign                           2,785
                                         ------
        Total available                $ 11,947
                                         ======

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

Future Liquidity

        Concurrent with the effective date of the Plan, Raytech settled the Liabilities Subject To Compromise either through the issuance of common stock, payment in cash or the assumption of a liability for $11.2 million for certain Raymark pension plans among other resolutions. The pension plans have a current unfunded liability for pre-2001 funding for $6.5 million. The Company is working with the Internal Revenue Service (IRS) and the PBGC to obtain a funding waiver under Revenue Procedure 94-41. The request for waiver was filed with the IRS on February 28, 2002. The waiver, if granted, would provide for an extended period of time for funding this pre-2001 amount of $6.5 million while keeping the annual funding going forward on a current basis. The funding required for the 2001 pension funding period would be approximately $3.3 million, the anticipated funding for the pre-2001 period amount would be approximately $1.6 million annually for five years. The total payment due through September 15, 2002 would amount to $6.5 million. In December 2001, the Company and the PBGC entered into an escrow agreement, which is intended to reflect the Company's intent to fund subject to receiving the waiver. The escrow account was funded with $3.0 million in December 2001 and an additional $1.2 million in January 2002 for a total of $4.2 million, which is included in restricted cash at June 30, 2002. The remaining funding requirement in 2002 for the 2001 plan year and the pre-2001 period is $2.3 million. In the event that the waiver from the IRS is not granted, the funding requirements for 2001 would be $12.3 million. This would require additional borrowings by the Company. The Company anticipates that additional borrowings would be available using assets of the Company not currently pledged as collateral for its existing debt. The Company expects to be successful in receiving this waiver.

        Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At December 30, 2001, the Company had tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses created by the reorganization, and contributions made to the Raymark pension plan. If Raytech Corporation generates losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing future operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $41.6 million at June 30, 2002.

        The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

        The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company has an accrued liability of $4.1 million at June 30, 2002, which is expected to provide for full remediation and fines in compliance with the Order. It is anticipated that substantially all of these costs will be paid in the 2002 fiscal year. The Company paid $3.3 million during the twenty-six-week period ended June 30, 2002.

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

Recently Issued Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board issued Financial Accounting Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No.94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 will be effective for the Company for exit or disposal activities that are initiated beginning in fiscal 2003.

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

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. Three additional insurers have been added to the Reliance case as ordered by the District Court. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has prepared a plan for implementation and is in compliance with the cleanup Order. The Company has estimated that the cost to comply with the Order and related fines will be approximately $9.1 million of which $5.0 million has been spent through June 30, 2002. The remaining balance of $4.1 million is included in accrued liabilities. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA. Prior to IDEM's relinquishment of control of the cleanup to the EPA, IDEM and RPC had reached an Agreed Order providing for a risk-based remediation of the contamination different from the EPA's Order. IDEM withdrew from the Agreed Order, which was ruled to be a breach of contract by an Indiana State Superior Court. In July 2002, RPC filed an action against IDEM for damages determined to be the difference between the costs of cleanup under the EPA Order and the IDEM Agreed Order. The outcome of this litigation is not known.

        In February 2002, the Committee of Equity Holders filed a motion in the U.S. Bankruptcy Court asking for the distribution of the Company's shares to the general creditors under the Plan of Reorganization to be recalculated, claiming that the equity holders received less than the required percentage of shares. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares, or to retire shares, in the future. This would directly impact the earnings per share calculations of the Company. At a preliminary hearing in April 2002, the Court took the matter under advisement pending submission of position papers by the parties. The Company has filed a motion for summary judgment asking the Court to dismiss the action.

        The Company is in receipt of a letter from the Michigan Department of Environmental Quality ("MDEQ") alleging responsibility for trichloroethylene ("TCE") contamination at a Ferndale, Michigan, industrial site formerly occupied by Advanced Friction Materials Company ("AFM") from 1974 to 1985. AFM was acquired by the Company in 1998. The Company is cooperating with the MDEQ in evaluating the subsurface of the site to obtain data concerning the alleged contamination. Estimated costs of such evaluation should not exceed $15,000. The Company's liability at this site is indeterminable at this time.

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

                                      RAYTECH CORPORATION


                                  By: /s/ JOHN B. DEVLIN
                                      ------------------------
                                      John B. Devlin
                                      Vice President, Treasurer
                                      and Chief Financial Officer

Date:  August 12, 2002

                                  CERTIFICATION

         I, John B. Devlin, Chief Financial Officer of Raytech Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

         1. The quarterly report on Form 10-Q of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in such Form 10-Q fairly presents, in accordance with United States generally accepted accounting principles, in all material respects, the financial condition and results of operations of the Company.

         IN WITNESS WHEREOF, I have executed this Certification this 12th day of August, 2002.

                                                  /s/ JOHN B. DEVLIN
                                                  -----------------------
                                                  John B. Devlin
                                                  Vice President, Treasurer
                                                  and Chief Financial Officer

                                  CERTIFICATION

         I, Albert A. Canosa, Chief Executive Officer of Raytech Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

         1. The quarterly report on Form 10-Q of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in such Form 10-Q fairly presents, in accordance with United States generally accepted accounting principles, in all material respects, the financial condition and results of operations of the Company.

         IN WITNESS WHEREOF, I have executed this Certification this 12th day of August, 2002.

                                                  /s/ ALBERT A. CANOSA
                                                  -----------------------
                                                  Albert A. Canosa
                                                  President and
                                                  Chief Executive Officer