Form 10-Q
period 2002-09-29
RAYTECH CORP
filed 2002-11-13
CIK 797917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

      For the Quarter Ended September 29, 2002 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________ to __________

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

                                 Yes [X]   No [ ]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X]   No [ ]

As of November 7, 2002, 41,683,554 shares of the Registrant's common stock, par value $1.00, were issued and outstanding. (See Part II, Item 1. Legal Proceedings, Paragraph 3.)

                               RAYTECH CORPORATION
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          at September 29, 2002 (Unaudited) (Successor Company)
          and December 30, 2001 (Successor Company)                          4

          Condensed Unaudited Consolidated Statements of
          Operations for the period July 1, 2002 to
          September 29, 2002 (Successor Company) and for
          the period July 2, 2001 to September 30, 2001
          (Successor Company)                                                6

          Condensed Unaudited Consolidated Statements of
          Operations for the period December 31, 2001 to
          September 29, 2002 (Successor Company), for the period
          April 3, 2001 to September 30, 2001 (Successor Company)
          and for the period January 1, 2001 to April 2, 2001
          (Predecessor Company)                                              7

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the period December 31, 2001 to
          September 29, 2002 (Successor Company), for the period
          April 3, 2001 to September 30, 2001 (Successor Company)
          and for the period January 1, 2001 to April 2, 2001
          (Predecessor Company)                                              8

          Condensed Unaudited Consolidated Statements of
          Changes in Shareholders' Equity for the period
          December 31, 2001 to September 29, 2002 (Successor
          Company), for the period April 3, 2001 to September 30,
          2001 (Successor Company) and for the period January 1,
          2001 to April 2, 2001 (Predecessor Company)                        9

          Notes to Condensed Unaudited Consolidated
          Financial Statements                                              10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     34

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                                 44

Item 4.   Controls and Procedures                                           45

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 46

Item 4.   Submission of Matters to a Vote of Security Holders               48

Item 6.   Exhibits and Reports on Form 8-K                                  49

Signature                                                                   50

Certification of Chief Executive Officer (ss.302)                           51

Certification of Chief Executive Officer (ss.302)                           52

Exhibits                                                                    53

  Exhibit 99(A) Certification Chief Financial Officer (ss.906)              54

  Exhibit 99(B) Certification of Chief Executive Officer (ss.906)           55

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

                                                       Successor Company
                                                       -----------------
                                              September 29, 2002
At                                              (unaudited)       December 30, 2001
                                              ------------------  -----------------
ASSETS
Current assets
  Cash and cash equivalents                   $     18,113        $     14,463
  Restricted cash                                    2,015               5,396
  Trade accounts receivable, less allowance
    of $865 at September 29, 2002 and $729
    at December 30, 2001                            30,652              22,961
  Inventories, net                                  33,372              31,562
  Income taxes receivable                            4,793              37,877
  Other current assets                               7,754               7,048
                                              ------------        ------------
      Total current assets                          96,699             119,307
                                              ------------        ------------

Property, plant and equipment                      127,278             119,678
  Less accumulated depreciation                    (22,228)            (10,386)
                                              ------------        ------------
      Net property, plant and equipment            105,050             109,292
                                              ------------        ------------

Intangible assets, net                              71,122              72,790
Deferred income taxes                               16,623              16,600
Other assets                                         2,585               2,799
                                              ------------        ------------
Total assets                                  $    292,079        $    320,788
                                              ============        ============

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)(cont.)

                                                        Successor Company
                                                        -----------------
                                              September 29, 2002
At                                              (unaudited)       December 30, 2001
                                              ------------------  -----------------
LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt                 $     11,238        $     10,262
                                              ------------        ------------
  Current portion of pension obligation              5,349               7,049
  Accounts payable                                  16,039              13,268
  Accrued liabilities                               24,944              22,694
  Payable to the PI Trust                            4,938              38,022
                                              ------------        ------------
      Total current liabilities                     62,508              91,295
                                              ------------        ------------

Long-term debt                                       6,534               6,820
Pension obligation                                  13,698              15,409
Postretirement benefits other than pensions         13,590              12,876
Deferred payable to the PI Trust                    41,614              41,614
Other long-term liabilities                            983                 987
                                              ------------        ------------
Total liabilities                                  138,927             169,001
                                              ------------        ------------
Minority interest                                    8,653               7,704
                                              ------------        ------------
Commitments and contingencies
                                              ------------        ------------

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preferred stock,
    no par value, 5,000,000
    shares authorized, none
    issued and outstanding                              --                  --
  Common stock, par value $1.00,
    50,000,000 shares authorized,
    41,683,554 issued and outstanding at
    September 29, 2002 and 41,528,520
    issued and outstanding at
    September 30, 2001                              41,683              41,528
Additional paid in capital                         117,152             116,843
Accumulated deficit                                 (6,897)             (5,577)
Accumulated other comprehensive loss                (7,439)             (8,711)
                                              ------------        ------------

      Total shareholders' equity                   144,499             144,083
                                              ------------        ------------
Total liabilities and
  shareholders' equity                        $    292,079        $    320,788
                                              ============        ============

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                      Successor Company
                                                      -----------------
                                              for the Period
                                               July 1, 2002       for the Period
                                                    to            July 2, 2001 to
                                            September 29, 2002  September 30, 2001
                                            ------------------  ------------------
Net Sales                                     $     51,740        $     48,752
Cost of sales                                      (43,542)            (39,388)
                                              ------------        ------------

       Gross profit                                  8,198               9,364

Selling and administrative expenses                 (7,960)             (8,667)
                                              ------------        ------------

       Operating profit (loss)                         238                 697

Interest expense                                      (309)               (302)
Reorganization items                                    --                (399)
Other income, net                                      300                 157
                                              ------------        ------------

Income (loss) before provision for
  environmental claims, income taxes
  and minority interest                                229                 153

Provision for environmental claims                  (5,400)             (1,310)
                                              ------------        ------------

Loss before income taxes
  and minority interest                             (5,171)             (1,157)
Income tax benefit                                   1,916               2,371
                                              ------------        ------------
(Loss) income before minority interest              (3,255)              1,214

Minority interest                                     (173)               (333)
                                              ------------        ------------

Net (loss) income                             $     (3,428)       $        881
                                              ============        ============

Basic (loss) earnings per share               $       (.08)       $        .02
                                              ============        ============

Diluted (loss) earnings per share             $       (.08)       $        .02
                                              ============        ============

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                      Predecessor
                                                                                        Company
                                                      Successor Company               -----------
                                                      -----------------              for the Period
                                             for the period        for the Period      January 1,
                                            December 31, 2001     April 3, 2001 to      2001 to
                                                    to           September 30, 2001   April 2, 2001
                                           September 29, 2002       (See Note B)      (See Note B)
                                           ------------------       ------------      ------------
Net Sales                                     $    159,754        $     99,313        $     55,205
Cost of sales                                     (130,420)            (85,871)            (43,811)
                                              ------------        ------------        ------------

       Gross profit                                 29,334              13,442              11,394

Selling and administrative expenses                (23,734)            (15,666)             (7,742)
                                              ------------        ------------        ------------

       Operating profit (loss)                       5,600              (2,224)              3,652

Interest expense                                      (765)               (612)               (374)
Interest expense - Raymark                              --                  --                 (70)
Reorganization items                                    --                (784)             99,996
Other income, net                                       83                 446                 290
                                              ------------        ------------        ------------

Income (loss) before provision for
  environmental claims, income taxes,
  minority interest and extraordinary
  items                                              4,918              (3,174)            103,494

Provision for environmental claims                  (5,400)             (1,310)                 --
                                              ------------        ------------        ------------

(Loss) income before income taxes,
  minority interest and extraordinary
  items                                               (482)             (4,484)            103,494
Benefit (provision) for income taxes                   111               3,609             (30,846)
                                              ------------        ------------        ------------
(Loss) income before minority interest
  and extraordinary items                             (371)               (875)             72,648

Minority interest                                     (949)               (639)               (314)
                                              ------------        ------------        ------------

(Loss) income before extraordinary items            (1,320)             (1,514)             72,334
                                              ------------        ------------        ------------
Extraordinary items, net of tax of
  $135,977                                              --                  --           6,922,923
                                              ------------        ------------        ------------
Net (loss) income                             $     (1,320)       $     (1,514)       $  6,995,257
                                              ============        ============        ============

Basic (loss) earnings per share               $       (.03)       $       (.04)       $   1,778.88
                                              ============        ============        ============

Diluted (loss) earnings per share             $       (.03)       $       (.04)       $   1,772.62
                                              ============        ============        ============

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Predecessor
                                                                                        Company
                                                  Successor Company                   -----------
                                                  -----------------                      for the
                                             for the Period      for the Period      Period Jan. 1,
                                            December 31, 2001     April 3, 2001         2001 to
                                                   to           to Sept. 30, 2001    April 2, 2001
                                           September 29, 2002     (See Note B)        (See Note B)
                                           ------------------     ------------        ------------
Cash flows from operating activities:

  Net (loss) income                           $     (1,320)       $     (1,514)       $  6,995,257
  Depreciation and amortization                     13,867               8,117               3,382
  Other operating activities                        (2,717)              8,849          (7,001,128)
                                              ------------        ------------        ------------
    Net cash provided by (used in)
      operating activities                           9,830              15,452              (2,489)
                                              ------------        ------------        ------------

Cash flow from investing activities:

  Capital expenditures                              (6,919)             (5,039)             (2,717)
  Proceeds on sales of property,
    plant and equipment                                 58                  71                  10
                                              ------------        ------------        ------------
    Net cash used in investing activities           (6,861)             (4,968)             (2,707)
                                              ------------        ------------        ------------

Cash flow from financing activities:

  Cash overdraft                                        --                  --                (371)
  Net borrowings (payments)
    on short-term notes                                768                (401)              2,113
  Principal payments on long-term debt                (830)               (782)               (482)
  Proceeds from long-term debt                         121                  36                  32
  Net proceeds on borrowings from Raymark               --                  --                (703)
  Proceeds from exercise of stock options              464                  19                  --
                                              ------------        ------------        ------------
    Net cash provided by (used in)
      financing activities                             523              (1,128)                589
                                              ------------        ------------        ------------

Effect of exchange rate changes on cash                158                  55                 (78)

Net change in cash and cash equivalents              3,650               9,411              (4,685)

Cash and cash equivalents at
  beginning of period                               14,463               9,232              13,917
                                              ------------        ------------        ------------
Cash and cash equivalents at end of period    $     18,113        $     18,643        $      9,232
                                              ============        ============        ============

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)
                                   (unaudited)

                                                                                     Treasury
                                                                      Accumulated     Shares
                                        Additional                       Other        At Cost
                            Common       Paid in     Accumulated     Comprehensive  (2,132,059
                             Stock       Capital       Deficit           Loss         Shares)        Total
                             -----       -------       -------           ----         -------        -----
PREDECESSOR COMPANY
Balance,
 December 31, 2000        $     5,651   $    70,631   $(7,049,641)   $    (1,218)   $    (4,561)  $(6,979,138)

Comprehensive income:
  Net income                                            6,995,257                                   6,995,257
  Changes during
    the period                                                              (284)                        (284)
                          -----------   -----------   -----------    -----------    -----------   -----------

Total comprehensive
  income                                                6,995,257           (284)                   6,994,973
Reorganization                 35,870        46,200        54,384          1,502          4,561       142,517

Balance,
 April 2, 2001            $    41,521   $   116,831   $        --    $        --    $        --   $   158,352
                          ===========   ===========   ===========    ===========    ===========   ===========

SUCCESSOR COMPANY

Balance,
  April 2, 2001           $    41,521   $   116,831   $        --    $        --    $        --   $   158,352

Comprehensive loss:
  Net loss                                                 (1,514)                                     (1,514)
  Changes during
    the period                                                            (1,683)                      (1,683)
                          -----------   -----------   -----------    -----------    -----------   -----------

Total comprehensive
  loss                                                     (1,514)        (1,683)                      (3,197)
Stock options exercised
  (6,596 shares)                    7            12                                                        19
                          -----------   -----------   -----------    -----------    -----------   -----------

Balance,
 September 30, 2001       $    41,528   $   116,843   $    (1,514)   $    (1,683)   $        --   $   155,174
                          ===========   ===========   ===========    ===========    ===========   ===========

Balance,
 December 30, 2001        $    41,528   $   116,843   $    (5,577)   $    (8,711)   $        --   $   144,083

Comprehensive loss:
  Net loss                                                 (1,320)                                     (1,320)
  Changes during
    the period                                                             1,272                        1,272
                          -----------   -----------   -----------    -----------    -----------   -----------

Total comprehensive
  loss                                                     (1,320)         1,272                          (48)
Stock options exercised
  (155,034 shares)                155           309                                                       464
Balance,
 September 29, 2002       $    41,683   $   117,152   $    (6,897)   $    (7,439)   $        --   $   144,499
                          ===========   ===========   ===========    ===========    ===========   ===========

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

      On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. All conditions under the confirmation of the Plan were subsequently met, and the Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. The Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash was payable to the allowed claimants and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes resulting from the implementation of the Plan. The shares issued are exempt from registration pursuant to the Bankruptcy Code; however, shares issued to the PI Trust have restrictions on resale as a result of their high percentage of ownership in Raytech. In addition, Raytech had assumed the liability for the Raymark pension plan claim. In September 2002 with the final Court decision denying Raytech's appeal, the Company assumed the administration of the plans. It has been represented to Raytech by the Raymark Trustee that the retiree benefit claim will be retained by Raymark. Settlement of the Raymark claims resulted in cancellation in full of the Raymark debt and accrued interest of $12.0 million and a commitment of Raytech to backstop the Raymark Trustee for professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. At September 29, 2002, the Company has $1 million included in accrued liabilities related to this commitment.

      See Note C - Fresh-Start Reporting.

Note B - Condensed Consolidated Financial Statements

      These condensed unaudited consolidated financial statements (Successor and Predecessor Company) have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech as of September 29, 2002 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature except for those relating to reorganization and fresh- start adjustments (see Note C). The effective date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes, the Company has accounted for the reorganization and fresh-start adjustments on April 2, 2001, which is the first day after the Company's first quarter for fiscal 2001. All financial information prior to that date is presented as pertaining to the Predecessor Company while all information after that date is presented as pertaining to the Successor Company. Consequently, after giving effect to the reorganization and fresh-start adjustments, the financial statements of the Successor Company are not comparable to those of the Predecessor Company. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended December 30, 2001. Interim results are not necessarily indicative of the results for the full year.

      Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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
                                 =========     ==========          =========        =========

                              Adjustments to Record
                   Effectiveness of the Plan of Reorganization
                                 (in thousands)

                                    Predecessor                                   Reorganized
                                   Balance Sheet  Reorganization   Fresh-Start   Balance Sheet
                                   April 2, 2001    Adjustments    Adjustments   April 2, 2001
                                   -------------    -----------    -----------   -------------
LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt       $    12,144   $                $               $ 12,144
  Raymark debt                           10,709       (10,709)(h)                        --
  Current portion of pension
    obligations                             353         8,500 (j)       134 (k)       8,987
  Accounts payable                       14,220         2,500 (a)                    16,720
  Accrued liabilities                    20,501          (275)(i)                    20,226
  Payable to PI Trust                        --        37,877 (c)                    37,877
                                    -----------   -----------      --------        --------
    Total current liabilities            57,927        37,893           134          95,954
                                    -----------   -----------      --------        --------

Liabilities subject to
  compromise                          7,211,433    (7,211,433)(j)                        --
Long-term debt                            8,536                                       8,536
Pension obligations                       1,636        10,000 (j)    (6,916)(k)       4,720
Postretirement benefits
  other than pensions                    13,404                      (1,308)(k)      12,096
Deferred payable to the PI Trust             --        36,636 (c)                    36,636
Other long-term liabilities               7,654                        (312)(f)       7,342
                                    -----------   -----------      --------        --------
Total liabilities                     7,300,590    (7,126,904)       (8,402)        165,284
                                    -----------   -----------      --------        --------

    Total shareholders'
      (deficit) equity               (6,977,707)    7,065,440 (l)    70,619 (m)     158,352
                                    -----------   -----------      --------        --------
Total liabilities and
  shareholders' equity (deficit)    $   322,883   $   (61,464)     $ 62,217        $323,636
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

f) Deferred tax assets and liabilities have been adjusted for the settlement of the liabilities subject to compromise and the recording of deferred taxes relating to the differences in book and tax bases of assets and liabilities after applying fresh start reporting. The Company used a statutory tax rate of approximately 38%, which approximated the Company's historic tax rate.

g) Other intangible assets have been adjusted to reflect their fair values as determined by an independent valuation (see Note I).

h) Raymark debt has been canceled to reflect the resolution of the claims on the Effective Date.

i) Accrued liabilities have been adjusted to reflect the $1 million backstop commitment agreed to as a result of the settlement of the Raymark debt (see Note A), the write- off of accrued interest on the Raymark debt ($2.2 million), and an accrual for bankruptcy-related fees ($.9 million) that were recorded against the Raymark debt in accordance with the previous indemnification between Raymark and the Company prior to the effective date.

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

NOTE D - Extraordinary Items

      As a result of the consummation of the Plan, the Company recognized an extraordinary gain of the debt discharge on April 2, 2001 as follows:

                                                                    Predecessor
                                                                      Company
                                                                   -------------
                                                                   April 2, 2001
                                                                   -------------
Settlement of liabilities subject
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
                                                                    ===========

Note E - Inventories

      Inventories, net consist of the following:

                                                   Successor Company
                                                   -----------------
                                          September 29, 2002   December 30, 2001
                                              (Unaudited)
                                          ------------------   -----------------
Raw material                                  $   10,338           $   10,829
Work in process                                    8,793                7,207
Finished goods                                    14,241               13,526
                                              ----------           ----------

                                              $   33,372           $   31,562
                                              ==========           ==========

Note F - Earnings Per Share

                                                 Successor Company
                                      -----------------------------------------
                                        For the Period         For the Period
                                       July 1, 2002 to        July 2, 2001 to
                                      September 29, 2002     September 30, 2001
                                      ------------------     ------------------
Basic EPS Computation

Numerator:
  Net (loss) income                       $    (3,428)           $       881
                                          ===========            ===========

Denominator:
  Weighted average shares                  41,528,520             41,521,924
  Weighted average stock
    options exercised                         121,703                  6,596
                                          -----------            -----------
  Adjusted weighted average
    shares                                 41,650,223             41,528,520
                                          ===========            ===========

Basic (loss) income per share             $      (.08)           $       .02
                                          ===========            ===========

Diluted EPS Computation

Numerator:
  Net (loss) income                       $    (3,428)           $       881
                                          ===========            ===========

Denominator:
  Weighted average shares                  41,528,520             41,521,924
  Weighted average stock
    options exercised                         121,703                  6,596
                                          -----------            -----------

  Adjusted weighted
    average shares                         41,650,223             41,528,520
                                          ===========            ===========

Diluted (loss) income
  per share                               $      (.08)           $       .02
                                          ===========            ===========

      The potential common shares of 142,052 for the period July 1, 2002 to September 29, 2002 were not included in the computation of diluted earnings per share because of their anti-dilutive effect due to the Company incurring a net loss for the period.

      Options to purchase 394,943 shares of common stock at $4.25 were outstanding during the period from July 2, 2001 to September 30, 2001. In addition, options to purchase 180,059 shares of common stock at $2.75 were outstanding during the period from July 2, 2001 to September 30, 2001. These shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                                                                                    Predecessor
                                                 Successor Company                    Company
                                     ----------------------------------------    ------------------
                                       For the Period        For the Period        For the Period
                                      December 31, 2001     April 3, 2001 to       January 1, 2001
                                      to Sept. 29, 2002      Sept. 30, 2001        to April 2, 2001
                                     ------------------    ------------------    ------------------
Basic EPS Computation

Numerator:
  (Loss) income before
    extraordinary items                 $    (1,320)          $    (1,514)          $   72,334
  Extraordinary items                            --                    --            6,922,923
                                        -----------           -----------           ----------
  Net (loss) income
    (attributable) available
    to common shareholders              $    (1,320)          $    (1,514)          $6,995,257
                                        ===========           ===========           ==========

Denominator:
  Weighted average shares                41,528,520            41,521,924            3,519,313
  Weighted average shares issued
    as a result of reorganization                --                    --              413,072
  Weighted average stock options
    exercised                                51,800                 4,800                   --
                                        -----------           -----------           ----------
  Adjusted weighted average shares       41,580,320            41,526,724            3,932,385
                                        ===========           ===========           ==========

Basic (loss) earnings per share:
  (Loss) income before
    extraordinary items                 $      (.03)          $      (.04)          $    18.39
  Extraordinary items                            --                    --             1,760.49
                                        -----------           -----------           ----------
  Net (loss) income                     $      (.03)          $      (.04)          $ 1,778.88
                                        ===========           ===========           ==========

                                                                                       Predecessor
                                                    Successor Company                    Company
                                        ----------------------------------------    ------------------
                                          For the Period        For the Period        For the Period
                                         December 31, 2001     April 3, 2001 to      January 1, 2001
                                         to Sept. 29, 2002      Sept. 30, 2001       to April 2, 2001
                                        ------------------    ------------------    ------------------
Diluted EPS Computation

Numerator:
  (Loss) income before
    extraordinary items                    $    (1,320)          $    (1,514)          $   72,334
  Extraordinary items                               --                    --            6,922,923
                                           -----------           -----------           ----------
  Net (loss) income (attributable)
    available to common stockholders       $    (1,320)          $    (1,514)          $6,995,257
                                           ===========           ===========           ==========

Denominator:
  Weighted average shares                   41,528,520            41,521,924            3,519,313
  Weighted average shares issued
    as a result of reorganization                   --                    --              413,072
  Weighted average stock
    options exercised                           51,800                 4,800                   --
  Dilutive potential common shares                  --                    --               13,897
                                           -----------           -----------           ----------

  Adjusted weighted average shares
    and equivalents                         41,580,320            41,526,724            3,946,282
                                           ===========           ===========           ==========

Diluted (loss) earnings per share:
  (Loss) income before
     extraordinary items                   $      (.03)          $      (.04)          $    18.33
  Extraordinary items                               --                    --             1,754.29
                                           -----------           -----------           ----------
  Net (loss) income                        $      (.03)          $      (.04)          $ 1,772.62
                                           ===========           ===========           ==========

      The potential common shares of 76,600 for the period of December 31, 2001 to September 29, 2002 were not included in the computation of diluted earnings per share because of their anti-dilutive effect due to the Company incurring a net loss for the period.

      Options to purchase 483,815 and 487,550 shares of common stock at $4.25 were outstanding during the period from April 3, 2001 to September 30, 2001, and January 1, 2001 to April 2, 2001, respectively. In addition, options to purchase 209,927 shares of common stock at $2.75 were outstanding during the period from April 3, 2001 to September 30, 2001. These shares were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares.

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

Information relating to operations by industry segment follows:

OPERATING SEGMENTS

                                                   Successor Company
                                        ----------------------------------------
                                          For the Period        For the Period
                                          July 1, 2002 to       July 2, 2001 to
                                        September 29, 2002    September 30, 2001
                                        ------------------    ------------------
WET FRICTION

Net sales to external
  customers                                $     31,271          $     29,903
Intersegment net sales (1)                        2,343                 2,105
                                           ------------          ------------
Total net sales                            $     33,614          $     32,008
                                           ============          ============

Operating profit (loss) (2)                $        713          $       (709)
                                           ============          ============

AFTERMARKET

Net sales to external
  customers                                $     11,040          $     11,225
Intersegment net sales (1)                            9                     2
                                           ------------          ------------
Total net sales                            $     11,049          $     11,227
                                           ============          ============

Operating profit (2)                       $      1,370          $      1,864
                                           ============          ============

DRY FRICTION

Net sales to external
  customers                                $      9,429          $      7,624
Intersegment net sales (1)                           22                    15
                                           ------------          ------------
Total net sales                            $      9,451          $      7,639
                                           ============          ============

Operating profit (2)                       $        925          $        398
                                           ============          ============

CORPORATE

Operating loss before provision for
  environmental claims (2,3)               $     (2,779)         $     (1,400)
Provision for environmental claims               (5,400)               (1,310)
                                           ------------          ------------

Operating loss (2,3)                       $     (8,179)         $     (2,710)
                                           ============          ============

Total Segments
Net sales to external
  customers                                $     51,740          $     48,752
Intersegment net sales (1)                        2,374                 2,122
                                           ------------          ------------
Total net sales                            $     54,114          $     50,874
                                           ============          ============

Operating loss (2)                         $     (5,171)         $     (1,157)
                                           ============          ============

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

OPERATING SEGMENTS

                                                                             Predecessor
                                          Successor Company                    Company
                               --------------------------------------       -------------
                                For the Period         For the Period       For the Period
                               December 31, 2001      April 3, 2001 to    January 1, 2001 to
                               to Sept, 29, 2002       Sept. 30, 2001       April 2, 2001
                               -----------------       --------------       -------------
WET FRICTION

Net sales to external
  customers                      $     98,190           $     60,814        $     34,073
Intersegment net sales (1)              7,075                  3,806               2,974
                                 ------------           ------------        ------------
Total net sales                  $    105,265           $     64,620        $     37,047
                                 ============           ============        ============

Operating profit (2)             $      4,370           $      1,296        $      1,327
                                 ============           ============        ============

AFTERMARKET

Net sales to external
  customers                      $     35,612           $     23,440        $     13,101
Intersegment net sales (1)                 27                      2                  10
                                 ------------           ------------        ------------
Total net sales                  $     35,639           $     23,442        $     13,111
                                 ============           ============        ============

Operating profit (2)             $      6,196           $      3,847        $      2,109
                                 ============           ============        ============

DRY FRICTION

Net sales to external
  customers                      $     25,952           $     15,059        $      8,031
Intersegment net sales (1)                 89                     36                 116
                                 ------------           ------------        ------------
Total net sales                  $     26,041           $     15,095        $      8,147
                                 ============           ============        ============

Operating profit (2)             $      1,873           $        843        $        754
                                 ============           ============        ============

CORPORATE

Operating (loss) profit before
  provision for environmental
  claims                         $     (7,521)          $     (9,160)       $     99,304
Provision for environmental
  claims                                5,400)                (1,310)                 --
                                 ------------           ------------        ------------

Operating (loss)profit (2,3)     $    (12,921)          $    (10,470)       $     99,304
                                 ============           ============        ============

TOTAL SEGMENTS

Net sales to external
  customers                      $    159,754           $     99,313        $     55,205
Intersegment net sales (1)              7,191                  3,844               3,100
                                 ------------           ------------        ------------
Total net sales                  $    166,945           $    103,157        $     58,305
                                 ============           ============        ============

Operating (loss) profit (2)      $       (482)          $     (4,484)       $    103,494
                                 ============           ============        ============

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

Note H - Income Taxes

      The effective tax rate for the thirty-nine-week period ended September 29, 2002 is a benefit of 23% compared to an effective rate of 217% for the same period in the prior year, excluding the one-day effect in the amount of $29.4 million relating to the Plan of Reorganization on April 2, 2001. The rate for the current period reflects a statutory federal rate adjusted for state and foreign taxes. The rate differs from the 2001 rate by 240 percentage points. In the current period, the tax rate was impacted by a change in the mix of domestic and foreign income and loss and the effect of state taxes. The effective tax rate for the thirteen-week period ended September 29, 2002 is a benefit of 37% compared to a benefit of 205% in the same period in the prior year. The effective rate for the thirty-nine-week period ended September 30, 2001 reflects the Company's anticipated annualized rate and differs from the federal statutory tax rate for several reasons. The Company had profitable operations in certain tax jurisdictions which could not be offset by losses incurred by other operating entities in other tax jurisdictions. Further, certain losses of foreign operations did not provide a tax benefit due to limitations on the realizability of those tax attributes. In addition, there were adjustments made in the current period to properly record tax accruals relating to prior periods. And finally, there was the tax effect of expenses that are not deductible for tax purposes.

      Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement") as modified, all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At December 30, 2001, the Company had tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the net operating losses created by the reorganization, and contributions made to the Raymark pension plan. If Raytech Corporation generates net operating losses in future periods, exclusive of net operating losses attributable to the payments discussed above, those net operating losses will be retained by the Company. The method of allocation in utilizing future net operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets (net of deferred tax liabilities) and a deferred payable to the PI Trust which amounted to $41.6 million at September 29, 2002.

      The Company has filed for and received in 2002 Federal tax refunds of $33.4 million. During the second quarter of 2002, the Agreement was modified to eliminate the holdback provision. As such, and pursuant to the Agreement as modified, Raytech has paid over to the Trust the entire amount of the refunds. Additionally, at September 29, 2002, the Company has a tax receivable in the amount of $4.8 million relating to amounts due from state governments for returns filed in 2002. These refunds when received will be paid to the Trust.

      The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

      The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.0 million at September 29, 2002, if all of APC's earnings were to be distributed through dividends.

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

                                                    Successor Company
                                                    -----------------
                                  September 29, 2002                  December 30, 2001
                                  ------------------                  -----------------
                                Gross                               Gross
                               Carrying        Accumulated         Carrying         Accumulated
                                Amount         Amortization         Amount          Amortization
                                ------         ------------         ------          ------------
Finite life intangible
  assets:
  Unpatented technology      $     16,262      $      2,910       $     16,262      $      1,455
  Distribution base                 5,716               426              5,716               213
                             ------------      ------------       ------------      ------------
    Sub-total                      21,978      $      3,336             21,978      $      1,668
                             ------------      ============       ------------      ============

Indefinite life intangible
  assets:
  Trademarks                       17,713                               17,713
                             ------------                         ------------

Goodwill                           34,767                               34,767
                             ------------                         ------------

Intangible assets, net       $     71,122                         $     72,790
                             ============                         ============

The weighted-average amortization periods for the unpatented technology and the distribution base are 6 and 20 years, respectively. Amortization expense for both the periods from July 1, 2002 to September 29, 2002 and from July 2, 2001 to September 30, 2001 amounted to $556. For the period December 31, 2001 to September 29, 2002 amortization expense amounted to $1,668.

Estimated annual amortization expense is as follows:

      For the year ending:
        2002                 $ 2,224
        2003                   2,224
        2004                   2,224
        2005                   2,224
        2006                   2,224

As required by SFAS No. 142, trademarks and goodwill for the Successor Company will not be amortized but will be reviewed for impairment annually. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. The amount of goodwill has been assigned to each of the Company's segments as follows: $28.9 million for the Wet Friction segment and $5.9 million for the Aftermarket segment. No goodwill has been allocated to the Dry Friction segment. The Company performed its annual impairment review of the trademarks and goodwill in accordance with SFAS 142, as of March 31, 2002. That effort, which was performed with assistance from a third party valuation firm, indicated that no impairment adjustment was necessary. Accordingly, there were no changes in the carrying amount of trademarks or goodwill during the period from December 31, 2001 to September 29, 2002.

      Reported net income presented exclusive of amortization expense (including any related tax effects) recognized in prior periods relating to goodwill of the Predecessor Company would have been:

                                                             Predecessor Company
                                                             -------------------
                                                               For the Period
                                                             January 1, 2001 to
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

      In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. In early 2001, Reliance paid $500,000 to RPC as partial reimbursement for previously incurred defense costs. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. Three additional insurers have been added to the Reliance case as ordered by the District Court. RPC has demanded $15.55 million from the three carriers, none of which have responded as yet. Rather, the parties all have filed various motions which have not yet been heard by the Court. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has prepared a plan for implementation, has begun remediation at the site and is in compliance with the cleanup Order. The Company has revised the costs to complete the project and at September 29, 2002 recorded a charge of $5.4 million, which reflects the anticipated increase in costs. The Company has estimated that the cost to comply with the Order and related fines will be approximately $14.5 million of which $6.2 million has been spent through September 29, 2002. The remaining balance of $8.3 million is included in accrued liabilities. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA. Prior to IDEM's relinquishment of control of the cleanup to the EPA, IDEM and RPC had reached an Agreed Order providing for a risk-based remediation of the contamination different from the EPA's Order. IDEM withdrew from the Agreed Order, which was ruled to be a breach of contract by an Indiana State Superior Court. In July 2002, RPC filed an action against IDEM for damages determined to be the difference between the costs of cleanup under the EPA Order and the IDEM Agreed Order. Various motions have been filed by each party on which the Court has yet to rule. The outcome of this litigation is not known.

      In February 2002, the Committee of Equity Holders filed a motion in the U.S. Bankruptcy Court asking for the distribution of the Company's shares to the general creditors under the Plan of Reorganization to be recalculated, claiming that the equity holders received less than the required percentage of shares. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares, or to retire shares, in the future. This would directly impact the earnings per share calculations of the Company. At a preliminary hearing in April 2002, the Court took the matter under advisement pending submission of position papers by the parties. The Company has filed a motion for summary judgment asking the Court to dismiss the action, and the Committee has filed an objection. It is not known when the Court will rule on the motion.

      The Company is in receipt of a letter from the Michigan Department of Environmental Quality ("MDEQ") alleging responsibility for trichloroethylene ("TCE") contamination at a Ferndale, Michigan, industrial site formerly occupied by Advanced Friction Materials Company ("AFM") from 1974 to 1985. AFM was acquired by the Company in 1998. The Company is cooperating with the MDEQ in evaluating the subsurface of the site to obtain data concerning the alleged contamination. A work plan has been approved by the MDEQ and the testing procedure has begun. Estimated costs of such evaluation should not exceed $15 thousand. The Company's liability at this site is indeterminable at this time.

Note K - Liquidity

      Concurrent with the effective date of the Plan, Raytech settled the Liabilities Subject To Compromise either through the issuance of common stock, payment in cash or the assumption of a liability of $11.2 million for certain Raymark pension plans, among other resolutions. The Company has reached an agreement with the Internal Revenue Service ("IRS") and the Pension Benefit Guaranty Corporation ("PBGC") and has received a funding waiver under Revenue Procedure 94-41. The waiver provides for an extended period of time for funding this pre-2001 amount of $6.5 million while keeping the annual funding going forward on a current basis. In September 2002, a contribution to the Plan was made of $4.9 million satisfying the funding obligation through the 2001 Plan year. The pension plans have a current unfunded liability for pre- 2001 funding of $4.8 million.

      Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At December 30, 2001, the Company had tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the net operating losses created by the reorganization, and contributions made to the Raymark pension plan. If Raytech Corporation generates net operating losses in future periods, exclusive of net operating losses attributable to the payments discussed above, those net operating losses will be retained by the Company. The method of allocation in utilizing future net operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $41.6 million at September 29, 2002.

      The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

      The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company reevaluated the projected cost to complete this project during the third quarter of 2002 and determined that, based on work completed to date, the estimate previously received from its environmental engineering firm was not sufficient to complete the project. The Company has employed a new environmental engineering firm and a new construction company to complete this project. The scope of the cleanup plan has not changed, and the additional charge recorded during the third quarter is expected to be sufficient to complete this project. The Company, at September 29, 2002, recorded a charge of $5.4 million, which reflects the anticipated increase in costs to complete the project. The Company has an accrued liability of $8.3 million at September 29, 2002, which is expected to provide for full remediation and fines in compliance with the Order. It is anticipated that substantially all of these costs will be paid in the next twelve months. The Company paid $4.5 million during the thirty- nine-week period ended September 29, 2002.

      Management believes that existing cash balances, availability under its existing credit facilities and cash flow from operations during 2002 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments.

Note L - Restricted Cash

      Restricted cash relates to the following:

                                     Successor Company
                                     -----------------
                         September 29, 2002       December 30, 2001
                         ------------------       -----------------
Pension escrow              $       --               $    3,000
Letters of credit                1,604                    1,986
Other                              411                      410
                            ----------               ----------

                            $    2,015               $    5,396
                            ==========               ==========

      The letters of credit collateralize certain obligations relating primarily to workers' compensation. The pension escrow account is discussed in Note K - Liquidity.

Note M - Recently Issued Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No.94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 will be effective for the Company for exit or disposal activities that are initiated beginning in fiscal 2003.

      In May 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 145 (SFAS 145) "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Statement rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of the related income tax effect. FAS 145 also amends FAS 13 to require that certain lease modifications having economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 are effective for transactions occurring after May 15, 2002. It is not expected that SFAS 145 will have a material effect on our financial position or results of operations.

Note N - Subsequent Event

      Subsequent to the end of the third quarter, September 29, 2002, two participants in the executive severance program decided to take retirement. The estimated amount of expense associated with the program is $1.5 million and will be recorded in the fourth quarter of 2002.

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

      The Company has determined that the most meaningful presentation of financial information would be to provide comparative analysis of financial performance for the Successor Company for the periods July 1, 2002 through September 29, 2002 and April 1, 2002 through September 29, 2002 compared to the periods July 2, 2001 through September 30, 2001 and April 3, 2001 through September 30, 2001, respectively. Additionally, the period December 31, 2001 through March 31, 2002, Successor Company, has been compared to the period January 1, 2001 through April 1, 2001, Predecessor Company.

      The adjustments relating to the recording of reorganization expenses and other fresh-start adjustments for the one-day period ended April 2, 2001 are detailed in Note C to the Unaudited Condensed Consolidated Financial Statements.

      The Company has elected not to present a comparative analysis for the thirty-nine-week periods ended September 29, 2002 and September 30, 2001, since such information in the prior period would require consolidating statements of the Predecessor Company and the Successor Company. It was determined that the significance of the adjustments relating to the emergence from bankruptcy would render such analysis not meaningful.

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

Results of Operations for the Successor Company for the Thirteen-Week Periods ended September 29, 2002 and September 30, 2001 and Results of Operations for the Successor Company for the Periods April 1, 2002 to September 29, 2002 and April 3, 2001 to September 30, 2001

      Raytech Corporation recorded a net loss of $3.4 million for the thirteen-week period ended September 29, 2002 or $.08 loss per basic share as compared to net income of $.9 million or $.02 per basic share for the thirteen-week period ended September 30, 2001. The change period over period was due to a charge to income for estimated costs associated with an environmental cleanup in Indiana. The details are more fully explained in Litigation Note J and in Liquidity Note
K. The accrual for this liability was increased $5.4 million at September 29, 2002.

Net Sales

      Net sales for the thirteen-week period ended September 29, 2002 were $51.7 million compared to net sales of $48.8 million for the same period in the prior year, an increase of $2.9 million or 5.9%. Net sales for the period April 1, 2002 through September 29, 2002 of $107.0 million compared to $99.3 million for the same period in the prior year, an increase of $7.7 million or 7.8%. The increased sales are explained below as the change relates to the individual segments.

      The Wet friction segment reported sales of $31.3 million for the thirteen-week period ended September 29, 2002 compared to $29.9 million for the same period in the prior year, an increase of $1.4 million or 4.7%. Sales for the period April 1, 2002 to September 29, 2002 were $66.1 million compared to $60.8 million in the same period in the prior year, an increase of $5.3 million or 8.7%. The improved sales for the quarter and the twenty-six-week period reflect the growth in the automotive OEM component of the market, principally through new business in 2002. The automotive component of this segment has benefited from the aggressive sales incentives and low cost financing packages the automotive OEM's have used to stimulate sales. The heavy duty component of this segment reflects lower sales due to lower demand in certain markets and increased competition.

      The Aftermarket segment reported sales of $11.0 million for the thirteen-week period ended September 29, 2002 compared to $11.2 million for the same period in the prior year, reflecting a reduction of $.2 million in sales period-over-period or 1.8%. Sales for the twenty-six week period ended September 29, 2002 were $23.1 million compared to $23.4 million for the same period in the prior year, a reduction of $.3 million or 1.3%. The sales performance reflects the flat demand period-over-period for the aftermarket products. The aftermarket for Raytech's products has been impacted by improved quality of OEM parts and mild winter weather.

      The Dry Friction segment reported sales of $9.4 million for the thirteen-week period ended September 29, 2002 compared to $7.6 million for the same period in the prior year, an increase of $1.8 million or 23.7%. Sales for the period April 1, 2002 through September 29, 2002 were $17.8 million compared to sales of $15.1 million for the same period in the prior year, an increase of $2.7 million or 17.9%. The improved sales reflect the strong sales performance of the operation in China. In June of 2002, the expansion of this facility was completed in order to provide for the needed capacity to serve the Asian and Eastern European markets.

Gross Profit

      Raytech recorded gross profit of $8.2 million for the thirteen-week period ended September 29, 2002, which represents 15.9% of sales for the period as compared to a gross profit of $9.4 million for the same period in the prior year, which represents 19.3% of sales for that period. The reduced gross margin of $1.2 million reflects certain startup costs associated with new sales to the automotive OEM market as well as product mix in the Aftermarket segment. Gross profit for the period April 1, 2002 to September 29, 2002 was $18.8 million, which reflects a percentage of sales for the period of 17.6% compared to a gross margin of $13.4 million for the same period in the prior year, which represents 13.5% of sales for that period. The comparability of gross margins in the twenty-six-week period is difficult due to certain accounting treatments in 2001 which were required as part of fresh-start accounting. Specifically, a $5.9 million adjustment was made to increase inventory to fair market value. This increased inventory value reduced the gross margin in subsequent periods as the inventory was sold in the 2001 period.

Selling, General and Administrative

      The selling, general and administrative (SG&A) expenses for the period July 1, 2002 to September 29, 2002 were $8.0 million or 15.5% of sales for the period compared to $8.7 million for the period July 2, 2001 to September 30, 2001, which represented 17.8% of sales for that period. SG&A for the period April 1, 2002 to September 29, 2002 were $16.1 million, which represents 15.0% of sales for the period compared to $15.7 million for the period April 3, 2001 to September 30, 2001, which represents 15.8% of sales for that period. The significant change for the thirteen-week period ended September 29, 2002 was due to lower legal costs and other cost reduction programs throughout the Company.

Interest Expense

      Interest expense for the period July 1, 2002 to September 29, 2002 of $.3 million is the same as the amount recorded in the same period in the prior year. The interest expense for the period April 1, 2002 to September 29, 2002 of $.5 million compares to $.6 million in the prior year. The interest expense reflects both similar borrowings and interest rates period-over-period.

Operating Profits

      The following discussion of operating results by industry segment relates to information contained in Note G - Segment Reporting to the Unaudited Condensed Consolidated Financial Statements. Operating profit on a segment basis is income before income taxes, minority interest and extraordinary items.

      An operating loss of $5.2 million was recorded for the thirteen-week period ended September 29, 2002 compared to an operating loss of $1.2 million for the period July 2, 2001 to September 30, 2001. Raytech recorded an operating loss of $3.3 million for the period April 1, 2002 to September 29, 2002 compared to an operating loss of $4.5 million for the period April 3, 2001 to September 30, 2001. The operating loss for the thirteen-week period ended September 29, 2002 reflects an addition to the recorded liability and an expense for the period for an environmental remediation project at the Crawfordsville, Indiana, facility. The Company reevaluated the projected cost to complete this project during the third quarter of 2002 and determined that, based on work completed to date, the estimate previously received from its environmental engineering firm was not sufficient to complete the project. The Company has employed a new environmental engineering firm and a new construction company to complete this project. The scope of the cleanup plan has not changed, and the additional charge recorded during the third quarter is expected to be sufficient to complete this project. An additional $5.4 million was charged to expense and added to the accrual, to reflect a change in the estimated cost to complete the remediation project. See Note J - Litigation. The improved operating loss of $1.2 million for the twenty-six week period ended September 29, 2002 reflects the impact of the inventory adjustment detailed in the gross profit analysis above. In addition, operating performance has improved period-over-period. This improvement was negatively affected by the charge of $5.4 million for environmental remediation noted above.

      The Wet Friction segment recorded an operating profit for the thirteen-week period ended September 29, 2002 of $.7 million compared to an operating loss of $.7 million for the period July 2, 2001 through September 30, 2001, an improvement of $1.4 million. The operating profit for the twenty-six-week period April 1, 2002 through September 29, 2002 is $2.8 million compared to an operating profit of $1.3 million, an improvement of $1.5 million period-over-period. The operating profit in the 2002 periods has been improved due to increased sales period-over-period. These improvements have been offset by startup costs associated with a new supply contract and poor performance in the European component of the Wet Friction segment. The European performance in the period July 1, 2002 to September 29, 2002 showed improvement period-over-period due to reduced costs and improved efficiencies at that location.

      The Aftermarket segment recorded operating profit of $1.4 million for the period July 1, 2002 to September 29, 2002 compared to operating profit of $1.9 million for the period July 2, 2001 to September 30, 2002, a decline of $.5 million. The operating profit for the twenty-six-week period April 1, 2002 to September 29, 2002 is $3.6 million compared to an operating profit of $3.8 million for the period April 3, 2001 to September 30, 2001, a decrease of $.2 million. The reduction in operating profit for the thirteen-week period ended September 29, 2002 compared to the same period in the prior year is due to the product mix in sales and lower sales of $.2 million period-over-period; additionally, customer incentives have been increased in 2002. The reduced profit for the twenty-six-week period reflects lower sales and product mix, and the increased sales incentive costs for the period.

      The Dry Friction segment recorded operating profit of $.9 million for the thirteen-week period ended September 29, 2002 compared to $.4 for the thirteen-week period July 1, 2001 through September 30, 2001, an increase of $.5 million. The operating profit for the twenty-six week period April 1, 2002 to September 29, 2002 of $1.1 million compared to an operating profit for the period April 3, 2001 to September 21, 2001 of $.8 million, an increase of $.3 million period-over-period. The operating profit increase in both periods of 2002 over 2001 is due to increased sales through our operation in China and improved operating efficiencies in the European operation.

Income Taxes

      The effective tax rate for the thirty-nine-week period ended September 29, 2002 is a benefit of 23% compared to an effective rate of 217% for the same period in the prior year, excluding the one-day effect in the amount of $29.4 million relating to the Plan of Reorganization on April 2, 2001. The rate for the current period reflects a statutory federal rate adjusted for state and foreign taxes. The rate differs from the 2001 rate by 240 percentage points. In the current period, the tax rate was impacted by a change in the mix of domestic and foreign income and loss and the effect of state taxes. The effective tax rate for the thirteen-week period ended September 29, 2002 is a benefit of 37% compared to a benefit of 205% in the same period in the prior year. The effective rate for the thirty-nine-week period ended September 30, 2001 reflects the Company's anticipated annualized rate and differs from the federal statutory tax rate for several reasons. The Company had profitable operations in certain tax jurisdictions which could not be offset by losses incurred by other operating entities in other tax jurisdictions. Further, certain losses of foreign operations did not provide a tax benefit due to limitations on the realizability of those tax attributes. In addition, there were adjustments made in the current period to properly record tax accruals relating to prior periods. And finally, there was the tax effect of expenses that are not deductible for tax purposes.

      Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement") as modified, all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At December 30, 2001, the Company had tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the net operating losses created by the reorganization, and contributions made to the Raymark pension plan. If Raytech Corporation generates net operating losses in future periods, exclusive of net operating losses attributable to the payments discussed above, those net operating losses will be retained by the Company. The method of allocation in utilizing future net operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets (net of deferred tax liabilities) and a deferred payable to the PI Trust which amounted to $41.6 million at September 29, 2002.

      The Company has filed for and received in 2002 Federal tax refunds of $33.4 million. During the second quarter of 2002, the Agreement was modified to eliminate the holdback provision. As such, and pursuant to the Agreement as modified, Raytech has paid over to the Trust the entire amount of the refunds. Additionally, at September 29, 2002, the Company has a tax receivable in the amount of $4.8 million relating to amounts due from state governments for returns filed in 2002. These refunds when received will be paid to the Trust.

      The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

      The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.0 million at September 29, 2002, if all of APC's earnings were to be distributed through dividends.

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

Gross Profit

      The Company recorded gross profit of $10.5 million for the thirteen-week period ended March 31, 2002 on sales of $52.7 million yielding a gross margin percentage of 20.0%. This compares to a gross profit of $11.4 million for the same period in the prior year on sales of $55.2 million, a gross profit margin of 20.6%. The gross profit in 2002 was reduced by $1.1 million due to increased depreciation and amortization as a result of the application of fresh-start accounting post first quarter of 2001. The impact of the increased amortization and depreciation was a reduction in the gross profit margin of 2.1%. On a comparable basis, the gross margin has increased period-over-period 1.5 percentage points due to cost reduction programs instituted throughout 2001 and the first quarter of 2002.

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

Income Taxes

      The effective tax rate for the thirteen-week period ended March 31, 2002 was 38.5% compared to an effective rate of 42% for the same period in the prior year. The rate for the current period reflects a statutory federal rate adjusted for state and foreign taxes. The rate differs from the 2001 rate by 3.5 percentage points caused primarily by certain adjustments in the prior period related to the bankruptcy process.

Outlook

      The Company's Wet Friction segment expects sales to improve for 2002 as compared to the results recorded in 2001 by an estimated 3%. The increase reflects the continued slow growth in the automotive original equipment market for Raytech related products as the automotive industry continues to outperform the general economy. Our customers in the automotive OEM are expected to continue to face competitive pressure from foreign competition from both Europe and Asia, which will provide increased pressure on the supplier base for continued cost reduction. The heavy duty component of the Wet Friction segment is expected to remain constant for the remainder of 2002. The markets served by this component of the Wet Friction segment, mainly construction, mining and agriculture, are expected to remain flat for the remainder of 2002.

      The Aftermarket segment is expected to decline compared to 2001 by 6%. The slow economy in the United States is expected to continue to negatively impact this segment. Additionally, the continued improved quality of the original equipment manufacturers has pushed out the need for replacement parts. This trend is expected to continue in 2002, reducing the opportunity for increased sales. This segment continues to explore opportunities to expand its product offerings in the transmission aftermarket and will continue to explore opportunities in the upcoming year.

      The Dry Friction segment is expected to increase revenues in 2002 over 2001 results by 17%. The development of new market opportunities in Asia is expected to continue through the expansion of our production facility in China, which was completed in June 2002. In 2001, this facility improved revenues substantially over 2000 results and is expected to continue the positive performance for the reminder of 2002. The European revenues are expected to increase in 2002 due to modest growth in the overall European economy.

      Raytech formed an expansion committee in 2001 consisting of key employees within the Company and skilled consultants from outside the Company. The expansion committee is reviewing existing business in the vehicular market, new product development in the vehicular markets and new product development in non-vehicular markets.

      The Company's outlook for 2002 anticipates total revenues to exceed 2001 levels by 3% with improved operating profits reflective of the increased sales. There are many events which could negatively impact the Company's current view, including the impact of the economy worsening in the United States and around the world.

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

Liquidity and Capital Resources

      The Company's cash and cash equivalents totaled $18.1 million at September 29, 2002 compared to $14.5 million at December 30, 2001. Capital investment for the thirty-nine week period totaled $6.9 million. The level of capital investment is consistent with planned expenditures.

      The debt at September 29, 2002 consists of the following:

                                     Current      Non-Current       Total
                                     -------      -----------       -----
      Domestic bank debt             $  7,890       $ 2,000        $ 9,890
      Foreign bank debt                 3,214         4,369          7,583
      Leases                              134           165            299
                                     --------       -------        -------
      Total outstanding debt         $ 11,238       $ 6,534        $17,772
                                     ========       =======        =======

      Available lines of credit:
      Domestic                       $  8,800
      Foreign                           3,634
                                     --------
      Total available                $ 12,434
                                     ========

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

Future Liquidity

      Concurrent with the effective date of the Plan, Raytech settled the Liabilities Subject To Compromise either through the issuance of common stock, payment in cash or the assumption of a liability of $11.2 million for certain Raymark pension plans, among other resolutions. The Company has reached an agreement with the Internal Revenue Service ("IRS") and the Pension Benefit Guaranty Corporation ("PBGC") and has received a funding waiver under Revenue Procedure 94-41. The waiver provides for an extended period of time for funding this pre-2001 amount of $6.5 million while keeping the annual funding going forward on a current basis. In September 2002, a contribution to the Plan was made of $4.9 million satisfying the funding obligation through the 2001 Plan year. The pension plans have a current unfunded liability for pre-2001 funding of $4.8 million.

      Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At December 30, 2001, the Company had tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the net operating losses created by the reorganization, and contributions made to the Raymark pension plan. If Raytech Corporation generates net operating losses in future periods, exclusive of net operating losses attributable to the payments discussed above, those net operating losses will be retained by the Company. The method of allocation in utilizing future net operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $41.6 million at September 29, 2002.

      The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

      The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company reevaluated the projected cost to complete this project during the third quarter of 2002 and determined that, based on work completed to date, the estimate previously received from its environmental engineering firm was not sufficient to complete the project. The Company has employed a new environmental engineering firm and a new construction company to complete this project. The scope of the cleanup plan has not changed, and the additional charge recorded during the third quarter is expected to be sufficient to complete this project. The Company, at September 29, 2002, recorded a charge of $5.4 million, which reflects the anticipated increase in costs to complete the project. The Company has an accrued liability of $8.3 million at September 29, 2002, which is expected to provide for full remediation and fines in compliance with the Order. It is anticipated that substantially all of these costs will be paid in the next twelve months. The Company paid $4.5 million during the thirty- nine-week period ended September 29, 2002.

      Management believes that existing cash balances, availability under its existing credit facilities and cash flow from operations during 2002 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments.

Recently Issued Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No.94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 will be effective for the Company for exit or disposal activities that are initiated beginning in fiscal 2003.

      In May 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 145 (SFAS 145) "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Statement rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of the related income tax effect. FAS 145 also amends FAS 13 to require that certain lease modifications having economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 are effective for transactions occurring after May 15, 2002. It is not expected that SFAS 145 will have a material effect on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Item 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Company's President and Chief Executive Officer and Vice President, Treasurer, and Chief Financial Officer, have conducted an evaluation within the past 90 days of the effectiveness of disclosure controls and procedures pursuant to Exchange Act rule 13a-14. Based on that evaluation, the President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective, in all material respects, in ensuring that all material information required to be filed in this quarterly report has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that management, including the President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, carried out its last evaluation. During the evaluation, no significant deficiencies or material weaknesses were identified.

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

      In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. In early 2001, Reliance paid $500,000 to RPC as partial reimbursement for previously incurred defense costs. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. Three additional insurers have been added to the Reliance case as ordered by the District Court. RPC has demanded $15.55 million from the three carriers, none of which have responded as yet. Rather, the parties all have filed various motions which have not yet been heard by the Court. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has prepared a plan for implementation, has begun remediation at the site and is in compliance with the cleanup Order. The Company has now quantified the costs to complete the project and at September 29, 2002 recorded a charge of $5.4 million, which reflects the anticipated increase in costs. The Company has estimated that the cost to comply with the Order and related fines will be approximately $14.5 million of which $6.2 million has been spent through September 29, 2002. The remaining balance of $8.3 million is included in accrued liabilities. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA. Prior to IDEM's relinquishment of control of the cleanup to the EPA, IDEM and RPC had reached an Agreed Order providing for a risk-based remediation of the contamination different from the EPA's Order. IDEM withdrew from the Agreed Order, which was ruled to be a breach of contract by an Indiana State Superior Court. In July 2002, RPC filed an action against IDEM for damages determined to be the difference between the costs of cleanup under the EPA Order and the IDEM Agreed Order. Various motions have been filed by each party on which the Court has yet to rule. The outcome of this litigation is not known.

      In February 2002, the Committee of Equity Holders filed a motion in the U.S. Bankruptcy Court asking for the distribution of the Company's shares to the general creditors under the Plan of Reorganization to be recalculated, claiming that the equity holders received less than the required percentage of shares. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares, or to retire shares, in the future. This would directly impact the earnings per share calculations of the Company. At a preliminary hearing in April 2002, the Court took the matter under advisement pending submission of position papers by the parties. The Company has filed a motion for summary judgment asking the Court to dismiss the action, and the Committee has filed an objection. It is not known when the Court will rule on the motion.

      The Company is in receipt of a letter from the Michigan Department of Environmental Quality ("MDEQ") alleging responsibility for trichloroethylene ("TCE") contamination at a Ferndale, Michigan, industrial site formerly occupied by Advanced Friction Materials Company ("AFM") from 1974 to 1985. AFM was acquired by the Company in 1998. The Company is cooperating with the MDEQ in evaluating the subsurface of the site to obtain data concerning the alleged contamination. A work plan has been approved by the MDEQ and the testing procedure has begun. Estimated costs of such evaluation should not exceed $15 thousand. The Company's liability at this site is indeterminable at this time.

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Shareholders' Meeting of Raytech was held September 26, 2002. The matters submitted to stockholder vote and the vote count on the matters was as follows:

      1. Proposal to elect eight Directors for one-year terms and until their respective successors are elected.

                                                      For             Withheld
      Albert A. Canosa                             38,100,560            24,460
                                                   ----------        ----------
      Robert F. Carter                             38,106,507            18,513
                                                   ----------        ----------
      Archie R. Dykes                              38,106,507            18,513
                                                   ----------        ----------
      David N. Forman                              38,106,501            18,519
                                                   ----------        ----------
      John H. Laeri                                38,106,507            18,513
                                                   ----------        ----------
      Stanley J. Levy                              38,106,501            18,519
                                                   ----------        ----------
      Richard A. Lippe                             38,106,501            18,519
                                                   ----------        ----------
      Gene Locks                                   38,106,507            18,513
                                                   ----------        ----------

      2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for 2002:

       For 37,874,327           Against 211,956         Abstain  5,319
           ----------                   -------                  -----

      3.    Proposal to approve the adoption of the 2002 Incentive Compensation
            Plan.

       For 37,253,403           Against  277,232        Abstain  31,407
           ----------                    -------                 ------

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

      Pursuant to the vote of shareholders, proposal 1, 2 and 3 were adopted and effective on September 26, 2002.

      The Director whose term of office as Director continued (for an additional two years) after the Annual Shareholders' Meeting includes:

                                Kevin S. Flannery

Item 6. Exhibits and Reports on Form 8-K

      (a)   The following exhibits are filed as part of this report.

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

                                      RAYTECH CORPORATION

                                  By: /s/JOHN B. DEVLIN
                                      ------------------------
                                      John B. Devlin
                                      Vice President, Treasurer
                                      and Chief Financial Officer

Date: November 13, 2002

                CERTIFICATION OF CHIEF FINANCIAL OFFICER (SS.302)

I, John B. Devlin, Chief Financial Officer of Raytech Corporation (the "Issuer"), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, do hereby certify for purposes of the third quarter Form 10-Q Report ("Report") as follows:

(1)   I have reviewed the Report.

(2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading.

(3) Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, and results of operations of the Issuer as of, and for, the periods presented in the Report.

(4)   The Issuer's other certifying officers and I:

      (A)   are responsible for establishing and maintaining internal controls;
      (B) have designed such internal controls and procedures to ensure that material information relating to the Issuer, and its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic Report is being prepared;
      (C) have evaluated the effectiveness of the Issuer's internal controls as of a date within 90 days prior to the Report; and
      (D) have presented in the Report our conclusions about the effectiveness of the internal controls based on our evaluation as of that date.

(5) The Issuer's other certifying officers and I have disclosed to the Issuer's auditors and the audit committee of the Issuer's Board of Directors (or persons performing the equivalent function):

      (A) all significant deficiencies in the design or operation of internal controls which could adversely affect the Issuer's ability to record, process, summarize and report financial data and have identified for the Issuer's auditors any material weaknesses in internal controls; and
      (B) any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer's internal controls; and

6. The Issuer's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, I have executed this Certification this 13th day of November, 2002.

                                                     /s/JOHN B. DEVLIN
                                                     ---------------------------
                                                     John B. Devlin
                                                     Vice President, Treasurer
                                                     and Chief Financial Officer

                CERTIFICATION OF CHIEF EXECUTIVE OFFICER (SS.302)

I, Albert A. Canosa, President and Chief Executive Officer of Raytech Corporation (the "Issuer"), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, do hereby certify for purposes of the third quarter Form 10-Q Report ("Report") as follows:

(1)   I have reviewed the Report.

(2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading.

(3) Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, and results of operations of the Issuer as of, and for, the periods presented in the Report.

(4)   The Issuer's other certifying officers and I:

      (A)   are responsible for establishing and maintaining internal controls;
      (B) have designed such internal controls and procedures to ensure that material information relating to the Issuer, and its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic Report is being prepared;
      (C) have evaluated the effectiveness of the Issuer's internal controls as of a date within 90 days prior to the Report; and
      (D) have presented in the Report our conclusions about the effectiveness of the internal controls based on our evaluation as of that date.

(5) The Issuer's other certifying officers and I have disclosed to the Issuer's auditors and the audit committee of the Issuer's Board of Directors (or persons performing the equivalent function):

      (A) all significant deficiencies in the design or operation of internal controls which could adversely affect the Issuer's ability to record, process, summarize and report financial data and have identified for the Issuer's auditors any material weaknesses in internal controls; and
      (B) any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer's internal controls; and

6. The Issuer's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, I have executed this Certification this 13th day of November, 2002.

                                                         /s/ALBERT A. CANOSA
                                                         -----------------------
                                                         Albert A. Canosa
                                                         President and
                                                         Chief Executive Officer

                                    EXHIBITS

      Exhibit 99(A) Certification of Chief Financial Officer (ss.906)

      Exhibit 99(B) Certification of Chief Executive Officer (ss.906)