Form 10-K
period 2002-12-29
RAYTECH CORP
filed 2003-03-31
CIK 797917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the Fiscal Year ended December 29, 2002 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         Commission File Number 1-9298

                               RAYTECH CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                          06-1182033
-------------------------------                        ------------------
(State or Other Jurisdiction of               (I.R.S. Employer Incorporation or
                                                         Organization)
                                                      Identification No.)

   Suite 295, Four Corporate Drive
        Shelton, Connecticut                                  06484
---------------------------------------                     ----------
(Address of Principal Executive Office)                     (Zip Code)

                                 (203) 925-8023
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
     Title of Each Class                                 On Which Registered
     -------------------                                ---------------------
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

                                 Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X]     No [ ]

As of March 20, 2003, 41,701,554 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of these shares on the New York Stock Exchange) on such date held by non-affiliates was approximately $49.9 million.

Documents incorporated by reference: None

                          INDEX TO RAYTECH CORPORATION
                                 2002 FORM 10-K

                                     PART I.

                                                                                Page
                                                                                ----
Item 1.  Business

                (a)  Overview ............................................        4

                (b)  Financial Information About Industry Segments .......        4

                (c)  Narrative Description of Business ...................        4

                         Introduction ....................................        4

                         Sales Methods ...................................        5

                         Raw Material Availability .......................        5

                         Patents and Trademarks ..........................        6

                         Competition, Significant Customers and Backlog ..        6

                         Employees .......................................        7

                         Capital Expenditures ............................        7

                         Research and Development ........................        7

                         Environmental Matters ...........................        7

                (d)  Financial Information About Foreign Operations ......        8

Item 2.  Properties ......................................................        9

Item 3.  Legal Proceedings ...............................................       10

Item 4.  Submission of Matters to a Vote of Security Holders..............       11

                                    PART II.

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters .....................................       12

Item 6.  Selected Financial Data .........................................       13

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................       15

Item 7a. Quantitative and Qualitative Disclosures About
         Market Risk .....................................................       36

                                                                                Page
                                                                                ----
Item 8.  Financial Statements and Supplementary Data .....................       37

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure .............................       92

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant .............       93

Item 11.  Executive Compensation .........................................       96

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management and Related Stockholder Matters...........      101

Item 13.  Certain Relationships and Related Transactions .................      102

Item 14.  Controls and Procedures ........................................      102

                                    PART IV.

Item 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ............................................      102

          (a)(1)  Financial Statements ...................................      102

          (a)(2)  Financial Statement Schedules ..........................      103

          (a)(3)  Exhibits ...............................................      103

          (b)     Reports on Form 8-K ....................................      103

          (c)     Index of Exhibits.......................................      103

          (d)     Index to Consolidated Financial Statements
                  and Financial Statement Schedules (reference).                105

Signatures ...............................................................      106

Certifications ...........................................................      109

Item 1.  Business

    (a)  Overview

         Raytech Corporation ("Raytech" or the "Company") was incorporated in June 1986 in Delaware and held as a subsidiary of Raymark Corporation ("Raymark"). In October 1986, Raytech became the publicly traded (NYSE) holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders whereby each share of common stock of Raymark was automatically converted into a share of Raytech common stock. In May 1988, Raytech divested all of the Raymark stock. In accordance with the restructuring plan, Raytech, through its subsidiaries, purchased certain non-asbestos businesses of Raymark. Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in numerous asbestos-related lawsuits as a successor in liability to Raymark. In order to stay the asbestos-related litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. In April 2001, the Company emerged from protection of the Bankruptcy Court under Chapter 11 of Title 11, United States Code. The bankruptcy was predicated on certain asbestos personal injury claims and certain environmental claims which were discharged at the reorganization date.

    (b)  Financial Information About Industry Segments

         The sales, gross profit, operating profit (loss) and other financial information pertaining to the operation of the business segments is contained in Note F Segment Reporting in the notes to the consolidated financial statements of Raytech Corporation. The reporting reflects the pre-emergence from bankruptcy (Predecessor Company) and post emergence from bankruptcy (Successor Company) financial information.

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

         The Dry Friction operations produce engineered friction products, which are not used in an oil immersed environment, primarily used in original equipment automobile and truck manual transmissions. The clutch facings produced by this segment are marketed to companies who assemble the manual transmission systems used in automobiles and trucks.

         The Aftermarket segment produces specialty engineered products used for wet friction applications, primarily for automobile and light truck transmissions. In addition to these products, this segment markets transmission filters and other transmission related components. The focus of this segment is marketing to warehouse distributors and certain retail operations in the automotive aftermarket.

         The percentage of net sales for each segment of the consolidated net sales over the past three years is as follows:

                                        Successor Company                 Predecessor Company
                                ----------------------------------     --------------------------
                                                  For the Period       For the Period      For the
                                For the Year      April 3, 2001 to     January 1, 2001    Year Ended
                                 Ended 2002      December 30, 2001     to April 2, 2001      2000
Wet Friction operations             61%                61%                    62%             64%
Dry Friction operations             17%                15%                    14%             12%
Aftermarket operations              22%                24%                    24%             24%

Additional segment information is contained in the Management's Discussion and Analysis section and in Note F in the notes to the consolidated financial statements.

         Sales Methods

         The Wet Friction operations, predominantly a domestic operation, serve the on-highway and off-highway vehicular markets through sale of its products to OEM's of heavy duty trucks, buses, automobiles, construction and mining equipment and agricultural machinery, and through distributors supplying components and replacement parts for these vehicles. Sales to certain vehicular markets in the Wet Friction operation are made through a wholly-owned distributor in the Aftermarket segment.

         The Aftermarket, predominantly a domestic operation, sells its products primarily to equipment distributors and in certain instances directly to retail outlets.

         The Dry Friction operation sells dry friction facings to clutch assemblers who in turn supply the OEM and aftermarket in Europe and the Far East.

         Sales are made in all segments by Company sales representatives. Sales are made under standard sales contracts for all or a portion of a customer's products over a period of time or on an open order basis.

         Raytech's products are sold around the world, through export from its U.S. plants, through its wholly-owned subsidiaries in Germany, the United Kingdom and China, and through distributors.

         Raw Material Availability

         The principal raw materials used in the manufacture of energy absorption and transmission products include cold-rolled steel, metal powders, synthetic resins, plastics and synthetic and natural fibers. All of these materials are readily available from a number of competitive suppliers.

         Patents and Trademarks

         Raytech owns a number of patents, both foreign and domestic. Such patents expire between 2003 and 2018. In the opinion of management, the business is not dependent upon the protection of any of its patents or licenses and would not be materially affected by the expiration of any of such patents and licenses.

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

         Domestic sales as a percentage of total Raytech sales to two customers are as follows:

                                        Successor Company                  Predecessor Company
                                ----------------------------------     -----------------------------
                                                  For the Period       For the Period      For the
                                For the Year      April 3, 2001 to     January 1, 2001    Year Ended
                                 Ended 2002      December 30, 2001     to April 2, 2001      2000
                                 ----------      -----------------     ----------------      ----
Caterpillar                         10.9%               14.3%                13.2%          13.0%

DaimlerChrysler                     13.9%               14.0%                13.8%          15.4%

         In the wet friction original equipment automotive automatic transmission parts sector, there are approximately four competitors, including one foreign company, utilizing price, service and product performance to attempt to gain market share. Though not the largest company competing in this market, Raytech is highly competitive due to cost efficient plants, dedicated and skilled employees and products that are high in quality and reliability. The original equipment heavy-duty, off-highway vehicle sector is highly competitive with approximately three companies vying for the business, including two foreign companies, and approximately three competitors for the oil-immersed friction plate sector. Raytech competes in these markets using its integrated, cost efficient operations and its high quality products and service. Sales backlog for the Wet Friction segment at the end of 2002, 2001, and 2000 was approximately $79 million, $70 million, and $72 million, respectively. It is anticipated that current backlog will be filled in 2003.

         In the Dry Friction segment, the European markets in which the Company participates are competitive with approximately two competitors in the passenger car clutch sector. Raytech entered the Asian market with manufacturing that began in China in 1998. The Asian markets are competitive with several Chinese and other Asian-based manufacturers competing for the business. Sales backlog at the end of 2002, 2001, and 2000 was approximately $3.5 million, $2.7 million, and $.7 million, respectively. It is anticipated that current backlog will be filled in 2003.

         In the Aftermarket segment, the domestic automotive, automatic transmission sector has approximately five competitors. Here, Raytech believes that some of its competitors have a broader product line and greater financial resources, but the Company is able to compete due to customer acceptance of both its high quality and low cost product lines. The transmission filter business is competitive with approximately five competitors. Sales backlog at the end of 2002, 2001, and 2000 was approximately $2 million, $2 million, and $6 million, respectively. It is anticipated that current backlog will be filled in 2003.

         Competition in all markets served by Raytech is based on product quality, service and price. On such basis, Raytech believes that it is competitive in all markets in which it is engaged.

         Employees

         At December 29, 2002, Raytech employed 1,593 employees, compared with 1,531 employees at the end of 2001. Raytech has agreements with labor unions relating to wages, hours, fringe benefits and other conditions of employment which cover most of its production employees. The term of the labor contract at Raybestos Products Company in Crawfordsville, Indiana, is due to expire in May 2006. The term of the labor contract at Automotive Composites Company in Sterling Heights, Michigan, is due to expire in October 2004.

         Capital Expenditures

         Capital expenditures were $9.6 million for 2002 (Successor Company), $7.5 million for the period April 3, 2001 to December 30, 2001 (Successor Company), $2.7 million for the period January 1, 2001 to April 2, 2001 (Predecessor Company), and $13.5 million for 2000 (Predecessor Company). Capital expenditures for 2003 are projected at $12.2 million.

         Research and Development

         Research and development costs for the Successor Company for 2002 were approximately $7.3 million, $5.3 million for the period April 3, 2001 to December 30, 2001 and for the Predecessor Company $1.7 million for the period January 1, 2001 to April 2, 2001 and $6.8 million in 2000. Separate research and development facilities are maintained at appropriate manufacturing plants for the purpose of developing new products, improving existing production techniques, supplying technical service to the business units and customers, and discovering new applications for existing products. Research and development costs for 2003 are projected at $ 8.0 million.

         Environmental Matters

         Various federal, state and local laws and regulations related to the discharge of potentially hazardous materials into the environment, and the occupational exposure of employees to airborne particles, gases and noise have applied to and will continue to apply to the Registrant's operations, both directly and indirectly, in the future. Environmental requirements are taken into consideration in the Company's operations. Pollution and hazardous waste controls are continually being upgraded at the existing manufacturing facilities to help to ensure environmental compliance. Expenditures for upgrading of pollution and hazardous waste controls for environmental compliance, including capital expenditures, are projected to be $.8 million for 2003. In addition, the Company has been engaged in an environmental investigation and remediation project pursuant to a Federal Order issued by the U.S. Environmental Protection Agency (EPA) near its manufacturing facility in Crawfordsville, Indiana. The Company has an accrued liability of $7.0 million at December 29, 2002 for estimated environmental investigation and remediation costs for this project that might be incurred during 2003 and which management expects should be sufficient to meet all Company cleanup obligations regarding the project. See Note E to the Consolidated Financial Statements for more details. Because environmental regulations are constantly being revised and are subject to differing interpretations by regulatory agencies, Raytech is unable to predict the long-range cost of compliance with environmental laws and regulations.

    (d)  Financial Information about Foreign Operations

         Financial information about the foreign operations of Raytech for the Successor Company for the year ended December 29, 2002, the period April 3, 2001 to December 30, 2001 and for the Predecessor Company for the period January 1, 2001 to April 2, 2001 and the year ended December 31, 2000 is set forth in Note F to the Consolidated Financial Statements, included herein.

Item 2.  Properties

         Raytech, through its three operating segments, has plants as follows:

         The Wet Friction operations have a Crawfordsville, Indiana, facility that is owned and consists of approximately 461,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Sterling Heights, Michigan, facility is owned and consists of approximately 111,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the productive capacity to meet reasonably anticipated demand of products. The Liverpool, England, facility is leased and consists of 52,000 square feet of office, production, research and warehousing space. Wet friction also leases sales office space in Leverkusen, Germany and Peoria, Illinois, and leases an administrative office in Indianapolis, Indiana.

         The Dry Friction operations have a Morbach, Germany, plant that is owned and consists of 108,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the production capacity to meet reasonably anticipated demand of products. The Suzhou, China, facility is owned and consists of 52,000 square feet of office, production, research and warehousing space that is suitable and adequate to provide the production capacity to meet reasonably anticipated demand of products.

         The Aftermarket operations have two facilities in Sullivan, Indiana, that are owned and consist of 130,000 and 37,500 square feet of office and warehousing space that is suitable and adequate to provide the capacity to meet anticipated demand of products. The capacity is underutilized, leaving space for future demand. A separate Crawfordsville, Indiana, facility is owned and consists of approximately 41,000 square feet, which is currently being evaluated for alternative uses. Aftermarket also leases sales office space in Floral Park, New York.

         Raytech also leases office space in Shelton, Connecticut, for its headquarters staff.

         Raytech believes that its properties are substantially suitable and adequate for its purposes.

Item 3.  Legal Proceedings

         The Company is subject to certain legal matters that have arisen in the ordinary course of business, and management does not expect them to have a material adverse effect. In addition, the Company is involved in the following litigation.

         In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. Three additional insurers have been added to the Reliance case as ordered by the District Court. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has prepared a plan for implementation and is in compliance with the cleanup Order. The Company has estimated that the cost to comply with the Order will be approximately $14.3 million of which $7.3 million has been spent through December 29, 2002. The remaining balance of $7.0 million is included in accrued liabilities. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA.

         Prior to IDEM's relinquishment of control of the cleanup to the EPA, IDEM and RPC had reached an Agreed Order providing for a risk-based remediation of the contamination different from the EPA's Order. IDEM withdrew from the Agreed Order, which was ruled to be a breach of contract by an Indiana State Superior Court. In July 2002, RPC filed an action against IDEM for damages based on the difference between the costs of cleanup under the EPA Order and the IDEM Agreed Order. The outcome of this litigation is not known.

         In February 2002, lawyers claiming to represent the Committee of Equity Holders filed a motion in U.S. Bankruptcy Court to compel Raytech to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in Raytech or their successors or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares to the original shareholder group, or to retire shares held by the general unsecured creditor shareholder group. This might directly impact the earnings per share calculations of the Company. The Company has filed a motion for summary judgment asking the Court to dismiss the action.

         On January 8, 2002, the Michigan Department of Environmental Quality ("MDEQ") sent a letter to the Company alleging Company responsibility for trichloroethylene ("TCE") contamination at a Ferndale, Michigan, industrial site leased and occupied by Advanced Friction Materials Company ("AFM") from approximately 1974 to 1985. AFM was acquired by the Company in 1998. The

Company is cooperating with the MDEQ in evaluating the subsurface of the site to obtain data concerning the alleged contamination. The Company's liability at this site is indeterminable at this time.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Article SEVENTH of the Amended Certificate of Incorporation of Raytech Corporation currently provides that the Board of Directors shall consist of not more than nine and not less than three Directors. In February 2003, the Board proposed that this provision of Article SEVENTH be revised to state that the entire Board of Directors shall consist of not more than eleven and not less than three directors, as such number may be fixed by the Board of Directors from time to time. The Raytech Corporation Asbestos Personal Injury Settlement Trust, which beneficially owns approximately 83% of the outstanding shares of Common Stock of Raytech Corporation, has given its consent to this Amendment. In March 2003, Raytech Corporation mailed its Schedule 14C Information Statement to its shareholders. This Amendment to the Amended Certificate of Incorporation of Raytech Corporation will be filed with the State of Delaware and will become effective on or about April 15, 2003.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Registrant's (Raytech) common stock is traded on the New York Stock Exchange under the trading symbol RAY. As of March 20, 2003, there were 1,535 holders of record of the Registrant's common stock.

         Information regarding the quarterly high and low sales prices for 2002 and 2001 and information with respect to dividends is set forth in Note P of the Consolidated Financial Statements, Part II, Item 8 hereof.

Item 6.  Selected Financial Data

Consolidated Five-Year Financial Summary

         Selected historical consolidated financial data is presented for the five fiscal years ended December 29, 2002. The information is separated between Predecessor Company, pre-emergence from bankruptcy, and Successor Company, post-emergence from bankruptcy. As a result of reorganization and fresh-start adjustments recorded in conjunction with the Company's emergence from bankruptcy, the financial data of the Successor Company is not comparable to that of the Predecessor Company.

FIVE-YEAR REVIEW OF OPERATIONS
(in thousands, except per share data)

---------------------------------------------------------------------------------------------------------------------------------
                                               Successor Company                         Predecessor Company
                                           --------------------------------------------------------------------------------------
                                          As of and for the Period     As of and for the Period
                                                    April 3, 2001 to      January 1, 2001 to
                                          2002     December 30, 2001       April 2, 2001(4) 2000            1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Operating Results
  Net sales                          $    209,866    $    146,050      $   55,205      $   239,532      $  251,966     $  247,464
  Gross profit                             36,771          21,460          11,394           59,489          60,238         58,650
  Operating profit (loss)                   4,440          (3,291)          3,652           27,215          27,518         26,007
  Interest expense                            903             873             444(2)         2,218(2)        2,279(2)       2,158(2)
  (Loss) income before
    extraordinary items                    (2,825)         (6,531)         72,334       (7,058,978)         16,364         16,357
  Extraordinary items                           -             954(5)    6,922,923                -               -              -
  Net (loss) income                        (2,825)         (5,577)      6,995,257       (7,058,978)(3)      16,364         16,357
---------------------------------------------------------------------------------------------------------------------------------

Share Data
  Basic (loss) earnings per share    $       (.07)   $       (.13)     $ 1,778.88      $ (2,015.40)(3)  $     4.76     $     4.81
  Weighted average shares              41,608,057      41,527,307       3,932,385        3,502,522       3,439,017      3,402,019
---------------------------------------------------------------------------------------------------------------------------------

  Diluted (loss) earnings
    per share                        $       (.07)   $       (.13)     $ 1,772.62      $ (2,015.40)(3)  $     4.65     $     4.61
  Adjusted weighted average
    shares                             41,608,057      41,527,307       3,946,282        3,502,522       3,518,884      3,548,893
---------------------------------------------------------------------------------------------------------------------------------

Balance sheet
  Total assets                       $    294,221    $    320,788      $  323,636      $   320,316      $  188,686     $  172,034
  Working capital                          23,317          28,157          26,753           21,402          11,201          5,464
  Long-term obligations (6)                82,850          85,410          69,330           31,238          35,055         39,002
  Liabilities subject to
    compromise (3)                              -               -               -        7,211,433               -              -
  Commitments and
    contingencies (1)
  Total shareholders' equity
    (deficit)                             142,110         144,083         158,352       (6,979,138)         80,788         64,297
---------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment
  Capital expenditures               $      9,648    $      7,488      $    2,717      $    13,539      $   22,969     $   18,038
  Depreciation                             14,943          10,585           3,180           11,545          10,569          9,477
---------------------------------------------------------------------------------------------------------------------------------

Dividends declared per share         $          -    $          -      $        -      $         -      $        -     $        -
---------------------------------------------------------------------------------------------------------------------------------

(1)  See Notes E and M to the consolidated financial statements.

(2) Includes cessation of interest accruals on Raymark note in connection with a Bankruptcy Court Order.

(3) Includes recording of the estimated amount of allowed claims in the amount of $7.2 billion relating to asbestos personal injury, environmental and employee benefits issues. See Note Q to the consolidated financial statements.

(4) Includes the reorganization and the adoption of fresh-start reporting as a result of the Company's emergence from bankruptcy (See Notes R and S).

(5) Represents an extraordinary gain net of taxes of $594 as a result of a settlement of a note payable to a former AFM principal.

(6)  Includes long-term liabilities and minority interest.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Safe Harbor Statement

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Market Conditions and Outlook" and "Future Liquidity" headings below and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including the many interrelated factors that affect consumer confidence, including worldwide demand for automotive and heavy duty products, general economic conditions, the environment, actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates; technological difficulties; accounting standards, and other risks and uncertainties. Further information, including factors that potentially could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Results of Operations and Liquidity and Capital Resources

         Raytech Corporation and its subsidiaries manufacture and distribute engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company's operations are categorized into three business segments: wet friction, dry friction and aftermarket. Additional information on these business segments is presented in Note F Segment Reporting in the Notes to Consolidated Financial Statements.

         Raytech Corporation, at December 29, 2002, completed its first full year of operation as the Successor Company post-emergence from bankruptcy. In April 2001, Raytech Corporation emerged from the protection of Bankruptcy Court under Chapter 11 of Title 11 of the United States Bankruptcy Code. Raytech Corporation had been under the Chapter 11 protection since March 1989. The bankruptcy history and emergence are described in more detail in Note Q to the Consolidated Financial Statements.

         As of April 2, 2001, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Effective Date of the Company's emergence from bankruptcy was considered to be the close of business on April 2, 2001 for financial reporting purposes. The periods presented prior to April 2, 2001 have been designated "Predecessor Company" and the periods subsequent to April 2, 2001 have been designated "Successor Company." In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. The fair value of substantially all of the Company's long-lived assets was determined using information provided by third-party appraisers.

         The Company has determined that the most meaningful presentation of financial information would be to provide comparative analysis of the financial performance of the Successor Company for the thirty-nine-week periods ended December 29, 2002 and December 30, 2001. This is designated below as Successor Company discussion and analysis.

         Additionally, the financial analysis detailed below provides a comparative analysis of the financial performance of the Successor Company for the period December 31, 2001 through March 31, 2002 compared to the Predecessor Company financial performance for the period January 1, 2001 through April 1, 2001.

         The Company has also presented comparative analysis of the financial performance for the Successor Company for the periods April 3, 2001 through December 30, 2001 compared to the Predecessor Company for the period April 3, 2000 through December 31, 2000.

         Additionally, the Predecessor Company financial analysis detailed below provides a comparative analysis of the financial performance of Raytech Corporation for the thirteen-week periods ended April 1, 2001 and April 2, 2000. The adjustments relating to the recording of reorganization expenses and other fresh-start adjustments for the one-day period ended April 2, 2001 are detailed in Note R to the Consolidated Financial Statements.

         The Company has elected not to present a comparative analysis for the fifty-two-week period ended December 29, 2002 since such information in the prior period would require consolidating statements of the Predecessor Company and the Successor Company. It was determined that the significance of the adjustments relating to the emergence from bankruptcy would render such an analysis not meaningful.

Accounting Policies

         The Company's accounting policies are detailed in Note A - Summary of Significant Accounting Policies in the Notes to the audited Financial Statements. The consolidated financial statements include the accounts of Raytech Corporation and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The investment by third parties in Allomatic Products Company is accounted for as minority interest in the consolidated financial statements. There are no unconsolidated entities and Raytech does not use Special Purpose Entities (SPE's). The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent assets and liabilities and the reported revenue and expenses made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include inventory, receivable and environmental reserves; depreciable lives of property, plant and equipment and intangible assets, pension and other postretirement and postemployment benefits; and the recoverable value of deferred tax assets.

         The most significant areas involving management's judgment are described below.

         Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated or if an amount is likely to fall within a range and no amount within the range can be determined to be the better estimate, the minimum amount of the range is recorded. Remediation obligations are not recorded on a discounted basis. Reimbursements from insurance carriers relating to environmental matters are not recorded until it is probable that such recoveries will be realized. The accrual for environmental matters is discussed in this Management Discussion and Analysis under the heading Provision for Environmental remediation.

         Pension benefits and welfare benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments, significant estimates are required to calculate pension and welfare benefit expenses and liabilities related to the Company's plans. The Company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in actuarial models to calculate pension expense and welfare benefit expense and liability amounts recorded in the financial statements. Management believes the three most significant variables in the pension models are the expected long-term rate of return on plan assets, the discount rate, and the expected rate of compensation increase. Management believes the most significant assumption in the welfare benefit model is the healthcare cost trend rate. The actuarial models also use assumptions for various other factors, including employee turnover, retirement age, and mortality. Company management believes the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

         At December 29, 2002, the Company had goodwill and other intangibles of $70.6 million, which were recorded as a result of the fresh-start accounting process in 2001. Management reviews goodwill and indefinite lived intangibles for impairment annually or when events or circumstances indicate that its value may have declined. In order to evaluate impairment of goodwill, assumptions about the future condition and operations of the business unit to which the goodwill and other indefinite lived intangible asset relates are made. Using these assumptions, management determines, with the assistance of other professionals, whether an impairment charge is required to reduce goodwill to its estimated fair value. The impairment evaluation process for other intangibles uses projected future cash flows (undiscounted). This test is performed when circumstances and events indicate that the carrying amount of an individual asset or grouping of assets may not be recoverable. Should undiscounted cash flows be less than the carrying amount of the assets, an impairment charge reducing the carrying amount to fair value is required. Management believes that the assumptions made to evaluate goodwill and other intangibles impairment are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could result in impairment charges in future periods that may be material.

Successor Company Discussion and Analysis for the Thirty-Nine-Week Period Ended December 29, 2002 Compared to the Thirty-Nine-Week Period Ended December 30, 2001

         In developing a comparative analysis for the thirty-nine-week periods ended December 29, 2002 and December 30, 2001, the following table sets forth the quantitative information for the two periods.

                                                         (in thousands)
                                                       Successor Company
                                                  Thirty-Nine Week Period Ended
                                             -------------------------------------
                                             December 29, 2002   December 30, 2001
                                             -----------------   -----------------
Sales                                          $ 157,157            $ 146,050
Cost of sales                                   (130,911)            (124,590)
                                               ---------            ---------
Gross profit                                      26,246               21,460
SG&A                                             (24,737)             (24,782)
Other operating income                                 -                   31
                                               ---------            ---------
Operating profit (loss)                            1,509               (3,291)
Interest expense                                    (626)                (873)
Reorganization items                                   -                 (784)
Other                                                 (2)                 598
Provision for environmental and other claims      (5,400)              (5,860)
                                               ---------            ---------
Loss before income taxes, minority
  interest and extraordinary items                (4,519)             (10,210)
Income tax benefit                                 1,007                4,564
                                               ---------            ---------
Loss before minority interest and
  extraordinary items                             (3,512)              (5,646)
Minority interest                                   (643)                (885)
                                               ---------            ---------
Loss before extraordinary item                    (4,155)              (6,531)
Extraordinary item, net of tax                         -                  954
                                               ---------            ---------
Net loss                                       $  (4,155)           $  (5,577)
                                               =========            =========

Net Sales

         Worldwide net sales were $157.2 million for the thirty-nine-week period ended December 29, 2002 compared to $146.1 million for the same period in the prior year, an increase of $11.1 million or 7.6%. The detailed discussion for the increased sales period-over-period is contained in the Business Segment section.

Gross Profit

         The gross profit for the thirty-nine-week period ended December 29, 2002 of $26.2 million compares to the gross profit of $21.5 million for the same period in the prior year, an increase of $4.7 million or 22%. Gross profit as a percent of sales for the 2002 period is 16.7% compared to 14.7% for the same thirty-nine-week period in 2001, an increase in margin points of 2.0%. The gross profit in the 2001 period was reduced by $5.9 million due to a step up in inventory value to fair value at April 2, 2001, which was an effect of the application of fresh-start accounting. The gross profit comparative period-to-period, taking into consideration the inventory adjustment, shows a margin decline of 2.0%. This decline is due substantially to certain startup costs associated with a new product line in the Wet Friction segment.

Selling, General and Administrative

         Selling, general and administrative expenses for the thirty-nine-week period ended December 29, 2002 were $24.7 million compared to $24.8 million in the same period in the prior year, a decrease of $.1 million or 0.4%. The SG&A costs in the 2002 period include approximately $1.5 million for severance costs for two officers of the Company and $21 thousand for employment related costs associated with the new hires. SG&A expense as a percent of sales in the 2002 period of 15.7% compares to 17.0% in the thirty-nine-week period ended December 30, 2001.

Interest Expense

         Interest expense for the thirty-nine-week period ended December 29, 2002 totaled $.6 million compared to $.9 million for the same period in the prior year. Interest expense represents less than 1% of total expenses in both periods.

Reorganization Item

         In connection with the bankruptcy proceedings, Raytech incurred approximately $784 thousand in professional fees during the thirty-nine-week period ended December 30, 2001. These fees related to accounting, legal, consulting and other miscellaneous services.

Provision for Environmental Remediation

         The Company recorded, in the thirty-nine-week period ended December 29, 2002, a charge of $5.4 million for the completion of the remediation project related to the Crawfordsville, Indiana, manufacturing facility. The accrued liability for the completion of this project at year-end is $7.0 million. The historical and legal discussion of this project is contained in Note E to the Notes to the Consolidated Financial Statements. This remediation project, which is the subject of a unilateral administrative order of the U.S. Environmental Protection Agency, requires the removal of polychlorinated biphenyls (PCB's), which were found in a drainage ditch near the Indiana facility. The remediation project consists of three separate segments of the ditch. The first segment was completed in the summer of 2002. The second segment was started in the fall of 2002 and completed in February 2003. The work on the final segment is expected to begin in the spring of 2003 and be completed by the fall of 2003. The completion of the third segment will fulfill the Company's obligation under the U.S. EPA order. In addition to the current year charge of $5.4 million, the Company recorded a charge for remediation of $5.9 million in 2001 and $3.0 million in 2000. The Company is currently pursuing legal remedies against various parties to recover the cost of the remediation. These legal actions are discussed in the litigation section of this document.

Income Tax (Provision) Benefit

         For tax reporting purposes, the Company's emergence from bankruptcy did not create a new tax reporting entity. Accordingly, the adjustments to adopt fresh-start accounting are not applicable for the Company's tax reporting. Therefore, with the exception of goodwill, these adjustments have created new deferred tax items.

         The effective tax rate for the thirty-nine-week period ended December 29, 2002 was a 22.3% benefit compared to a 44.7% benefit in the same period in the prior year.

         The effective tax rate for the year ended December 29, 2002 was 5.0% compared to 28.2% for the year ended December 30, 2001. In calculating the effective tax rate, the distinction between Successor Company and Predecessor Company is not relevant as explained above; therefore, the taxable income for book purposes in 2001 was $93.3 million. The income tax provision for the current year is $.08 million, hence the effective rate for the year is as noted, 5.0%.

         The Company's effective tax rate differs from the federal statutory benefit of 35% due primarily to the effect of providing for certain State, taxes and the effect of an increase in the tax benefits payable to the PI Trust.

         In connection with the Company's emergence from bankruptcy, the Company recorded an income tax receivable and payable to the PI Trust in the amount of $38 million resulting from net operating losses arising from the transfer of stock and cash to the PI Trust carried back to 1991 through 2000. Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. During 2002, Raytech received tax refunds of $33.1 million, which were paid to the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses created by the reorganization, and contributions made to the Raymark pension plan. To the extent that Raytech Corporation generates losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing future operating losses between the PI Trust and Raytech Corporation has not been determined at this time. The Company has tax loss carryforwards of $74.8 million and tax credit carryforwards of $1.2 million at December 29, 2002. The net operating loss carryforwards are allocated between Raytech Corporation and the PI Trust in the amounts of $2.8 million and $72.0 million, respectively. Additional tax recoveries expected to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $42.4 million at December 29, 2002 and $41.8 million at December 30, 2001.

         The Company is under audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit, or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

         At December 29, 2002, the Company had foreign loss carryforwards of $4.1 million (Germany $.6 million and U.K. $3.5 million), which do not expire. A full valuation allowance has been provided against the tax benefit of the U.K. carryforwards due to uncertainty of future profitability of these operations.

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

         The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.3 million at

December 29, 2002, if all of APC's earnings were to be distributed through the distribution of dividends.

Extraordinary Item

         A note payable to the former AFM principal dated April 1998 was settled in October 2001. The settlement agreement required a payment of $3.1 million. Prior to the settlement, the Company had a note payable of $3.0 million and accrued interest of $1.6 million recorded. The Company has recorded an extraordinary gain in the fourth quarter of 2001 in the amount of $954 thousand net of taxes of $594 thousand, which was comprised substantially of accrued interest.

Business Segment and Geographic Area Results

         The following discussion of operating results by industry segment and geographic area related to information contained in Note F in the Consolidated Financial Statements. Operating profit is income before income taxes, minority interest, provision for asbestos litigation, provision for environmental claims and extraordinary items.

                                            (in thousands)
                                    Thirty-Nine-Week Period Ended
                             ----------------------------------------
Sales Summary                December 29, 2002      December 30, 2001
-------------                -----------------      -----------------
Wet Friction                     $ 103,582             $  95,512
Aftermarket                         33,708                34,384
Dry Friction                        27,091                22,074
Eliminations                        (7,224)               (5,920)
                                 ---------             ---------

Net sales                        $ 157,157             $ 146,050
                                 =========             =========

Wet Friction Segment

         The Wet Friction segment recorded sales of $103.6 million for the thirty-nine-week period ended December 29, 2002 compared to $95.5 million for the same period in the prior year, an increase of $8.1 million or 8.5%. The increase was due to increased sales to the automotive OEM component of the Wet Friction segment. The increased sales were substantially the result of acquiring additional business with General Motors, which provided additional sales of $6.0 million, and a stronger automotive production environment in the thirty-nine-week period in 2002, which contributed additional sales of $3.3 million, compared to the automotive market in the same period in 2001. Sales growth in the automotive OEM component was offset by a decline in sales of $1.2 million in the heavy duty component of this segment due to the slow economy in construction and mining and strong competition.

         The operating profit for the thirty-nine-week period ended December 29, 2002 of $1.8 million compares to the operating profit of $3.4 million for the same period in the prior year. The reduced operating profit is the result of startup costs associated with the expanded automotive OEM business acquired in 2002.

Aftermarket Segment

         The Aftermarket segment recorded sales of $33.7 million for the thirty-nine-week period ended December 29, 2002 compared to $34.4 million for the same period in the prior year, a decrease of $.7 million or 2.0%. Operating profit for this thirty-nine-week period of $5.4 million compares to $6.0 million for the same period in the prior year, a decrease of $.6 million, a reduction of 10.0%. The reduced operating profit is attributable to the lower sales period-over-period and increased SG&A expenses.

Dry Friction Segment

         The Dry Friction segment recorded sales of $27.1 million for the thirty-nine-week period ended December 29, 2002 compared to $22.1 million for the same period in the prior year, an increase of $5.0 million or 22.6%. The sales increase was due to improved sales through the production facility in China, which accounted for a substantial portion of the sales growth. Sales through the production facility in Germany measured in the euro, which is the functional currency, were EUR21.6 million compared to EUR20.5 million in the same period in the prior year. The operating profits for the Dry Friction segment for the thirty-nine-week period of $.9 million compares to operating profit of $.6 million in the same period in the prior year, an increase of $.3 million. Operating profit measured in euros for the German operation was EUR.7 million compared to EUR.8 million in 2001. The increased profit is attributable to the growth in China.

Results of Operations for the Successor Company for the Period December 31, 2001 through March 31, 2002 and Predecessor Company for the Period January 1, 2001 through April 1, 2001

Net Sales

         Worldwide net sales of $52.7 million for the thirteen-week period ended March 31, 2002 compared to $55.2 million for the same period in the prior year for a decline of $2.5 million or 4.5%. The details of the sales performance are presented below distinguishing the sales performance in each business segment.

         The Wet Friction segment reported sales of $34.3 million in the first quarter of 2002 compared to $37.0 million in the same period in the prior year, a decline of $2.7 million, representing a significant portion of the sales decline for the Company in the period. The primary market impacted is the heavy duty component of this segment in both Europe and domestically. The automobile OEM component of this segment reflected sales at the same level as 2001.

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

         The Dry Friction segment recorded sales of $8.2 million for the first quarter of 2002 compared to $8.1 million in the same period in the prior year. The sales reflect increased sales through the operation in China of $1.3 million offset by reduced sales through the operation in Germany of approximately the same amount. The reduction in German sales includes a negative currency translation impact of approximately $.4 million.

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

Interest Expense

         Interest expense for the first quarter of $.3 million compares to interest expense, excluding Raymark interest, of $.4 million in the same period in the prior year, a reduction of 25.0%. The reduction is due to lower rates in 2002 on domestic debt. The interest rate on foreign debt is approximately the same.

Operating Profits

         The following discussion of operating profits by industry segment relates to information contained in Note F - Segment Reporting to the Consolidated Financial Statements. Operating profit is income before provision for asbestos litigation, provision for environmental and other claims, income taxes, minority interest and extraordinary items.

         Operating profit of $2.8 million was recorded for the first quarter of 2002 compared to $3.5 million for the same period in the prior year, a decrease of $.7 million or 20.0%. The operating profit was negatively affected by the reduced sales period-over-period of $2.5 million. Additionally, operating profits were reduced by the impact of fresh-start accounting due to the increase in depreciation and amortization of $1.1 million in comparing first quarter 2002 to the first quarter of 2001.

         The Wet Friction segment posted operating profits of $1.5 million, an increase of $.2 million over the same period in the prior year, or an increase of 15.4%. This increase was accomplished on lower sales of $2.7 million and was due to implementing cost reduction programs in 2001 and 2002.

         The Aftermarket segment recorded operating profit for the quarter of $2.6 million compared to $2.1 million in the same period in the prior year, an increase of $.5 million or 23.8%. The improved operating income performance despite a decrease in sales is due to cost reduction programs initiated in 2001 and 2002 coupled with improved material pricing. Additionally, management works closely with the work force in this segment to maximize the peaks and valleys of manufacturing and shipping product in the aftermarket industry.

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

Liquidity and Capital Resources

         Cash and cash equivalents at December 29, 2002 were $20.0 million compared to $14.5 million at December 30, 2001, an increase of $5.5 million year-over-year. Cash flow from operating activities for the 2002 year were $13.0 million compared to $14.2 million in 2001, a decrease of $1.2 million year-over-year. Capital expenditures for the 2002 year of $9.6 million were approximately the same compared to the 2001 capital expenditures of $10.2 million. Both years' capital expenditures were in line with management's expectations. The net cash from financing activities for 2002 of $1.8 million compares to net cash used in financing activities in 2001 of $3.1 million, a change year-over-year of $4.9 million. The net cash provided by financing activities in 2002 represents net borrowings of $1.3 million in addition to the proceeds from the exercise of stock options of $.5 million.

         Accounts receivable at December 29, 2002 of $26.6 million compares to $23.0 million at December 30, 2001, an increase of $3.6 million. Days sales in accounts receivable at year-end 2002 of 46 days compares to 42 days sales in accounts receivable at year-end 2001, an increase of 4 days.

         Inventory at year-end 2002 of $34.1 million compares to $31.6 million at year-end 2001, an increase of $2.5 million. Days sales in inventory at year-end 2002 of 72 days represents an increase of 4 days over the 2001 level of 68 days.

         The Company maintains borrowing facilities both domestically and with foreign lenders, the details of which are contained in Note D to the Notes to the Consolidated Financial Statements. The following represents the outstanding debt and available lines of credit at year-end 2002 and 2001:

                                                            (in thousands)
                                         2002                                          2001
                         -------------------------------------        -------------------------------------
                         Current      Non-Current       Total         Current         Non-Cu         Total
                         -------      -----------       -----         -------         ------         -----
Domestic bank debt       $11,306        $     -        $11,306        $ 6,209        $ 2,750        $ 8,959
Foreign bank debt          3,609          4,095          7,704          3,934          3,895          7,829
                         -------        -------        -------        -------        -------        -------
Total bank debt           14,915          4,095         19,010         10,143          6,645         16,788
Leases                       176            198            374            119            175            294
                         -------        -------        -------        -------        -------        -------
Total borrowings         $15,091        $ 4,293        $19,384        $10,262        $ 6,820        $17,082
                         =======        =======        =======        =======        =======        =======

Available lines of credit:

                                       2002              2001
                                       ----              ----
Domestic                             $ 5,006           $ 6,129
Foreign                                3,829             1,265
                                     -------           -------
Total                                $ 8,835           $ 7,394
                                     =======           =======

         The current domestic loan agreement with Congress Financial Corporation has a covenant requiring the borrowing companies to maintain a twelve-month rolling earnings before interest, taxes, depreciation and amortization (EBITDA) of $15 million (see Note D). The domestic borrowing facility matures in September 2003. The Company is reviewing borrowing alternatives and intends to enter into a new lending arrangement by September 2003.

         The Company assumed the liability for the Raymark pension plans as part of the reorganization. Funding for the plans in 2003 is expected to be approximately $7.6 million.

         The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company reevaluated the projected cost to complete this project in 2002 and determined that, based on work completed to date, the estimate previously received from its environmental engineering firm was not sufficient to complete the project. The Company has employed a new environmental engineering firm and a new construction company to complete this project. The scope of the cleanup plan has not changed, and the additional charge recorded during the year, of $5.4 million, is expected to be sufficient to complete this project.

         The Company has an accrued liability at December 29, 2002 of $7.0 million for the completion of the remediation. The Company began the year with an accrued liability of $6.8 million, reduced by payments of $5.2 million and increased by an additional accrual of $5.4 million, providing for the ending accrual of $7.0 million. This remediation project is more fully described under the heading Provision for Environmental Remediation. Additionally, see Note E to the Notes to the Consolidated Financial Statements.

         Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At December 29, 2002, the Company had tax loss carryforwards of $ 74.8 million and tax credit carryforwards of $1.2 million. The net operating loss carryforwards are allocated between Raytech Corporation and the PI Trust in the amounts of $2.8 million and $72.0 million, respectively. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the net operating losses created by the reorganization, and contributions made to the Raymark pension plan. To the extent Raytech Corporation generates net operating losses in future periods, exclusive of net operating losses attributable to the payments discussed above, those net operating losses will be retained by the Company. The method of allocation in utilizing future net operating losses between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries expected to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $42.4 million at December 29, 2002.

         The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit, or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax assets associated with, and liability payable to, the PI Trust.

         Management believes that existing cash balances, the Company's ability to replace the current lending facility and cash flow from operations during 2003 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments.

Financial Risks

         The Company maintains lines of credit with United States and foreign banks, as well as other creditors detailed in Note D in the Consolidated Financial Statements. The Company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

         The Company effectively manages its accounts receivable as evidenced by the average days sales in trade receivables of 46 days. This allows for minimum borrowings in supporting inventory and trade receivables. Management does not anticipate a significant change in fiscal policy in any of its borrowing markets in 2003 given current economic conditions. Further, the Company can reduce the short-term impact of interest rate fluctuation through deferral of capital investment should the need arise.

         The Company maintains borrowings in both fixed rate and variable rate debt instruments. The fixed rate debt at year-end 2002 of $6.3 million had rates of interest that ranged from 2.5% to 6.2%. The variable rate debt at year-end 2002 of $13.1 million had rates of interest that ranged from 4.2% to 9.6%. The variable debt reprices either at prime rate or the Eurodollar rate. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure which could be created by increases in rates is not considered significant by management.

         The local currencies of the Company's foreign subsidiaries have been designated as their functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, historical exchange rates for elements of stockholders' equity and an average exchange rate in effect during the year for revenues and expenses. Where possible, the Company attempts to mitigate foreign currency translation effects by borrowing in local currencies to fund operations. The Company does not believe that the fluctuation in foreign currency will have a material adverse effect on the Company's overall financial condition. Additionally, the Company does not enter into agreements to manage any currency transaction risks.

Outlook

         The Company presently estimates financial performance in 2003 to be similar to the 2002 year financial performance, absent the charges for environmental remediation. There are typical business risks which exist in the domestic and foreign markets, which could negatively impact management's estimate.

Recently Issued Accounting Pronouncements

         In May 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 145 (SFAS 145) "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Statement rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of the related income tax effect. FAS 145 also amends FAS 13 to require that certain lease modifications having economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company adopted the provisions of SFAS No. 145 as of April 1, 2002 except for the provisions which rescind SFAS 4, which will be adopted in fiscal 2003. SFAS 145 did not have an effect on the financial position or results of operations for 2002.

         In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullified Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 will be effective for the Company for exit or disposal activities that are initiated after December 31, 2002.

         In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148 (SFAS No. 148) "Accounting for Stock Based Compensation - Transition and Disclosure." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company adopted the disclosure provisions of this Statement as of December 29, 2002. Should the Company choose to implement the fair value based method for its stock-based compensation in the future, it will be required to adopt the remaining provisions of SFAS No. 148.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003 are not subject to liability recognition but are subject to expanded disclosure requirements. We do not believe that the adoption of this Interpretation will have a material impact on our consolidated financial position or statement of operations.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." Under FIN 46, which requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. Raytech Corporation will adopt FIN 46 as it becomes effective but does not have any such entities.

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

                                               (in thousands)
                                        Thirty-Nine-Week Period Ended
                                   ----------------------------------------
                                   December 30, 2001      December 31, 2000
                                   -----------------      -----------------
                                  (Successor Company)   (Predecessor Company)
Sales                                $ 146,050             $    172,057
Cost of sales                         (124,590)                (130,677)
                                       -------                  -------
Gross profit                            21,460                   41,380
Selling, general and
  administrative expenses              (24,782)                 (23,706)
Other                                       31                      166
                                        ------                   ------
Operating (loss) profit                 (3,291)                  17,840
Interest expense                          (873)                  (1,639)
Reorganization items                      (784)                       -
Other                                      598                    1,034
Provision for environmental             (5,860)                (450,250)
Provision for asbestos litigation            -               (6,760,000)
                                     ---------             ------------
Loss before minority interest,
  income taxes and extraordinary
  item                                 (10,210)              (7,193,015)
Income tax benefit                       4,564                  130,247
                                     ---------             ------------
Loss before minority interest and
  extraordinary item                    (5,646)              (7,062,768)
Minority interest                         (885)                  (1,030)
                                     ---------             ------------
Loss before extraordinary item          (6,531)              (7,063,798)
Extraordinary item                         954                        -
                                     ---------             ------------
Net loss                             $  (5,577)            $ (7,063,798)
                                     =========             ============

Net Sales

         Worldwide net sales were $146.1 million for the thirty-nine-week period ended December 30, 2001 compared to $172.1 million in the same period in the prior year, a reduction of $26 million or 15.1%. The Wet Friction segment sales for the period of $95.5 million were lower than the prior period amount of $117.9 million by $22.4 million or 19.0%. The sales shortfall in this segment is caused by a reduction in sales in the heavy duty original equipment component of this segment as well as the automotive original equipment market. The poor economy in the United States was the primary reason for this decline. The Aftermarket segment recorded sales of $34.4 million for the thirty-nine-week period ended December 30, 2001 compared to $43.4 million for the same period in the prior year, a reduction of $9.0 million or 20.7%. The reduction is due to the loss of business at major customers. The Dry Friction segment recorded sales for the period of $22.1 million compared to $20.6 million for the same period in the prior year, an increase of $1.5 million or 7.3%. The increase was due substantially to improved production and sales through the facility in China.

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

Selling, General and Administrative

         Selling, general and administrative ("SG&A") expenses for the period April 3, 2001 through December 30, 2001 were $24.8 million compared to $23.7 million for the same period in the prior year, an increase of $1.1 million or 5%. The increase period-over-period is due in part to the increase in the amortization of intangible assets of $.2 million, which is a result of the application of fresh-start accounting. In addition, legal and professional fees for the period amounted to $2.5 million related to environmental issues, certain costs associated with litigation in support of the Raymark actions for recovery of certain assets, other legal matters and other professional fees. Certain of these fees were historically used to offset the Raymark debt (under the Raymark indemnification agreement) in the prior period. In connection with the bankruptcy proceedings, Raytech assumed the liability for the Raymark pension plans. The pension cost for the thirty-nine-week period ended December 30, 2001 amounted to $784 thousand. This plan was not a liability for Raytech in the same period in the prior year. These increased expenses were offset by cost reduction programs, primarily in human resources, within the traditional costs associated with SG&A.

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

Provision for Environmental and Asbestos Litigation

         The Company recorded an expense for environmental liability during the thirty-nine-week period ended December 30, 2001 of $5.9 million. The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company has an accrued liability of $7.4 million at December 30, 2001, which should provide for full remediation and fines in compliance with the Order. See Note E in the Consolidated Financial Statements for more details.

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

         The effective tax rate for the thirty-nine-week period ended December 30, 2001 was a 45% benefit compared to a 1.8% benefit in the same period in the prior year.

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

         In connection with the Company's emergence from bankruptcy, the Company recorded an income tax receivable and payable to the PI Trust in the amount of $38 million resulting from net operating losses arising from the transfer of stock and cash to the PI Trust carried back to 1991 through 2000. Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. The Company has tax loss carryforwards of $30.2 million and tax credit carryforwards of $4.9 million at December 30, 2001, all of which will inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses created by the reorganization, and contributions made to the Raymark pension plan. To the extent Raytech Corporation generates losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing future operating losses between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $41.8 million at December 30, 2001.

         The Company has filed for and received in 2002 Federal tax refunds of $32.1 million. Pursuant to the Agreement, Raytech has paid over to the Trust $22.5 million of the refund and retained $9.6 million as required by the holdback provision of the Agreement. The Company expects to file returns relating to the $6 million due from state governments in 2002.

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

         At December 30, 2001, the Company had foreign loss carryforwards of $3.1 million (Germany $1.2 million, China $0.2 million and U.K. $1.7 million), which do not expire. A valuation allowance has been provided against the tax benefit of the U.K. carryforwards due to uncertainty of future profitability of these operations.

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

         The Company owns 56.95% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.0 million at December 30, 2001, if all of APC's earnings were to be distributed through the distribution of dividends.

Extraordinary Item

         A note payable to the former AFM principal dated April 1998 was settled in October 2001. The settlement agreement required a payment of $3.1 million. Prior to the settlement, the Company had a note payable of $3.0 million and accrued interest of $1.6 million recorded. The Company has recorded an extraordinary gain in the fourth quarter of 2001 in the amount of $954 thousand net of taxes of $594 thousand, which was comprised substantially of accrued interest.

Business Segment and Geographic Area Results

         The following discussion of operating results by industry segment and geographic area relates to information contained in Note F in the Consolidated Financial Statements. Operating profit is income before provision for asbestos litigation, provision for environmental and other claims, income taxes, minority interest, and extraordinary items.

Successor Company Net Sales by Business Segment (in thousands)
-----------------------------------------------
Wet Friction                    $  95,512
Aftermarket                        34,384
Dry Friction                       22,074

Wet Friction Segment

                                      (in thousands)
                                Net Sales   Operating Profit
SUCCESSOR COMPANY
April 3, 2001 through
December 30, 2001               $  95,512       $ 3,387
                                ---------       -------

PREDECESSOR COMPANY
April 3, 2000 through
December 31, 2000               $ 117,927       $11,740
                                ---------       -------

Wet Friction Segment

         Revenues decreased 19.0% percent to $95.5 million during the period April 3, 2001 through December 30, 2001 as compared with $117.9 million in the same period in the prior year. The decline was caused primarily by the low automobile production in North America as the slow economy impacted the buying patterns of consumers. As inventory levels of automobiles increased during the period April through September 2001, production schedules at our facilities were adjusted to reflect the changes in demand. In the period October through December 2001, automobile sales increased due to favorable financing packages available to consumers. These increased sales served to reduce automobile inventory levels rather than provide for increased production at our facilities. In addition to the impact of the poor economy in the United States, the Company provided price concessions totaling $.9 million. Further, the loss of business in the automobile OEM component of the segment reflected $2.8 million of lost business due to technology changes in certain transmissions manufactured by our customer base. This reduction was offset somewhat by providing components for the new technology. Additionally, the loss of certain business to foreign production amounted to $2.4 million in reduced sales. The remaining sales decline of $12.9 million was attributed to the poor economy.

         The operating profit for the thirty-nine-week period ended December 30, 2001 of $3.4 million compared unfavorably to the $11.7 million recorded in the same period in the prior year, a reduction of $8.3 million. The sales reduction of $22.4 million for the period was the cause of the reduced operating profit. The relationship between sales and operating profit reflects a 65% decrease in operating profit as a percentage of reduced sales. The Company was able to maintain this ratio through cost reduction programs, which were implemented in a timely manner.

Aftermarket Segment

                                      (in thousands)
                                Net Sales    Operating Profit
                                ---------    ----------------
SUCCESSOR COMPANY
April 3, 2001 through
December 30, 2001               $  34,384        $ 6,035
                                ---------        -------
PREDECESSOR COMPANY
April 3, 2000 through
December 31, 2000               $  43,448        $ 8,207
                                ---------        -------

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

         Dry Friction Segment

                                     (in thousands)
                               Net Sales   Operating Profit (Loss)
                               ---------   -----------------------
SUCCESSOR COMPANY
April 3, 2001 through
December 30, 2001              $  22,074          $ 603
                               ---------          -----

PREDECESSOR COMPANY
April 3, 2000 through
December 31, 2000              $  20,581          $ (.3)
                               ---------          -----

         Revenues of $22.1 million were recorded in the thirty-nine-week period ended December 30, 2001 compared to $20.6 for the same period in the prior year, an increase of $1.5 million or 7.3%. The increase was due to increased sales through the operations in China, which were opened in 1998. Revenues for the China operations for the period were $4.8 million compared to $3.0 million for the same period in 2000, an increase of $1.8 million or 60%. The revenue generated through the German operation was substantially the same as in the same period in the prior year.

         The operating profits for this segment for the period of $.6 million compared to a loss in the same period in the prior year of $.3 million, an increase period-over-period of $.9 million. This improved operating profit is attributable entirely to the increased sales through the China facility.

Results of Operations for the Predecessor Company for the Thirteen-Week-Periods ended April 1, 2001 and April 2, 2000

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

         The Wet Friction segment reported sales of $37.0 million in the first quarter of 2001 compared to $47.2 million for the same period in the prior year, a decline of $10.2 million or 21.6%. Approximately 50% of the reduced sales in this segment were due to lower demand from the automotive original equipment customers as the demand for new cars and light trucks was lower in the first quarter of 2001 compared with the prior year first quarter. Additionally, the production of new cars and light trucks was further affected by the apparent desire of the Big 3 U.S. automobile manufacturers to reduce inventory levels. In the North American market, light vehicle production fell approximately 20% period-over-period. In addition to the decline in automobile original equipment sales, this segment was also affected by the loss of a portion of the business of a heavy duty customer. This loss of business to foreign competition accounted for approximately $5.1 million or 50% of the sales decline period-over-period.

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

Operating Profits

         The following discussion of operating results by industry segment relates to information contained in Note F to the Consolidated Financial Statements. Operating profit is income before provision for asbestos litigation, provision for environmental and other claims, income taxes, minority interest and extraordinary items.

         Operating profit decreased $5.6 million or 61.5% in the first quarter of 2001 to $3.5 million as compared to $9.1 million in the first quarter of 2000. The decline in operating profit, as more fully explained below, was due to the reduced sales of $12.3 million as compared to the same period in the prior year.

         The Wet Friction segment posted operating profit of $1.3 million in the first quarter of 2001 as compared to $6.4 million in 2000, a decline of $5.1 million or 79.7%. The decline in sales of this segment of 21.4%, or $10.1 million, and the resulting under absorption of overhead, was the primary cause of the reduced operating profit in this segment; a more detailed discussion of sales is contained in the "Net Sales" section of this report. Raytech Corporation has taken certain steps to address the decreased operating profit in this segment, including reductions in both the hourly and salaried work force, wage and new hire containment programs and a stronger focus on reducing material costs.

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

Item7a.  Quantitative and Qualitative Disclosures about Market Risk

                  See Item 7.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements:

                  Consolidated Balance Sheets at December 29, 2002 (Successor Company) and December 30, 2001 (Successor Company)

                  Consolidated Statements of Operations for the year ended December 29, 2002 (Successor Company), for the period April 3, 2001 to December 30, 2001 (Successor Company), for the period January 1, 2001 to April 2, 2001 (Predecessor Company) and for the year ended December 31, 2000 (Predecessor Company)

                  Consolidated Statements of Cash Flows for the year ended December 29, 2002 (Successor Company), for the period April 3, 2001 to December 30, 2001 (Successor Company), for the period January 1, 2001 to April 2, 2001 (Predecessor Company) and for the year ended December 31, 2000 (Predecessor Company)

                  Consolidated Statements of Changes in Shareholders' Equity for the year ended December 29, 2002 (Successor Company), for the period April 3, 2001 to December 30, 2001 (Successor Company), for the period January 1, 2001 to April 2, 2001 (Predecessor Company) and for the year ended December 31, 2000 (Predecessor Company)

                  Notes to Consolidated Financial Statements

                  Report of Independent Accountants

RAYTECH CORPORATION
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

----------------------------------------------------------------------------------------------

                                                                    December 29,  December 30,
At Fiscal Year Ended                                                  2002           2001
----------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                          $  19,983     $  14,463
  Restricted cash                                                        2,027         5,396
  Trade accounts receivable, less allowance
    of $824 for 2002 and $729 for 2001                                  26,640        22,961
  Inventories, net                                                      34,057        31,562
  Income tax receivable                                                  4,793        37,877
  Other current assets                                                   5,078         7,048
--------------------------------------------------------------------------------------------
      Total current assets                                              92,578       119,307
--------------------------------------------------------------------------------------------

Property, plant and equipment                                          131,378       119,678
  Less accumulated depreciation                                        (25,257)      (10,386)
--------------------------------------------------------------------------------------------
      Net property, plant and equipment                                106,121       109,292
--------------------------------------------------------------------------------------------
Intangible assets, net                                                  70,562        72,790
Deferred income taxes                                                   21,906        16,600
Other assets                                                             3,054         2,799
--------------------------------------------------------------------------------------------
Total assets                                                         $ 294,221     $ 320,788
============================================================================================

LIABILITIES
Current liabilities
  Notes payable and current portion of long-term debt                $  15,091     $  10,262
  Current portion of pension obligation                                  8,030         7,049
  Accounts payable                                                      15,089        13,268
  Accrued liabilities                                                   26,258        22,694
  Payable to the PI Trust                                                4,793        37,877
--------------------------------------------------------------------------------------------
      Total current liabilities                                         69,261        91,150
--------------------------------------------------------------------------------------------

Long-term debt                                                           4,293         6,820
Pension obligation                                                      12,815        15,409
Postretirement benefits other than pension                              13,800        12,876
Deferred payable to the PI Trust                                        42,356        41,759
Other long-term liabilities                                                827           987
--------------------------------------------------------------------------------------------
Total liabilities                                                      143,352       169,001
--------------------------------------------------------------------------------------------
Minority interest                                                        8,759         7,704

Commitments and contingencies
SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preferred stock, no par value
    5,000,000 shares authorized, none issued and
    outstanding                                                              -             -
  Common stock, par value $1.00, 50,000,000 shares
    authorized, 41,701,554 and 41,528,520 issued and
    outstanding for 2002 and 2001, respectively                         41,701        41,528
Additional paid in capital                                             117,458       116,843
Accumulated deficit                                                     (8,402)       (5,577)
Accumulated other comprehensive loss                                    (8,647)       (8,711)
--------------------------------------------------------------------------------------------
      Total shareholders' equity                                       142,110       144,083
--------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $ 294,221      $320,788
============================================================================================

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                  Successor Company                  Predecessor Company
                                                  -----------------                  -------------------
                                             Ended        For the Period        For the Period         For the
                                          For the Year    Apr. 3, 2001 to      January 1, 2001 to    Year Ended
Fiscal Year                                  2002          Dec. 30, 2001         April 2, 2001          2000
------------------------------------------------------------------------------------------------------------------
Net sales                                 $   209,866        $ 146,050             $     55,205      $    239,532
Cost of sales                                (173,095)        (124,590)                 (43,811)         (180,043)
----------------------------------------------------------------------------------------------------------------

  Gross profit                                36,771            21,460                   11,394            59,489

Selling, general and
  administrative expenses                    (32,331)          (24,782)                  (7,742)          (32,440)
Other operating income, net                        -                31                        -               166
----------------------------------------------------------------------------------------------------------------

  Operating profit (loss)                      4,440            (3,291)                   3,652            27,215

Currency transaction (loss)
  gain                                          (352)              194                       55               316
Interest expense - Raymark                         -                 -                      (70)             (262)
Interest expense                                (903)             (873)                    (374)           (1,956)
Reorganization items                               -              (784)                  99,996                 -
Other income, net                                529               404                      235             1,028
----------------------------------------------------------------------------------------------------------------

Income (loss) before provision
  for asbestos litigation,
  provision for environmental
  claims, income taxes,
  minority interest and
  extraordinary items                          3,714            (4,350)                 103,494            26,341
Provision for environmental
  and other claims                            (5,400)           (5,860)                       -          (450,250)
Provision for asbestos
  litigation                                       -                -                         -        (6,760,000)
-----------------------------------------------------------------------------------------------------------------

(Loss) income before income
  taxes, minority interest
  and extraordinary items                     (1,686)          (10,210)                 103,494        (7,183,909)
Income tax (provision) benefit                   (84)            4,564                  (30,846)          126,422
-----------------------------------------------------------------------------------------------------------------
(Loss) income before minority
  interest and extraordinary
  items                                       (1,770)           (5,646)                  72,648        (7,057,487)
Minority interest                             (1,055)             (885)                    (314)           (1,491)
-----------------------------------------------------------------------------------------------------------------

(Loss) income before extra-
  ordinary items                              (2,825)           (6,531)                  72,334        (7,058,978)
Extraordinary items, net of
  taxes of $594 and $135,977                       -               954                6,922,923                 -
-----------------------------------------------------------------------------------------------------------------
Net (loss) income                         $   (2,825)        $  (5,577)            $  6,995,257      $ (7,058,978)
=================================================================================================================

Basic (loss) earnings
  per share                               $     (.07)        $    (.13)            $   1,778.88      $  (2,015.40)
=================================================================================================================

Diluted (loss) earnings
 per share                                $     (.07)        $    (.13)            $   1,772.62      $  (2,015.40)
=================================================================================================================

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                 Successor Company                 Predecessor Company
                                                 -----------------                 -------------------
                                            For the      For the Period        For the Period        For the
                                          Year Ended    April 3, 2001 to     January 1, 2001 to    Year Ended
Fiscal Year                                  2002       December 30, 2001      April 2, 2001          2000
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                        $ (2,825)         $ (5,577)           $ 6,995,257       $(7,058,978)
   Adjustments to reconcile net
     (loss) income to net cash
     provided by operations:
   Deferred income tax                      (2,068)           (5,661)                29,395          (136,273)
   Inventory fair value adjustments              -             5,923                      -                 -
   Depreciation and amortization            17,171            12,253                  3,382            12,367
   Reorganization items, fresh-start
     adjustments                                 -                 -                (99,996)                -
   Extraordinary items                           -              (954)            (6,922,923)                -
   Income applicable to minority
     interest                                1,055               885                    314             1,491
   Adjustment for asbestos-
     related claims                              -                 -                      -         7,210,250
   Net loss on sale of fixed assets             91               133                      6               515
   Other non-cash items                     (1,586)             (551)                   423              (705)
   Changes in operating assets
     and liabilities:
       Trade accounts receivable            (3,218)            6,598                 (5,097)            6,972
       Income tax receivable                33,084                 -                      -                 -
       Inventories                          (1,720)            1,119                    383              (298)
       Other current assets                  3,461            (2,400)                (1,339)              877
       Other long-term assets               (1,362)              189                   (234)             (893)
       Accounts payable                      1,524              (404)                 1,088            (4,006)
       Payable to the PI Trust             (32,487)                -                      -                 -
       Accrued liabilities                   5,428             3,154                 (3,474)            1,451
       Other long-term liabilities          (3,591)            1,967                    342             1,159
-------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in)
       operating activities                 12,957            16,674                 (2,473)           33,929
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                      (9,648)           (7,488)                (2,717)          (13,539)
  Proceeds on sales of property, plant
   and equipment                               125               131                     10               167
-------------------------------------------------------------------------------------------------------------

     Net cash used in investing
       activities:                          (9,523)           (7,357)                (2,707)          (13,372)
 ------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net (payments) borrowings (on)
    from short-term notes                    2,579            (2,710)                 2,113           (12,668)
  Proceeds from long-term borrowings           240               105                     32             5,717
  Principal payments on long-term debt      (1,547)           (1,153)                  (482)             (636)
  Payments on borrowings from Raymark            -                 -                   (703)           (9,616)
  Cash overdrafts                                -                 -                   (371)             (622)
  Exercise of stock options                    540                19                      -               105
-------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in)
       financing activities                  1,812            (3,739)                   589           (17,720)
-------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash        274                14                    (78)              (43)

Net change in cash and cash equivalents      5,520             5,592                 (4,669)            2,794
Cash and cash equivalents at beginning
   of period                                14,463             8,871                 13,540            10,746
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end
   of period                              $ 19,983          $ 14,463            $     8,871       $    13,540
=============================================================================================================

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

PREDECESSOR COMPANY:

                                                  (Accumulated    Accumulated       Treasury
                                     Additional     Deficit)         Other        Stock at Cost
                            Common    Paid in       Retained     Comprehensive     (2,132,059
                            Stock     Capital       Earnings     (Loss) Income       Shares)         Total
--------------------------------------------------------------------------------------------------------------
Balance,
  January 2, 2000          $ 5,613    $ 70,564    $     9,337      $   (165)        $(4,561)      $    80,788

Comprehensive loss:
  Net loss                                         (7,058,978)                                     (7,058,978)
  Changes during
   the year                                                          (1,053)                           (1,053)
-------------------------------------------------------------------------------------------------------------

Total comprehensive
  loss                                             (7,058,978)       (1,053)                       (7,060,031)
Stock options exercised
  (38,409 shares)               38          67                                                            105
-------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2000           5,651      70,631     (7,049,641)       (1,218)         (4,561)       (6,979,138)

Comprehensive income:
  Net income                                        6,995,257                                       6,995,257
  Changes during
   the period                                                          (284)                             (284)
-------------------------------------------------------------------------------------------------------------

Total comprehensive
  income                                            6,995,257          (284)                        6,994,973
Reorganization              35,870      46,200         54,384         1,502           4,561           142,517
-------------------------------------------------------------------------------------------------------------

Balance,
 April 2, 2001             $41,521    $116,831    $         -      $      -         $     -       $   158,352
=============================================================================================================

SUCCESSOR COMPANY:

Balance
 April 2, 2001             $41,521    $116,831    $         -      $      -         $     -       $   158,352

Comprehensive loss:
  Net loss                                             (5,577)                                         (5,577)
  Changes during
   the period                                                        (8,711)                           (8,711)
-------------------------------------------------------------------------------------------------------------

Total comprehensive
  loss                                                 (5,577)       (8,711)                          (14,288)
Stock options exercised
  (6,596 shares)                 7          12                                                             19
-------------------------------------------------------------------------------------------------------------

Balance,
 December 30, 2001          41,528     116,843         (5,577)       (8,711)              -           144,083
-------------------------------------------------------------------------------------------------------------

Comprehensive loss:
  Net loss                                             (2,825)                                         (2,825)
  Changes during
   the year                                                              64                                64
-------------------------------------------------------------------------------------------------------------

Total comprehensive
  loss                                                 (2,825)           64                            (2,761)
Stock options exercised
  (173,034 shares)             173         367                                                            540
Tax benefits associated
  with stock options                       248                                                            248
-------------------------------------------------------------------------------------------------------------
Balance,
  December 29, 2002        $41,701    $117,458    $    (8,402)     $(8,647)         $     -       $   142,110
=============================================================================================================

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)

Note A - Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Raytech Corporation and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The investment by third parties in Allomatic Products Company is accounted for as minority interest in the consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the current year's presentation. The more significant accounting policies follow:

1.       Nature of Operations

         Raytech Corporation and its subsidiaries manufacture and distribute engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company's operations are categorized into three business segments: Wet Friction, Dry Friction and Aftermarket. These segments are more fully described in Note F - Segment Information. Demand for the Company's product is derived primarily from the automotive original equipment markets for both manual and automatic transmissions, the original equipment markets for agriculture, construction and mining equipment and the aftermarket for primarily automatic transmission products. All of these markets are highly competitive and can be highly influenced by prevailing economic conditions.

         Raytech Corporation ("Raytech" or the "Company") was incorporated in June 1986 in Delaware and held as a subsidiary of Raymark Corporation ("Raymark"). In October 1986, Raytech became the publicly traded (NYSE) holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders whereby each share of common stock of Raymark was automatically converted into a share of Raytech common stock. In May 1988, Raytech divested all of the Raymark stock. In accordance with the restructuring plan, Raytech, through its subsidiaries, purchased certain non-asbestos businesses of Raymark. Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in numerous asbestos-related lawsuits as a successor in liability to Raymark. In order to stay the asbestos-related litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut.

2.       Emergence from Bankruptcy

         The Effective Date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes, the Company has accounted for the reorganization and fresh-start adjustments on April 2, 2001. All financial information prior to that date is presented as pertaining to the Predecessor Company while all financial information after that date is presented as pertaining to the Successor Company. Accordingly, the Statement of Operations includes the results of the reorganization and fresh-start adjustments in the period January 1, 2001 to April 2, 2001 as

         Predecessor Company information. Consequently, after giving effect to the reorganization and fresh-start adjustments, the financial statements of the Successor Company are not comparable to those of the Predecessor Company. For financial reporting purposes, the results of the Predecessor Company and the Successor Company cannot be combined for the 2001 fiscal year.

3.       Fiscal Year

         The Company reports on a 52-53 week fiscal year; the last three fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000.

4.       Cash Equivalents

         Cash equivalents are recorded at cost, which approximates fair value and consist of certificates of deposit with maturities of three months or less when purchased.

5.       Inventories

         Inventories are stated at the lower of cost or market with cost determined primarily by using the FIFO (first in, first out) method. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase and production of inventories.

6.       Property, Plant and Equipment

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

7.       Intangible Assets

         Intangible assets subsequent to April 2, 2001 consist of goodwill, trademarks, unpatented technology, and distribution base. The unpatented technology and distribution base are being amortized on a straight line basis between 6 and 20 years. The Company periodically evaluates the carrying value of these intangible assets when events and circumstances warrant such a review. The carrying value is considered impaired and written down to its appropriate value when the anticipated undiscounted cash flow from such asset is separately identified and is less than its carrying value. The goodwill and trademarks are considered to be indefinite-lived assets, and are not being amortized. The goodwill is reviewed for impairment at the reporting unit level annually. Trademarks are reviewed for impairment annually. The carrying value of trademarks and goodwill is considered impaired when the carrying value exceeds its implied fair value.

         Prior to April 2, 2001, intangible assets consisted of goodwill and the intangible pension asset. Goodwill was amortized on a straight-line basis over 40 years or less. The intangible pension asset was remeasured and adjusted annually through an actuarial calculation.

8.       Income Taxes

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

9.       Earnings Per Share

         Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares during the year.

10.      Translation of Foreign Currencies

         The local currencies of the Company's subsidiaries in Germany, the United Kingdom and China have been designated as their functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, historical rates for elements of stockholders' equity and an average exchange rate in effect during the year for revenue and expense items. The effects of translating the Company's foreign subsidiaries' financial statements are recorded as a component of other accumulated comprehensive loss in shareholders' equity. Gains and losses on intercompany foreign currency transactions that are of a long-term investment nature are reported as translation adjustments as a component of other accumulated comprehensive loss in shareholders' equity.

11.      Revenue Recognition

         In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which became effective in 2000, revenue from the sale of the Company's products is recognized upon shipment to the customer and when title has transferred. Substantially all of the Company's revenues are derived from fixed price purchase orders. Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized. The Company establishes bad debt reserves based on historical experience and believes that collections of revenues, net of the bed debt reserves, is reasonably assured.

12.      Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent assets and liabilities and the reported revenues and expenses made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include inventory, receivables and environmental reserves; depreciable lives of property, plant and equipment and intangible assets; pension and other post retirement and postemployment benefits; and the recoverable value of deferred tax assets.

13.      Environmental Matters

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

14.      Stock-Based Compensation

         SFAS No. 123 encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements. The Statement also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments using APB Opinion No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements.

         There was no pro forma impact on net income (loss) for the Successor Company or Predecessor Company during any of the periods presented. The options outstanding were fully vested in 1999. The fair value of the options granted during 1998 was estimated at $2.01 per common share on the date of grant, using the Black-Scholes option pricing model with the following assumptions: the expected volatility was 54%, the dividend yield was $0, the risk free interest rate used was 5.42% and the expected life of four years was used for the options.

15.      Website Access to Information

         Raytech maintains a website at www.raytech.com, which provides, free of charge, access to its annual report on Form 10-K, quarterly reports on Form 10-Q and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission.

16.      Recently Issued Accounting Pronouncements

         In May 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 145 (SFAS 145) "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Statement rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of the related income tax effect. SFAS No. 145 also amends SFAS 13 to require that certain lease modifications having economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company adopted the provisions of SFAS No. 145 as of April 1, 2002 except for the provisions which rescind SFAS 4, which will be adopted in fiscal 2003. SFAS 145 did not have an effect on the financial position or results of operations for 2002.

         In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullified Emerging Issues Tas Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 will be effective for the Company for exit or disposal activities that are initiated after December 31, 2002.

         In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148 (SFAS No. 148) "Accounting for Stock Based Compensation - Transition and Disclosure." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company adopted the disclosure provisions of this Statement as of December 29, 2002. Should the Company choose to implement the fair value based method for its stock-based compensation in the future, it will be required to adopt the remaining provisions of SFAS No. 148.

Note A,  continued

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003 are not subject to liability recognition but are subject to expanded disclosure requirements. We do not believe that the adoption of this Interpretation will have a material impact on our consolidated financial position or statement of operations.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." Under FIN 46, which requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. Raytech Corporation will adopt FIN 46 as it becomes effective but does not have any such entities.

Note B - Inventories

Net Inventories

Inventories, net of inventory reserves, are as follows:

                         Successor Company
                         -----------------
                         2002         2001
                         ----         ----
Raw material           $11,049      $ 10,829
Work in process          8,349         7,207
Finished goods          14,659        13,526
                       -------      --------

                       $34,057      $ 31,562
                       =======      ========

Inventory Reserves

                               Successor Company              Predecessor Company
                            --------------------------    -------------------------
                                       for the Period      for the Period
                                       Apr. 3, 2001 to     January 1, 2001
                             2002       Dec. 30, 2001     to April 2, 2001     2000
                             ----      ---------------    ----------------     ----
Beginning balance          $ 2,427       $  2,901             $ 3,025         $ 2,579
Provisions for obsolete
 and slow moving
 inventory                     858            407                  30             869
Charge-offs                   (111)          (881)               (154)           (423)
-------------------------------------------------------------------------------------

Ending balance             $ 3,174       $  2,427             $ 2,901         $ 3,025
=====================================================================================

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

Note C - Property, Plant and Equipment

        Property, plant and equipment, at cost, is summarized as follows:

----------------------------------------------------------------------
At                                             2002             2001
----------------------------------------------------------------------
Land                                         $  3,999         $  3,889

Buildings and improvements                     30,920           29,343

Machinery and equipment                        90,728           83,676

Capital leases                                    796              445

Construction in progress                        4,935            2,325
                                             --------         --------
                                              131,378          119,678

Less accumulated depreciation                 (25,257)         (10,386)
                                             --------         --------

Net property, plant and equipment            $106,121         $109,292
                                             ========         ========

         The estimated useful life for buildings and improvements range from 5 to 40 years; the estimated useful lives for machinery and equipment range from 3 to 20 years.

         In connection with the implementation of fresh-start reporting on April 2, 2001, the Company adjusted the value of property, plant and equipment to reflect the fair values of the assets as determined by independent third-party appraisers. This included the elimination of accumulated depreciation on that date.

         Capital leases consist primarily of automobiles, telephones and computer equipment and are amortized over the economic life of the assets or the term of the leases, whichever is shorter. Maintenance and repairs charged to expense amounted to approximately $9,355 for 2002 (Successor Company), $6,651 for the period April 3, 2001 to December 30, 2001 (Successor Company), $2,028 for the period January 1, 2001 to April 2, 2001 (Predecessor Company), and $10,601 for 2000 (Predecessor Company). Depreciation expense relating to property, plant and equipment was $14,943 for the year ended 2002 (Successor Company). Depreciation expense was $10,585 for the period April 3, 2001 to December 30, 2001 (Successor Company), $3,180 for the period January 1, 2001 to April 2, 2001 (Predecessor Company) and $11,545 for 2000 (Predecessor Company).

Note D - Debt

Debt consists of the following:

                                    2002                             2001
                      Current   Non-Current   Total    Current   Non-Current    Total

Domestic bank debt   $ 11,306    $      -    $ 11,306  $  6,209   $  2,750    $  8,959
Foreign bank debt       3,609       4,095       7,704     3,934      3,895       7,829
                     --------    --------    --------  --------   --------    --------
Total bank debt        14,915       4,095      19,010    10,143      6,645      16,788
Leases                    176         198         374       119        175         294
                     --------    --------    --------  --------   --------    --------

Total borrowings     $ 15,091    $  4,293    $ 19,384  $ 10,262   $  6,820    $ 17,082
                     ========    ========    ========  ========   ========    ========

         The aggregate maturities of debt are as follows:

2003                 $ 15,091
2004                      982
2005                      786
2006                      751
2007                      697
Thereafter              1,077
                     --------
                     $ 19,384
                     ========

         The domestic bank debt of the Company is at variable interest rates, and the carrying amount approximates fair value. The Company maintains certain of its foreign borrowings in fixed rate debt which approximates market value.

Domestic Bank Debt

The Company, through its subsidiaries Raybestos Products Company and Raytech Automotive Components Company, maintains a Loan and Security Agreement ("Agreement"), with Congress Financial Corporation ("Congress"). The Agreement provides for Raybestos Products Company ("RPC") and Raytech Automotive Components Company ("RACC") to borrow up to $30 million in the aggregate. The Agreement consists of a $25 million revolving line of credit and a term loan of $5 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. The term note is payable in 36 monthly payments of $83, commencing November 1, 2000 and maturing on September 30, 2003, with the final payment being the remainder of the balance. The revolving line of credit also matures September 30, 2003. The revolving line of credit and the term note are collateralized by accounts receivable, inventory and machinery and equipment. The notes bear interest at either 2.25% above the adjusted Eurodollar rate or prime rate at the discretion of the Company. The interest rates at December 29, 2002 and December 30, 2001 were 4.25% and 5.0%, respectively. The agreement includes certain covenants, the most restrictive of which requires the borrowers to maintain quarterly minimum twelve-month rolling earnings before interest, taxes, depreciation and amortization (EBITDA) of $15 million. At December 29, 2002 and December 30, 2001, the net pledged assets of RPC and RACC amounted to $90.3 million and $90.9 million, respectively, consisting of cash, accounts receivable, inventory, property, plant and equipment and all other tangible and intangible assets. At December 29, 2002 and December 30, 2001, the outstanding balance from the revolving line of credit amounted to $8.6 million and $5.2 million, respectively, with $5.0 million and $6.1 million, respectively, available in additional Note D, continued borrowings (availability is determined based on qualified accounts receivable and inventory). The balance under the term loan at December 29, 2002 and December 30, 2001 was $2.7 million and $3.7 million, respectively, of which $2.7 million and $1.0 million is classified as current at December 29, 2002 and December 30, 2001, respectively.

         The Company is reviewing borrowing alternatives and intends to enter into a new lending arrangement by September 2003.

Foreign Bank Debt

         The Company's wholly-owned German subsidiary, Raybestos Industrie-Produkte GmbH ("RIP"), has available lines of credit with several German banks amounting to EUR5.0 million ($5.2 million) as of December 29, 2002 and EUR4.1 ($3.6 million) at December 30, 2001. Interest is charged at rates between 5.07% and 8.0%. The lines are repayable on demand. The amounts outstanding under these available lines of credit at December 29, 2002 and December 30, 2001 (which includes Raytech Composites Europe ["RCE"] in 2001) were EUR1.4 million ($1.4 million) and EUR2.7 million ($2.4 million), respectively, and are classified as current debt. At December 29, 2002 and December 30, 2001, the remaining available lines of credit amounted to EUR3.6 million ($3.8 million) and EUR1.3 million ($1.2 million), respectively.

         At December 29, 2002 and December 30, 2001, RIP and RCE had various loan agreements with Commerzbank for EUR4.5 million ($4.8 million). The maturities range from September 2006 through December 2012. The loans bear interest at rates ranging from 2.5% through 6.2%. At December 29, 2002 and December 30, 2001, respectively, the net pledged assets amounted to EUR10.2 million ($10.7 million) and EUR10.8 million ($9.6 million), consisting of machinery and equipment. At December 29, 2002 and December 30, 2001 the outstanding balances were EUR4.5 ($4.8 million) and EUR4.9 million ($4.3 million), respectively. The current portion of this debt is EUR.6 million ($.7 million) and EUR.5 million ($.4 million) at December 29, 2002 and December 30, 2001, respectively.

         In September 2002, the Company's wholly-owned Chinese subsidiary [Raybestos Friction Products (Suzhou) Co. Ltd. ("RFP")] entered into a loan agreement with the ABC Bank of China. The loan bears interest at 2.58% per annum and matures in September 2003. As of December 29, 2002 the loan amounted to Rmb 9 million ($1.1 million) and is classified as current debt. In July 2002, RFP entered into a loan agreement with the ABC Bank of China for Rmb 5.0 million ($.6 million). The loan bears interest at 2.76% per annum and matures in July 2003. As of December 29, 2002, the balance due on the loan amounted to Rmb 3.3 ($.4 million) and is classified as current debt.

         In December 2001, RFP entered into a loan agreement with the Industrial and Commercial Bank of China. The loan bears interest at 5.85% per annum and matured in December 2002. As of December 30, 2001, the balance due on the loan amounted to Rmb 4.0 million ($.5 million) and is classified as current debt. In December 2000, RFP entered into a loan agreement with the Industrial and Commercial Bank of China for Rmb 5.0 million ($.6 million). The loan bears interest at 5.94% per annum and matured in December 2002. This was classified as current in 2001.

         The weighted average rates on all domestic and foreign bank notes payable at December 29, 2002 and December 30, 2001 were 4.04% and 5.81%, respectively.

Note Payable to Former AFM Principal

         The note payable to the former AFM principal dated April 1998 was settled in October 2001. The settlement agreement required a payment of $3.1 million. Prior to the settlement, the Company had a note payable of $3.0 million and accrued interest of $1.6 million recorded related to this debt. Accordingly, the Company has recognized an extraordinary gain in the fourth quarter of 2002 in the amount of $1.0 million net of taxes of $.6 million.

Raymark Debt

         The Raymark debt is the result of the purchase of the Wet Clutch and Brake Division and a German subsidiary from Raymark in 1987. Prior to April 2, 2001, costs incurred by the Company, which were subject to an indemnification clause contained in the debt agreement, were being applied as a reduction of the note obligation. These costs amounted to $0 for the period January 1, 2001 to April 2, 2001 (Predecessor Company) and $9.6 million for 2000 (Predecessor Company).

         Upon emergence from the Plan of Reorganization, the Raymark debt was canceled per agreement between Raymark and Raytech. The amount canceled amounted to $10,709 plus accrued interest.

NOTE E - Litigation

         The Company is subject to certain legal matters that have arisen in the ordinary course of business, and management does not expect them to have a material adverse effect. In addition, the Company is involved in the following litigation.

         In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. Three additional insurers have been added to the Reliance case as ordered by the District Court. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has prepared a plan for implementation and is in compliance with the cleanup Order. The Company has estimated that the cost to comply with the Order will be approximately $14.3 million of which $7.3 million has been spent through December 29, 2002. The remaining balance of $7.0 million is included in accrued liabilities. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA.

         Prior to IDEM's relinquishment of control of the cleanup to the EPA, IDEM and RPC had reached an Agreed Order providing for a risk-based remediation of the contamination different from the EPA's Order. IDEM withdrew from the Agreed Order, which was ruled to be a breach of contract by an Indiana State Superior Court. In July 2002, RPC filed an action against IDEM for damages based on the difference between the costs of cleanup under the EPA Order and the IDEM Agreed Order. The outcome of this litigation is not known.

         In February 2002, lawyers claiming to represent the Committee of Equity Holders filed a motion in U.S. Bankruptcy Court to compel Raytech to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in Raytech or their successors or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares to the original shareholder group, or to retire shares held by the general unsecured creditor shareholder group. This might directly impact the earnings per share calculations of the Company. The Company has filed a motion for summary judgment asking the Court to dismiss the action.

         On January 8, 2002, the Michigan Department of Environmental Quality ("MDEQ") sent the Company a letter alleging responsibility for trichloroethylene ("TCE") contamination at a Ferndale, Michigan, industrial site formerly occupied by Advanced Friction Materials Company ("AFM") from 1974 to 1985. AFM was acquired by the Company in 1998. The Company is cooperating with the MDEQ in evaluating the subsurface of the site to obtain data concerning the alleged contamination. The Company's liability at this site is indeterminable at this time.

Note F - Segment Reporting

         The Company's operations are categorized into three business segments based on management structure, product type and distribution channel as described below.

         The Wet Friction segment produces specialty engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company markets its products to automobile original equipment manufacturers and heavy duty original equipment manufacturers, as well as farm machinery, mining, truck and bus manufacturers.

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

         In 2001, the Company recorded the impact of fresh-start reporting as a part of its corporate expenses. As a result, the segments do not reflect any adjustments for fresh-start accounting (see Note R). The Company in 2002 continues to report those adjustments related to fresh-start accounting as corporate expenses.

         Information relating to operations by industry segment follows:

                                             Successor Company             Predecessor Company
                                      ----------------------------     -----------------------------
                                               April 3, 2001           January 1, 2001
                                         2002    December 30, 2001     to April 2, 2001      2000
                                      ----------------------------     -----------------------------
NET SALES
Wet Friction                          $137,930       $ 95,512              $ 37,047      $   165,113
Aftermarket                             46,192         34,384                13,111           58,473
Dry Friction                            35,244         22,074                 8,147           29,306
Intersegment elimination (1)            (9,500)        (5,920)               (3,100)         (13,360)
                                      --------       --------              --------      -----------
Net sales to external customers       $209,866       $146,050              $ 55,205      $   239,532
                                      ========       ========              ========      ===========

GROSS PROFIT
Wet Friction                          $ 19,724       $ 15,201              $  5,513      $    35,676
Aftermarket                             12,993          9,814                 3,555           17,253
Dry Friction                             8,856          4,829                 2,272            6,613
Corporate                               (4,802)        (8,384)                   54              (53)
                                      --------       --------              --------      -----------
Consolidated                          $ 36,771       $ 21,460              $ 11,394      $    59,489
                                      ========       ========              ========      ===========

OPERATING PROFIT (LOSS)(2)
Wet Friction                          $  3,276       $  3,387              $  1,327      $    18,102
Aftermarket                              7,990          6,035                 2,109           10,806
Dry Friction                             2,452            603                   754              716
Corporate (4)                          (15,404)       (20,235)               99,304       (7,213,533)
                                      --------       --------              --------      -----------
Consolidated                          $ (1,686)      $(10,210)             $103,494      $(7,183,909)
                                      ========       ========              ========      ===========

DEPRECIATION
Wet Friction                          $  8,945       $  6,161              $  2,112      $     7,869
Aftermarket                              1,553          1,167                   491            1,579
Dry Friction                             2,664          1,607                   563            2,051
Corporate                                1,781          1,650                    14               46
                                      --------       --------              --------      -----------
Consolidated                          $ 14,943       $ 10,585              $  3,180      $    11,545
                                      ========       ========              ========      ===========

INTEREST EXPENSE, NET
Wet Friction                          $  1,282       $    409              $    242(3)   $     1,353(3)
Aftermarket                                (39)            20                    44              239(3)
Dry Friction                               841            412                   154              452
Corporate                               (1,181)            32                     4              174
                                      --------       --------              --------      -----------
Consolidated                          $    903       $    873              $    444      $     2,218
                                      ========       ========              ========      ===========

EXPENDITURES FOR PROPERTY, PLANT,
  AND EQUIPMENT
Wet Friction                          $  5,010       $  4,707              $  1,822      $     8,491
Aftermarket                              1,068          1,061                   127            2,299
Dry Friction                             3,444          1,669                   768            2,680
Corporate                                  126             51                     -               69
                                      --------       --------              --------      -----------
Consolidated                          $  9,648       $  7,488              $  2,717      $    13,539
                                      ========       ========              ========      ===========

SEGMENT ASSETS
Wet Friction                          $ 95,369       $ 97,821              $113,403      $   110,404
Aftermarket                             31,031         27,376                32,427           33,473
Dry Friction                            32,230         39,869                23,591           22,927
Corporate                              135,591        155,722               154,215          153,512
                                      --------       --------              --------      -----------
Consolidated                          $294,221       $320,788              $323,636      $   320,316
                                      ========       ========              ========      ===========

                                          Successor Company            Predecessor Company
                                      --------------------------    --------------------------
                                                April 3, 2001 to    January 1, 2001
                                        2002    December 30, 2001   to April 2, 2001   2000
                                      ---------------------------   --------------------------
LONG-LIVED ASSETS BY
  GEOGRAPHIC LOCATION
United States                         $ 84,996      $ 90,747          $ 65,525        $ 65,438
Germany                                 13,362        11,356             9,291          10,012
Other foreign countries                  7,763         7,189             7,322           7,255
                                      --------      --------          --------        --------
Consolidated                          $106,121      $109,292          $ 82,138        $ 82,705
                                      ========      ========          ========        ========

SALES BY GEOGRAPHIC LOCATION
United States                         $161,020      $116,129          $ 43,379        $199,634
Germany                                 38,218        25,094            10,485          36,454
Other foreign countries                 10,628         4,827             1,341           3,444
                                      --------      --------          --------        --------
Consolidated                          $209,866      $146,050          $ 55,205        $239,532
                                      ========      ========          ========        ========

SALES TO CUSTOMERS IN EXCESS
  OF 10% OF TOTAL SALES
Customer A                            $ 30,324      $ 20,872          $  7,276        $ 31,159
Customer B                              23,948        20,501             7,640          36,820
Customer C                              18,701        10,068             3,076          18,430

    (1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation.

    (2) The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of income before provision for asbestos litigation, provision for environmental and other claims, income taxes, minority interest, and extraordinary items.

    (3)  Interest on debt due to affiliate and to Raymark.

    (4) Includes the cost of operating the corporate office, the impact of recording the liabilities subject to compromise in 2000, and the impact of the reorganization costs and fresh-start accounting in 2001.

Note G - Income Taxes

         For tax reporting purposes, the Company's emergence from bankruptcy did not create a new tax reporting entity. Accordingly, the adjustments to adopt fresh-start accounting are not applicable for the Company's tax reporting. Therefore, with the exception of goodwill, these adjustments have created new deferred tax items in 2001.

         (Loss) income before (provision) benefit for income taxes, minority interest and extraordinary items consists of:

                             Successor Company                       Predecessor Company
                      -------------------------------        --------------------------------
                      For the Year     for the Period        for the Period      For the Year
                          Ended       April 3, 2001 to       January 1, 2001        Ended
                          2002       December 30, 2001       to April 2, 2001       2000
                      ------------   -----------------       ----------------   -------------
Domestic                $(2,513)        $  (7,959)             $    101,882     $  (7,186,663)
Foreign                     827            (2,251)                    1,612             2,754
                        -------         ---------              ------------     -------------
                        $(1,686)        $ (10,210)             $    103,494     $  (7,183,909)
                        =======         =========              ============     =============

         The Company's income tax (provision) benefit consists of the following:

                             Successor Company                    Predecessor Company
                      -------------------------------        ------------------------------
                      For the Year     for the Period        for the Period    For the Year
                         Ended        April 3, 2001 to       January 1, 2001     Ended
                          2002       December 30, 2001       to April 2, 2001     2000
                      ------------   -----------------       ----------------  ------------
  Federal              $ (1,373)         $ (1,045)              $ (1,265)      $   (7,698)
  State                    (620)             (501)                  (127)          (1,823)
  Foreign                  (159)             (104)                   (77)            (330)
Deferred:
  Federal                 1,973             5,668                (26,797)         118,236
  State                     203               546                 (2,580)          18,494
  Foreign                  (108)                -                      -             (457)
                       --------          --------               --------       ----------
Total income taxes     $    (84)         $  4,564               $(30,846)      $  126,422
                       ========          ========               ========       ==========

         Reconciliation of (loss) income from operations multiplied by the statutory federal tax rate to reported income tax (provision) benefit is summarized as follows:

                                             Successor Company                     Predecessor Company
                                      --------------------------------       ------------------------------
                                      For the Year    for the Period         for the Period    For the Year
                                         Ended       April 3, 2001 to        January 1, 2001      Ended
                                          2002       December 30, 2001       to April 2, 2001      2000
                                      ------------   -----------------       ----------------  ------------
Pretax (loss) income
  multiplied by the
  statutory rate (35%)                  $    590         $   3,574             $   (36,223)    $  2,514,368

   Increases (decreases)
     resulting from:
   Effect of foreign income
     taxes net of loss
     carryforwards utilized                   22              (892)                    487              177
   Reorganization adjustments                  -              (275)                  8,202                -
   Utilization of tax credits                  -                 -                       -              205
   Net change in federal
     valuation allowance                       -                 -                       -       (2,397,794)
   State income taxes, net
     of federal benefit                     (271)               29                  (1,759)          10,836
   Adjustment of prior years'
     accruals                                  -             1,425                       -             (628)
   Raymark indemnification
     payments                                  -                 -                       -              896
   Raymark pension provision                (412)                -                       -                -
   Amortization of nondeductible
     intangibles                               -                 -                     (72)            (294)
   Other                                     (13)              703                  (1,481)          (1,344)
                                        --------         ---------             -----------     ------------
Income tax (provision) benefit          $    (84)        $   4,564             $   (30,846)    $    126,422
                                        ========         =========             ===========     ============

Note G,  continue

Deferred tax assets (liabilities) are comprised of the following:

                                              Successor Company
                                         --------------------------
                                         2002                  2001
                                         ----                  ----
Tax benefit to PI Trust                $ 42,356             $  41,759
Raytech minimum pension liability           360                     -
Excess of book provisions
  over tax deductions                     5,403                 5,171
Postretirement benefit                    5,531                 5,030
Excess of tax basis over
  book basis of assets due
  to restructuring                          655                   863
Foreign loss carryforwards                1,286                   916
Non PI Trust net operating
  loss carryforwards                        963                     -
Other                                         -                     -
                                         ------                ------
Gross deferred tax assets                56,554                53,739
Deferred tax asset
  valuation allowance                    (1,063)                 (543)
                                         ------                ------
Deferred tax assets                      55,491                53,196
Excess of book basis of
  intangibles over tax basis            (13,735)              (14,589)
Excess of book basis of fixed
  assets over tax basis                 (17,318)              (17,327)
                                       --------             ---------
Net deferred tax asset                 $ 24,438             $  21,280
                                       ========             =========

         In connection with the Company's emergence from bankruptcy, the Company recorded an income tax receivable and payable to the PI Trust in the amount of $38 million resulting from net operating losses arising from the transfer of stock and cash to the PI Trust carried back to 1991 through 2000. Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. During 2002, Raytech received tax refunds of $33.1 million, which were paid to the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses created by the reorganization, and contributions made to the Raymark pension plan. To the extent that Raytech Corporation generates losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing future operating losses between the PI Trust and Raytech Corporation has not been determined at this time. The Company has tax loss carryforwards of $74.8 million and tax credit carryforwards of $1.2 million at December 29, 2002. The net operating loss carryforwards are allocated between Raytech Corporation and the PI Trust in the amounts of $2.8 million and $72.0 million, respectively. Additional tax recoveries expected to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $42.4 million at December 29, 2002 and $41.8 million at December 30, 2001.

         The Company is under audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit, or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

         At December 29, 2002, the Company had foreign loss carryforwards of $4.1 million (Germany $.6 million and U.K. $3.5 million), which do not expire. A full valuation allowance has been provided against the tax benefit of the U.K. carryforwards due to uncertainty of future profitability of these operations.

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

         The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.3 million at December 29, 2002, if all of APC's earnings were to be distributed through the distribution of dividends.

Note H - Liquidity

         Cash and cash equivalents at December 29, 2002 were $20.0 million compared to $14.5 million at December 30, 2001, an increase of $5.5 million year-over-year. Cash flow from operating activities for the 2002 year was $13.0 million compared to $14.2 million in 2001, a decrease of $1.2 million year-over-year. Capital expenditures for the 2002 year of $9.6 million were approximately the same compared to the 2001 capital expenditures of $10.2 million. Both years' capital expenditures were in line with management's expectations. The net cash from financing activities for 2002 of $1.8 million compares to net cash used in financing activities in 2001 of $3.1 million, a change year-over-year of $4.9 million. The net cash provided by financing activities in 2002 represents net borrowings of $1.3 million in addition to the proceeds from the exercise of stock options of $.5 million.

         Accounts receivable at December 29, 2002 of $26.6 million compares to $23.0 million at December 30, 2001, an increase of $3.6 million. Days sales in accounts receivable at year-end 2002 of 46 days compares to 42 days sales in accounts receivable at year-end 2001, an increase of 4 days.

         Inventory at year-end 2002 of $34.1 million compares to $31.6 million at year-end 2001, an increase of $2.5 million. Days sales in inventory at year-end 2002 of 72 days represents an increase of 4 days over the 2001 level of 68 days.

         The Company maintains borrowing facilities both domestically and with foreign lenders, the details of which are contained in Note D to the Notes to the Consolidated Financial Statements. The following represents the outstanding debt and available lines of credit at year-end 2002 and 2001:

                                              (in thousands)
                                    2002                            2001
                     -------------------------------  ------------------------------
                      Current  Non-Current   Total     Current  Non-Current  Total
                     --------  -----------   -----    --------  -----------  ------
Domestic bank debt   $ 11,306    $      -   $ 11,306  $  6,209   $  2,750   $  8,959
Foreign bank debt       3,609       4,095      7,704     3,934      3,895      7,829
                     --------    --------   --------  --------   --------   --------
Total bank debt        14,915       4,095     19,010    10,143      6,645     16,788
Leases                    176         198        374       119        175        294
                     --------    --------   --------  --------   --------   --------

Total borrowings     $ 15,091    $  4,293   $ 19,384  $ 10,262   $  6,820   $ 17,082
                     ========    ========   ========  ========   ========   ========

Available lines of credit:

                                       2002              2001
                                       ----              ----
Domestic                             $ 5,006           $ 6,129
Foreign                                3,829             1,265
                                     -------           -------

Total                                $ 8,835           $ 7,394
                                     =======           =======

         The current domestic loan agreement with Congress Financial Corporation has a covenant requiring the borrowing companies to maintain a twelve-month rolling earnings before interest, taxes, depreciation and amortization (EBITDA) of $15 million (see Note D).

         The domestic borrowing facility matures in September 2003. The Company is reviewing borrowing alternatives and intends to enter into a new lending arrangement by September 2003.

         The Company assumed the liability for the Raymark pension plans as part of the reorganization. Funding for the plans in 2003 is expected to be approximately $7.6 million.

         The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency (EPA) at its manufacturing facility in Crawfordsville, Indiana. The Company reevaluated the projected cost to complete this project in 2002 and determined that, based on work completed to date, the estimate previously received from its environmental engineering firm was not sufficient to complete the project. The Company has employed a new environmental engineering firm and a new construction company to complete this project. The scope of the cleanup plan has not changed, and the additional charge recorded during the year, of $5.4 million, is expected to be sufficient to complete this project.

         The Company has an accrued liability at December 29, 2002 of $7.0 million for the completion of the remediation. The Company began the year with an accrued liability of $6.8 million, reduced by payments of $5.2 million and increased by an additional accrual of $5.4 million, providing for the ending accrual of $7.0 million. This remediation project is more fully described under the heading Provision for Environmental Remediation. Additionally, see Note E to the Notes to the Consolidated Financial Statements.

         Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At December 29, 2002, the Company had tax loss carryforwards of $ 74.8 million and tax credit carryforwards of $1.2 million. The net operating loss carryforwards are allocated between Raytech Corporation and the PI Trust in the amounts of $2.8 million and $72.0 million, respectively. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the net operating losses created by the reorganization, and contributions made to the Raymark pension plan. To the extent Raytech Corporation generates net operating losses in future periods, exclusive of net operating losses attributable to the payments discussed above, those net operating losses will be retained by the Company. The method of allocation in utilizing future net operating losses between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries expected to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $42.4 million at December 29, 2002 and $41.8 million at December 30, 2001.

         The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit, or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax assets associated with, and liability payable to, the PI Trust.

         Management believes that existing cash balances, the Company's ability to replace the current lending facility and cash flow from operations during 2003 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments.

Note I - Earnings Per Share

                                                   Successor Company                           Predecessor Company
                                            --------------------------------------------------------------------------
                                                               for the Period         For the Period
                                                              April 3, 2001 to       January 1, 2001 to
                                                2002           Dec. 30, 2001           April 2, 2001           2000
                                            --------------------------------------------------------------------------
Basic EPS Computation
Numerator:
 (Loss) income before
    extraordinary items                     $    (2,825)        $    (6,531)            $    72,334        $(7,058,978)
  Extraordinary items                                 -                 954               6,922,923                  -
                                            -----------         -----------             -----------        -----------
  Net (loss) income                         $    (2,825)        $    (5,577)            $ 6,995,257        $(7,058,978)
                                            ===========         ===========             ===========        ===========

Denominator:
  Weighted average shares                    41,528,520          41,521,924               3,519,313          3,480,904
  Weighted average shares issued
    as a result of reorganization                     -                   -                 413,072                  -
Weighted average stock options
    exercised                                    79,537               5,383                       -             21,618
                                            -----------         -----------             -----------        -----------
  Adjusted weighted average shares           41,608,057          41,527,307               3,932,385          3,502,522
                                            ===========         ===========             ===========        ===========

Basic (loss) earnings per share:
  (Loss) income before
    extraordinary items                     $      (.07)        $      (.15)            $     18.39        $ (2,015.40)
  Extraordinary items                                 -                 .02                1,760.49                  -
                                            -----------         -----------             -----------        -----------
  Net (loss) income                         $      (.07)        $      (.13)            $  1,778.88        $ (2,015.40)
                                            ===========         ===========             ===========        ===========

Diluted EPS Computation
Numerator:
  (Loss) income before
    extraordinary items                     $    (2,825)        $    (6,531)            $    72,334        $(7,058,978)
  Extraordinary items                                 -                 954               6,922,923                  -
                                            -----------         -----------             -----------        -----------
  Net (loss) income                         $    (2,825)        $    (5,577)            $ 6,995,257        $(7,058,978)
                                            ===========         ===========             ===========        ===========

Denominator:
  Weighted average shares                    41,528,520          41,521,924               3,519,313          3,480,904
  Weighted average shares issued
    as a result of reorganization                     -                   -                 413,072                  -
  Weighted average stock options
    exercised                                    79,537               5,383                       -             21,618
  Dilutive potential common shares                    -                   -                  13,897                  -
                                            -----------         -----------             -----------        -----------
  Adjusted weighted average shares
    and equivalents                          41,608,057          41,527,307               3,946,282          3,502,522
                                            ===========         ===========             ===========        ===========

Diluted (loss) earnings per share:
  (Loss) income before
     extraordinary items                    $      (.07)        $      (.15)            $     18.33        $ (2,015.40)
  Extraordinary items                                 -                 .02                1,754.29                  -
                                            -----------         -----------             -----------        -----------
  Net (loss) income                         $      (.07)        $      (.13)            $  1,772.62        $ (2,015.40)
                                            ===========         ===========             ===========        ===========

Note I, continued

         The dilutive potential common shares from outstanding stock options of 70,707, 9,658 and 26,853 for 2002 (Successor Company), the period April 3, 2001 to December 30, 2001 (Successor Company) and 2000 (Predecessor Company), respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect due to the Company incurring a net loss for the period.

         Options to purchase 483,815, 487,550 and 495,020 shares of common stock at $4.25 were outstanding during the period April 3, 2001 to December 30, 2001 (Successor Company), the period January 1, 2001 to April 2, 2001 (Predecessor Company) and for 2000 (Predecessor Company), respectively. These shares were not included in the computation of diluted earnings per share because the option's exercise price was greater than average market price of the common shares.

         In connection with the Plan of Reorganization, 38 million shares were issued.

         On February 12, 2002, the Official Committee of Equity Security Holders filed a motion in the United States Bankruptcy Court objecting to the allocation of common shares under the Plan of Reorganization between the unsecured creditors and the existing equity holders. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares, or to retire shares, in the future. This might directly impact the earnings per share calculations of the Company.

Note J - Stock Option Plans

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

         In 2002, the shareholders approved the adoption of the Incentive Compensation Plan ("2002 Plan"). Types of grants covered under the 2002 Plan at the discretion of the Board of Directors include Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Stock Awards, and Cash-Based Awards. No grants have been made under the 2002 Plan. The total number of shares reserved for issuance under the 2002 Plan is 4,000,000. Such shares have been previously authorized but unissued and will be registered and listed on the New York Stock Exchange.

         Changes during the three years ended December 29, 2002 in shares under option were as follows:

                                    Successor Company                   Predecessor Company
                       --------------------------------------------    ---------------------
                                     2002                    2001                     2000
                       --------------------   ---------------------    ---------------------
                                   Weighted                Weighted                 Weighted
                                    Average                Average                   Average
                                   Exercise                Exercise                 Exercise
                        Options      Price     Options      Price      Options        Price
                        -------    -------     -------     --------    -------      -------
Outstanding at
 beginning of year      573,757     $ 3.78     700,413      $3.79      758,013       $3.73
Exercised              (173,034)      3.13      (6,596)      2.75      (38,409)       2.75
Lapsed                  (53,234)      2.89           -          -            -           -
Canceled                (15,472)      4.03    (120,060)      3.92      (19,191)       3.33
                        -------               --------                 -------       -----

Outstanding at
  end of year           332,017     $ 4.25     573,757      $3.78      700,413       $3.79
                        =======     ======    ========      =====      =======       =====

Options exercisable
 at end of year         332,017     $ 4.25     573,757      $3.78      700,413       $3.79
                        =======     ======    ========      =====      =======       =====

         There were no options available for future awards at December 29, 2002, December 30, 2001, and December 31, 2000 under the 1990 Plan.

         Options outstanding and exercisable at December 29, 2002 were as follows:

                                    Options Outstanding         Options Exercisable
--------------------------------------------------------    -----------------------
                                    Weighted
                                    Average     Weighted                 Weighted
                                   Remaining     Average                  Average
   Range of         Number        Contractual   Exercise       Number    Exercise
Exercise Price    Outstanding        Life         Price     Exercisable    Price
--------------    -----------     -----------   --------    -----------  --------
  $    4.25         332,017          5.62       $   4.25      332,017    $  4.25

Note K - Employee Benefits

         Raytech Corporation sponsors both defined benefit plans and defined contribution plans for certain groups of employees and additionally, assumed the role of plan sponsor for two Raymark defined benefit plans as a result of the emergence from bankruptcy. Raytech also provides a post retirement benefit plan, which covers the hourly workers at the Crawfordsville, Indiana, facility and certain other employees who qualify for benefits based on age and years of service.

         The plans are summarized as follows:

         - The Raytech Corporation Retirement Plan for Hourly Employees provides defined benefits for the hourly employees located at the Crawfordsville, Indiana, manufacturing facility.

         - The German pension plan provides for defined benefits for certain salaried employees of Raytech's German subsidiary.

         - The Raymark Industries, Inc. Retirement Plan for Hourly Paid Employees provides for defined benefits for hourly employees of the former Raymark Corporation. There are two separate plans based on the former manufacturing locations of Raymark.

         - The Postretirement Benefit Plan provides for certain welfare benefits for hourly employees of the Crawfordsville, Indiana, facility. In addition, certain other employees of Raytech are eligible for these benefits based on a combination of years of service and age.

         - The Company also sponsors certain defined contribution plans for salaried and hourly employees. The contributions are based on a percent of annual base compensation, the percentage ranging from 4% to 6%, dependent on performance to Plan. Company contributions to the defined contribution plans were $520 for 2002 (Successor Company) and $409 for the period April 3, 2001 through December 30, 2001. Contributions were $150 for the period January 1, 2001 through April 2, 2001 and $874 in 2000 (Predecessor Company).

Financial Disclosures of Employee Benefits

RAYTECH PENSION PLAN                                Successor Company
--------------------                               -------------------
                                                     2002        2001
                                                   -------      ------
Change in benefit obligations
Projected benefit obligations at
  beginning of year                                $ 5,779      $4,618
Service cost                                           344         324
Interest cost                                          395         353
Actuarial loss                                         461         592
Benefits paid                                         (135)       (108)
                                                   -------      ------
Projected benefit obligations at end of year       $ 6,844      $5,779
                                                   =======      ======

Change in plan assets
Fair value of plan assets
  at beginning of year                             $ 5,317      $4,382
Actual return on plan assets                           292         279
Employer contribution                                    -         764
Benefits paid                                         (135)       (108)
                                                   -------      ------
Fair value of plan assets
  at end of year                                   $ 5,474      $5,317
                                                   =======      ======

Funded Status Reconciliation
Funded status                                      $(1,370)     $ (462)
Unrecognized actuarial loss                            923         439
                                                   -------      ------
Net amount recognized                              $  (447)     $  (23)
                                                   =======      ======

Amounts recognized in the statements
  of financial position consist of:
Accrued benefit liability                          $(1,370)     $ (462)
Accumulated other
  comprehensive loss                                   923         439
                                                   -------      ------
Net amount recognized                              $  (447)     $  (23)
                                                   =======      ======

Weighted average assumptions
Discount rate                                         6.50%       7.00%
Expected return on plan assets                        6.00%       6.00%
Rate of compensation increase                          n/a         n/a

                                     Successor Company         Predecessor Company
                                  ------------------------   -----------------------
                                           for the Period    for the Period
                                          April 3, 2001 to   January 1, 2001
Net Periodic Benefit Expense      2002    December 30, 2001  to April 2, 2001  2000
----------------------------      ----    -----------------  -----------------------
Service cost                     $  344         $ 243             $   81       $ 302

Interest cost obligations           395           265                 88         302

Expected return on plan assets     (315)         (208)               (65)       (217)

Amortization of prior
 service costs                        -             -                  9          37
                                 ------         -----             ------       -----

 Total net periodic benefit
  cost                           $  424         $ 300             $  113       $ 424
                                 ======         =====             ======       =====

         In connection with the implementation of fresh-start reporting on April 2, 2001, the Company increased the value of the liability related to the Raytech pension plan by $.8 million to reflect the present value of future obligations.

Raytech German Pension

         The Company's German subsidiaries have unfunded defined benefit plan covering certain employees.

                                                 Successor Company
                                                 -----------------
GERMAN PLAN                                       2002        2001
-----------                                       ----        ----
Change in benefit obligations
Projected benefit obligations at
  beginning of year                             $ 2,455     $ 2,611
Service cost                                         75          58
Interest cost                                       154         144
Actuarial loss (gain)                                47        (127)
Benefits paid                                       (89)        (96)
Translation adjustment                              535        (135)
                                                -------     -------

Projected benefit obligations at end of year    $ 3,177     $ 2,455
                                                =======     =======

Accumulated benefit obligations                 $ 3,037     $ 2,012
                                                =======     =======

Change in plan assets
Fair value of plan assets
  at beginning of year                          $     -     $     -
Actual return on plan assets                          -           -
Employer contribution                                89          96
Plan participants' contributions                      -           -
Benefits paid                                       (89)        (96)
                                                -------     -------

Fair value of plan assets
  at end of year                                $     -     $     -
                                                =======     =======

Note K, continued

                                                 Successor Company
                                                 -----------------
                                                  2002        2001
                                                  ----        ----
Funded Status Reconciliation
Funded status                                   $(3,177)    $(2,012)
Unrecognized actuarial loss                         599           -
                                                -------     -------
Net amount recognized                           $(2,578)    $(2,012)
                                                =======     =======

Amounts recognized in the statements
   of financial position consist of:
Accrued benefit liability                       $(3,037)    $(2,455)
Accumulated other comprehensive loss                459         443
                                                -------     -------
Net amount recognized                           $(2,578)    $(2,012)
                                                =======     =======

Weighted average assumptions
Discount rate                                      6.00%       7.00%
Expected return on plan assets                      n/a         n/a
Rate of compensation increase                       n/a         n/a

                                        Successor Company          Predecessor Company
                                    -------------------------    -----------------------
                                              for the Period      for the Period
                                             April 3, 2001 to     January 1, 2001
Net Periodic Benefit Expense      2002      December 30, 2001    to April 2, 2001   2000
----------------------------      ----      -----------------    ----------------   ----
Service cost                     $  75           $    43             $    15       $  60
Interest cost                      154               107                  37         150
Amortization of transition
  obligations                        -                 -                   -          45
Amortization of net actuarial
  loss (gain)                       47                 -                   -        (124)
                                 -----           -------             -------       -----
Total net periodic benefit
  cost                           $ 276           $   150             $    52       $ 131
                                 =====           =======             =======       =====

         In connection with the implementation of fresh-start reporting on April 2, 2001, the Company increased the value of the liability related to the German pension plan by $.4 million to reflect the present value of future obligations.

    POSTRETIREMENT BENEFIT PLAN                        Successor Company
    ---------------------------                        -----------------
                                                        2002       2001
                                                        ----       ----
Change in benefit obligations
Benefit obligations at
  beginning of year                                  $ 13,815    $ 11,757
Service cost                                              587         532
Interest cost                                           1,004         894
Plan participants' contributions                           25          23
Actuarial loss                                          1,514         991
Benefits paid                                            (358)       (382)
                                                     --------    --------
Benefit obligations at end of year                   $ 16,587    $ 13,815
                                                     ========    ========

Change in plan assets
Fair value of plan assets
  at beginning of year                               $      -    $      -
Employer contribution                                     333         359
Plan participants' contribution                            25          23
Benefits paid                                            (358)       (382)
                                                     --------    --------
Fair value of plan assets
  at end of year                                     $      -    $      -
                                                     ========    ========

Funded Status Reconciliation

Funded status                                        $(16,587)   $(13,815)
Unrecognized actuarial loss                             2,185         671
                                                     --------    --------
Net amount recognized                                $(14,402)   $(13,144)
                                                     ========    ========

Amounts recognized in the
  statements of financial
  position consist of:

Accrued benefit liability                            $(14,402)   $(13,144)
                                                     ========    ========

Weighted average assumptions
Discount rate                                            6.50%       7.00%
Expected return on plan assets                            n/a         n/a
Rate of compensation increase                            5.00%       5.00%
Healthcare trend rate                                    8.00%       8.50%

     Sensitivity Analysis, Postretirement Benefits:

     For measurement purposes, a 8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2002. This rate was assumed to decrease gradually to 5% through 2008 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate the impact, increasing or decreasing the assumed health care cost trend rates by 1 percentage point in each year would have the following effects:

                                   1 Percentage Point     1 Percentage Point
                                        Increase                Decrease
                                    2002        2001       2002          2001
                                    ----        ----       ----          ----
Effect on total of service
  and interest cost
  components of expense           $   152      $  133    $  (134)       $(118)
Effect on accumulated post-
  retirement benefit
  obligations                       1,347       1,095     (1,201)        (994)

                                       Successor Company              Predecessor Company
                                  -----------------------------   --------------------------
                                               for the Period      for the Period
                                              April 3, 2001 to     January 1, 2001
Net Periodic Benefit Expense       2002       December 30, 2001   to April 2, 2001      2000
----------------------------       ----       -----------------   ----------------     ------
 Service cost                     $  587          $    399             $   133         $  499
 Interest cost obligations         1,004               670                 224            801
 Amortization of prior
   service cost                        -                 -                   1              8
 Amortization of net actuarial
   gain                                -                 -                  (3)           (59)
 Early retirement window               -                 -                   -             50
                                  ------          --------             -------         ------
 Total net periodic benefit
   cost                           $1,591          $  1,069             $   355         $1,299
                                  ======          ========             =======         ======

         In connection with the implementation of fresh-start reporting on April 2, 2001, the Company decreased the value of the liability of the postretirement benefit plan by $1.3 million to reflect the present value of future obligations.

         RAYMARK PENSION PLANS

         In connection with the bankruptcy proceedings, Raytech assumed the liability of $11.2 million for underfunded Raymark pension plans.

                                                       Successor Company
                                                       -----------------
                                                        2002       2001
                                                        ----       ----
Change in benefit obligations
Projected benefit obligations at
  beginning of period                                 $ 36,199   $ 30,632
Interest cost                                            2,268      1,859
Actuarial (gain) loss                                     (936)     4,180
Benefits paid                                           (2,631)      (472)
                                                      --------   --------
Projected benefit obligations at end of period        $ 34,900   $ 36,199
                                                      ========   ========

Change in plan assets
Fair value of plan assets at beginning of period      $ 16,215   $ 19,432
Actual return on plan assets                            (1,262)    (2,745)
Employer contribution                                    6,140          -
Benefits paid                                           (2,631)      (472)
                                                      --------   --------
Fair value of plan assets at end of period            $ 18,462   $ 16,215
                                                      ========   ========

Funded Status Reconciliation

Funded status                                         $(16,438)  $(19,984)
Unrecognized actuarial loss                              9,555      8,000
                                                      --------   --------
Net amount recognized                                 $ (6,883)  $(11,984)
                                                      ========   ========

Amounts recognized in the statements of
  financial position consist of:

Accrued benefit liability                             $(16,438)  $(19,984)
Accumulated other comprehensive loss                     9,555      8,000
                                                      --------   --------
Net amount recognized                                 $ (6,883)  $(11,984)
                                                      ========   ========

Weighted average assumptions
Discount rate                                             6.50%      7.00%
Expected return on plan assets                            8.00%      8.00%
Rate of compensation increase                              n/a        n/a

Net Periodic Benefit Expense
Interest cost                                         $  2,268   $  1,859
Expected return on plan assets                          (1,324)    (1,075)
Recognized actuarial loss                                   95          -
                                                      --------   --------
Total net periodic benefit cost                       $  1,039   $    784
                                                      ========   ========

Note L - Statements of Cash Flows

         The following table sets forth certain supplemental disclosures of cash flow information:

                                     Successor Company         Predecessor Company
                                  --------------------------   -----------------------
                                             for the Period    for the Period
                                             Apr. 3, 2001 to   January 1, 2001
                                  2002        Dec. 30, 2001    to April 2, 2001   2000
                                  ----       ---------------   ----------------   ----
Cash paid during the
  period for:
    Income taxes                 $ 1,874         $ 1,800           $     61     $ 8,619
    Interest                         746             839                306       1,700

Non-cash investing and
  financing activities:
    PP&E in accounts payable
      or under capital lease         933             549               (769)        140
    Deferred payable to the
      PI Trust                       597           5,123             36,636           -
    Minimum pension liability      2,498           8,439                  -         292

Note M - Commitments

         Rental expense amounted to $1,570 for the period December 30, 2001 to December 29, 2002, $914 for the period April 3, 2001 to December 30, 2001 (Successor Company) and $313 for the period January 1, 2001 to April 2, 2001 (Predecessor Company) and $1,379 for 2000 (Predecessor Company). The approximate minimum rental commitments under non-cancelable leases at December 29, 2002, were as follows: 2003, $989; 2004, $735; 2005 $466; 2006, $403; and 2007, $384.

Note N - Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The primary businesses of the Company are the automotive and heavy duty equipment markets and the related aftermarkets within the United States, Europe and Asia. At December 29, 2002 and December 30, 2001, the Company's five largest uncollateralized receivables represented approximately $10.9 million or 40.9% and $9.7 million or 42.1%, respectively, of the Company's trade accounts receivable balance. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note O - Supplementary Financial Statement Detail

At                                            2002                    2001
----------------------------------------------------------------------------
OTHER CURRENT ASSETS

Deferred income taxes                       $  2,532                $  4,680
Non-trade receivables                            541                   1,207
Prepaid insurance                                145                     252
Other                                          1,860                     909
----------------------------------------------------------------------------
                                            $  5,078                $  7,048
============================================================================

ACCRUED LIABILITIES

Property taxes                              $  3,625                $  2,971
Wages and other compensation and
  related taxes                                7,808                   3,646
Income taxes payable                           2,409                   2,692
Employee benefits                              1,313                   2,210
Environmental cleanup                          7,023                   6,782
Other                                          4,080                   4,393
----------------------------------------------------------------------------
                                            $ 26,258                $ 22,694
============================================================================

                               Successor Company              Predecessor Company
                             ---------------------------  ------------------------
                                         For the Period    For the Period
                                        April 3, 2001 to  January 1, 2001
Fiscal Year                  2002      December 30, 2001  to April 2, 2001    2000
-----------------------------------------------------------------------------------
ALLOWANCE FOR BAD DEBTS

Beginning balance           $  729          $1,234            $ 1,234       $ 1,350
Provisions                     239             130                143            26
Charge-offs                   (144)           (635)              (143)         (142)
-----------------------------------------------------------------------------------
Ending balance              $  824          $  729            $ 1,234       $ 1,234
===================================================================================

                                Successor Company           Predecessor Company
                             --------------------------   --------------------------
                                        for the Period    for the Period
                                       April 3, 2001 to   January 1, 2001
Fiscal Year                  2002      December 30, 2001  to April 2, 2001    2000
------------------------------------------------------------------------------------
OTHER INCOME, NET

Interest income             $  342           $  474            $   106       $   592
Other income
  (expense), net               187              (70)               129           436
------------------------------------------------------------------------------------
                            $  529           $  404            $   235       $ 1,028
====================================================================================

Note P - Summarized Quarterly Financial Data (Unaudited)
         (in thousands except share and market data)

                                           Fiscal Quarters Ended 2002
----------------------------------------------------------------------------------
                                     Qtr. 1      Qtr. 2      Qtr. 3
                                  As Reported  As Revised  As Revised     Qtr. 4
----------------------------------------------------------------------------------
Net sales                           $ 52,709   $ 55,305    $ 51,740      $ 50,112
Gross profit                          10,525     11,086       8,566         6,594
Income (loss) before
  income taxes and
  minority interest                    2,833      2,331      (4,803)       (2,047)
Net income (loss)                      1,330      1,070      (3,189)       (2,036)
Basic earnings (loss) per
  share                                  .03        .03        (.08)         (.05)
Diluted earnings (loss) per
  share                                  .03        .03        (.08)         (.05)

Market range:
  -high                                 4.65       9.12        9.30          8.25
  -low                                  2.35       3.85        4.85          4.98
Dividends

         The Company determined subsequent to the filing of the Form 10-Q for the quarter ended September 29, 2002 that depreciation expense had been overstated in both the second quarter filing, at June 30, 2002, by $475 and in the third quarter filing, at September 29, 2002, by $368. The quarterly reporting above reflects the corrected amounts for these two quarters. The impact on earnings per share would have been an increase of $.01 in the second quarter and no impact in the third quarter. The quarters, as reported in the Company's Form 10-Q filings for 2002, were as follows:

                                      Fiscal Quarters Ended 2002
-------------------------------------------------------------------
                                     Qtr. 1     Qtr. 2     Qtr. 3
-------------------------------------------------------------------
Net sales                           $ 52,709   $ 55,305   $ 51,740
Gross profit                          10,525     10,611      8,198
Income (loss) before
  income taxes and
  minority interest                    2,833      1,856     (5,171)
Net income (loss)                      1,330        778     (3,428)
Basic earnings (loss) per share          .03        .02       (.08)
Diluted earnings (loss) per
  share                                  .03        .02       (.08)

Market range:
  -high                                 4.65       9.12       9.30
  -low                                  2.35       3.85       4.85
Dividends

                                       Fiscal Quarters Ended 2001 (2)
----------------------------------------------------------------------------------
                            Predecessor Company             Successor Company
                           -------------------------        ---------------------
                           Qtr. 1        Qtr. 2                Qtr. 3      Qtr. 4
----------------------------------------------------------------------------------
                                        4/2/01     4/3/01 to
                                                    7/1/01
----------------------------------------------------------------------------------
Net sales                $   55,205    $       -   $ 50,561   $ 48,752   $ 46,737

Gross profit                 11,394            -      4,563      9,364      7,533

Income (loss) before
  provision for taxes,
  minority interest
  and extraordinary
  items                       3,498       99,996     (3,327)    (1,157)    (5,726)
Net income (loss)             1,715    6,993,542     (2,395)       881     (4,063)
Basic earnings (loss)
  per share (1)                 .49            - (2)   (.06)       .02       (.10)
Diluted earnings
  (loss) per share (1)          .48            - (2)   (.06)       .02       (.10)

Market range:
  -high                        3.50            -       3.70       2.95       2.55
  -low                         2.19            -       2.22       2.02       1.75
Dividends                         -            -          -          -          -

         Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year.

(1) Includes the effect of the Plan of Reorganization and fresh-start reporting (See Notes R and S).

(2)    Earnings per share is not meaningful for the one-day results.

NOTE Q - Formation of Raytech Corporation, Sale of Raymark,
         Chapter 11 Proceeding and Emergence from Bankruptcy

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

         As a result of the referenced Court rulings, in October, 1998 Raytech reached a tentative settlement with its creditors for a consensual plan of reorganization (the "Plan"), providing for all general unsecured creditors including all asbestos and environmental claimants to receive 90% of the equity in Raytech in exchange for their claims. As such, an asbestos personal injury trust (the "PI Trust") established under the Bankruptcy Code would receive approximately 83% of the equity of Raytech and the Governments and others would receive approximately 6% of the equity of Raytech. In addition, any and all refunds of taxes resulting from the implementation of the Plan would be paid to the PI Trust. The existing equity holders in Raytech were to retain 10% of the equity in Raytech.

         As a result of the final estimation of allowed claims, Raytech recorded asbestos claims of $6.76 billion, Government claims of $431.8 million, pension liability claims of $16 million and retiree benefit claims of $2.5 million during 2000. The total estimated amount of allowed claims was $7.2 billion.

         On August 31, 2000, the Bankruptcy Court confirmed Raytech's Plan, which confirmation was affirmed by the U.S. District Court on September 13, 2000. The Plan became effective on April 18, 2001 ("Effective Date"), resulting in Raytech emerging from bankruptcy. On the Effective Date, a channeling injunction ordered by the Bankruptcy Court pursuant to Section 524(g) of the Bankruptcy Code has and will permanently and forever stay, enjoin and restrain any asbestos-related claims against Raytech and subsidiaries, thereby channeling such claims to the PI Trust for resolution. On the Effective Date, the rights afforded and the treatment of all claims and equity interests in the Plan were in exchange for and in complete satisfaction, discharge and release of, all claims and equity interests against Raytech. The Company's Certificate of Incorporation was amended and restated in accordance with the Plan providing for authority to issue up to 55 million shares of stock, of which 50 million is common and 5 million is preferred. In settlement of the estimated amount of allowed claims of $7.2 billion, approximately 38 million shares of common stock were issued and $2.5 million in cash was payable to the allowed claimants and a commitment was made to pay to the PI Trust any and all refunds of taxes paid or net reductions in taxes resulting from the implementation of the Plan. The shares issued were exempt from registration pursuant to the Bankruptcy Code; however, shares issued to the PI Trust have restrictions on resale as a result of the high percentage of ownership in Raytech.

         In addition, Raytech had assumed the liability for the Raymark pension plan claim. In September 2002 with the final Court decision denying Raytech's appeal, the Company assumed the administration of the plans. It has been represented to Raytech by the Raymark Trustee that the retiree benefit claim will be retained by Raymark. Settlement of the Raymark claims resulted in cancellation in full of the Raymark debt and accrued interest of $12.0 million and a commitment of Raytech to backstop the Raymark Trustee for professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. At December 29, 2002, the Company has $1 million included in accrued liabilities related to this commitment.

         See Note R - Fresh-Start Reporting.

Note R - Fresh-Start Reporting

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

         The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of April 2, 2001:

                                              Adjustments to Record
                                   Effectiveness of the Plan of Reorganization
                                                 (in thousands)

                                  Predecessor                                   Reorganized
                                 Balance Sheet  Reorganization    Fresh-Start  Balance Sheet
                                 April 2, 2001   Adjustments      Adjustments  April 2, 2001
                                 -------------  -------------     -----------  -------------
ASSETS
Current assets
  Cash and cash equivalents       $   11,371    $   (2,500)(a)     $             $   8,871
  Restricted cash                      1,986         2,500 (a)                       4,486
  Trade accounts receivable           29,207                                        29,207
  Inventories                         32,590                         5,923 (b)      38,513
  Income taxes receivable                  -        37,877 (c)                      37,877
  Other current assets                 6,134                        (2,381)(f)       3,753
------------------------------------------------------------------------------------------
      Total current assets            81,288        37,877           3,542         122,707
------------------------------------------------------------------------------------------

Net property, plant and
  equipment                           82,138                        30,823 (d)     112,961
Goodwill                              18,923                        15,844 (e)      34,767
Other intangible assets                  375                        39,316 (g)      39,691
Deferred income taxes                137,202       (99,341)(f)(c)  (27,308)(f)      10,553
Other assets                           2,957                                         2,957
------------------------------------------------------------------------------------------
Total assets                      $  322,883    $  (61,464)        $62,217       $ 323,636
==========================================================================================

LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt     $   12,144    $                  $             $  12,144
  Raymark debt                        10,709       (10,709)(h)                           -
  Current portion of pension
    obligations                          353         8,500 (j)         134 (k)       8,987
  Accounts payable                    14,220         2,500 (a)                      16,720
  Accrued liabilities                 20,501          (275)(i)                      20,226
  Payable to PI Trust                      -        37,877 (c)                      37,877
------------------------------------------------------------------------------------------
    Total current liabilities         57,927        37,893             134          95,954
------------------------------------------------------------------------------------------

Liabilities subject to
  compromise                       7,211,433    (7,211,433)(j)                           -
Long-term debt                         8,536                                         8,536
Pension obligations                    1,636        10,000 (j)      (6,916)(k)       4,720
Postretirement benefits
  other than pensions                 13,404                        (1,308)(k)      12,096
Deferred payable to the PI Trust           -        36,636 (c)                      36,636
Other long-term liabilities            7,654                          (312)(f)       7,342
------------------------------------------------------------------------------------------
Total liabilities                  7,300,590    (7,126,904)         (8,402)        165,284
------------------------------------------------------------------------------------------

    Total shareholders'
      (deficit) equity            (6,977,707)    7,065,440 (l)      70,619 (m)     158,352
------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' (deficit) equity  $  322,883    $  (61,464)        $62,217       $ 323,636
==========================================================================================

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

f) Deferred tax assets and liabilities have been adjusted for the settlement of the liabilities subject to compromise and the recording of deferred taxes relating to the differences in book and tax bases of assets and liabilities after applying fresh start reporting. The Company has used using a statutory tax rate of approximately 38%, which approximates the Company's historic tax rate.

g) Other intangible assets have been adjusted to reflect their fair values as determined by an independent valuation (see Note V).

h) Raymark debt has been canceled to reflect the resolution of the claims on the Effective Date.

i) Accrued liabilities have been adjusted to reflect the $1 million backstop commitment agreed to as a result of the settlement of the Raymark debt (see Note Q), the write-off of accrued interest on the Raymark debt ($2.2 million), and an accrual for bankruptcy-related fees ($.9 million) that were recorded against the Raymark debt in accordance with the previous indemnification between Raymark and the Company prior to the effective date.

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

        NOTE S - Reorganization Items

         Reorganization (expense) income included in the accompanying Consolidated Statements of Operations consists of the following items:

                                 Successor Company
                                 -----------------   Predecessor Company
                                   for the Period    -------------------
                                  April 3, 2001 to         for
                                 December 30, 2001     April 2, 2001
                                 -----------------     -------------
Fresh-start
  adjustments                         $     -             $ 99,996
Professional fees                        (784)                   -
                                      -------             --------

                                      $  (784)            $ 99,996
                                      =======             ========

         The fresh-start adjustments are discussed in Note R. The professional fees listed above include accounting, legal, consulting, appraisal and other miscellaneous services associated with the implementation of the Plan. There were no reorganization items for any periods prior to April 2, 2001 due to the indemnification agreement between Raytech and Raymark, which allowed for all bankruptcy-related costs to be offset against the outstanding Raytech debt to Raymark.

NOTE T - Extraordinary Items

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
                                               ===========

In October 2001, the Company settled a note payable with a former principal of Advanced Friction Materials in the amount of $3.1 million. As a result of the settlement, the Company recognized an extraordinary gain in the amount of $954, net of taxes of $594 (see Note D).

Note U - Comprehensive Income

The components of and changes in accumulated other comprehensive (loss) income are as follows:

                                        Foreign      Minimum     Accumulated
                                        Currency     Pension        Other
                                      Translation   Liability   Comprehensive
                                      Adjustments  Adjustments  (Loss) Income
                                      -----------  -----------  -------------
Predecessor Company

Balance January 2, 2000                 $  (165)    $      -      $  (165)

  Changes during the year                  (761)        (292)      (1,053)
                                        -------     --------      -------

Balance December 31, 2000                  (926)        (292)      (1,218)

  Changes during the period                 926          292        1,218
                                        -------     --------      -------

Balance April 2, 2001                   $     -     $      -      $     -
                                        =======     ========      =======

=========================================================================

Successor Company

Balance April 2, 2001                   $     -     $      -      $     -

  Changes during the period                (272)      (8,439)      (8,711)
                                        -------     --------      -------

Balance December 30, 2001                  (272)      (8,439)      (8,711)

  Changes during the period               2,202       (2,138)          64
                                        -------     --------      -------

Balance December 29, 2002               $ 1,930     $(10,577)     $(8,647)
                                        =======     ========      =======

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

         The $583 thousand additional minimum pension liability recorded during 2002 for the Raytech and German pension plans is net of taxes of $360 thousand. No tax benefit has been provided for the future tax deduction associated with the additional minimum pension liability recorded for the Raytech and German pension plans for the periods April 3, 2001 to December 30, 2001 (Successor Company) and January 3, 1999 to April 2, 2001 (Predecessor Company) due to the limitations on the realizability of deferred tax assets.

         The tax benefits resulting from any tax deductions relating to the Raymark Pension Plan have been assigned to the PI Trust in accordance with the Plan, and therefore, Raytech will not receive the future tax deduction. Accordingly, the future tax deduction relating to the minimum pension liability for 2002 (Successor Company) and for the period April 3, 2001 to December 30, 2001 (Successor Company) was recorded as a deferred tax asset with a corresponding payable to the PI Trust.

Note V - Goodwill and Other Intangible Assets

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. As discussed in Note R, the Company adopted fresh-start reporting as described in the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 requires that any change in accounting principles that will be required within the twelve months following the adoption of fresh-start reporting should be adopted at that time. Accordingly, the Company has adopted SFAS No. 141 and No. 142 as of April 2, 2001. All intangible assets and goodwill have been valued at fair value as of the date of fresh-start reporting.

                                                 Successor Company
                                                 -----------------
                                          2002                        2001
                                          ----                        ----
                                  Gross                          Gross
                                 Carrying    Accumulated       Carrying   Accumulated
                                  Amount     Amortization       Amount    Amortization
                                  ------     ------------       ------    ------------
Finite life intangible assets:
  Unpatented technology          $ 16,262      $ 3,396         $ 16,262     $ 1,455
  Distribution base                 5,716          500            5,716         213
                                 --------      -------         --------     -------
    Sub-total                      21,978      $ 3,896           21,978     $ 1,668
                                 --------      -------         --------     -------

Indefinite life intangible
  assets:
  Trademarks                       17,713                        17,713
                                 --------                      --------

Goodwill                           34,767                        34,767
                                 --------                      --------

Intangible assets, net           $ 70,562                      $ 72,790
                                 ========                      ========

The weighted-average amortization periods for the unpatented technology and the distribution base are between 6 and 20 years. Amortization expense for 2002 (Successor Company) and the period April 3, 2001 to December 30, 2001 (Successor Company) amounted to $2.2 million and $1.7 million, respectively.

         Estimated annual amortization expense is as follows:

For the year ending:

      2003                 $ 2,226
      2004                   2,226
      2005                   2,226
      2006                   2,226
      2007                   2,226

         As required by SFAS No. 142, trademarks and goodwill for the Successor Company will not be amortized but will be reviewed for impairment annually. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. The amount of goodwill has been assigned to each of the Company's segments as follows: $28.9 million for the Wet Friction segment and $5.9 million for the Aftermarket segment. No goodwill has been allocated to the Dry Friction segment. The Company performed its annual impairment review of the trademarks and goodwill in accordance with SFAS 142, as of March 31, 2002. That effort, which was performed with assistance from a third party valuation firm, indicated that no impairment adjustment was necessary. Accordingly, there were no changes in the carrying amount of trademarks or goodwill during the period from December 31, 2001 to December 29, 2002.

         Reported net income presented exclusive of amortization expense (including any related tax effects) recognized in prior periods relating to goodwill of the Predecessor Company would have been:

                                             Predecessor Company
                                    --------------------------------
                                       Period from
                                     January 1, 2001
                                    to April 1, 2001        2000
                                    ----------------        ----
Reported net income (loss)              $ 1,715          $(7,058,978)
Add back goodwill amortization              207                  822
                                        -------          -----------
Adjusted net income (loss)              $ 1,922          $(7,058,156)
                                        =======          ===========

Basic earnings (loss) per share:
  Reported net income (loss)            $   .49          $ (2,015.40)
  Goodwill amortization                     .06                  .24
                                        -------          -----------
  Adjusted net income (loss)            $   .55          $ (2,015.16)
                                        =======          ===========

Diluted earnings (loss) per share:
  Reported net income (loss)            $   .48          $ (2,015.40)
                                        -------
  Goodwill amortization                     .06                  .24
                                        -------          -----------
  Adjusted net income (loss)            $   .54          $ (2,015.16)
                                        =======          ===========

Note W - Research and Development

         Cost of research and new product development amounted to $7,318 for 2002, $5,314 for the period April 3, 2001 to December 30, 2001 (Successor Company) and $1,726 for the period January 1, 2001 to April 2, 2001 (Predecessor Company) and $6,822 in 2000 (Predecessor Company). All of the aforementioned costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note X - Restricted Cash

Restricted cash relates to the following:

----------------------------------------------------------------------
At                                             2002              2001
----------------------------------------------------------------------
Pension escrow                               $     -           $ 3,000
Letters of credit                              1,617             1,986
Other                                            410               410
----------------------------------------------------------------------
                                             $ 2,027           $ 5,396
======================================================================

The letters of credit collateralize certain obligations relating primarily to workers' compensation.

Note Y - Related Parties

         In 1990 and 1991, Raytech Powertrain, Inc., a subsidiary of the Company, and owner of all of the common stock of Allomatic Products Company ("APC"), sold approximately 45% of common stock of APC to a group of outside investors for the purpose of providing needed financing of APC's business activities. In January 2002, approximately 40% of the common stock of APC was acquired by Raymark from minority shareholders. Raymark is in bankruptcy and controlled by a court appointed trustee. With the majority of the creditors of Raymark being asbestos-related claimants, it is anticipated that the assets of Raymark, including the 40% of APC's common stock, will be transferred to the Raytech personal injury trust that owns approximately 83% of Raytech, a related party.

         During 1998 and 1997, the Company purchased yarn from Universal Friction Composites ("UFC"), a company that is in bankruptcy which was consolidated with the Raymark bankruptcy in January 2002. With the majority of the creditors of UFC being asbestos-related claimants, it is anticipated that the assets of UFC will be transferred to Raytech's personal injury trust that owns approximately 83% of Raytech, a related party. At December 29, 2002 and December 30, 2001, $246 is included in accounts payable relating to these purchases.

         In 1998, the Company acquired manufacturing equipment from UFC for $1,051, of which $907 is included in accounts payable at December 29, 2002 and December 30, 2001.

         Also see discussion regarding Raymark in Note A.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Raytech Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 105 present fairly, in all material respects, the financial position of Raytech Corporation (the "Company," a holding company) and its subsidiaries at December 29, 2002 (Successor Company) and December 30, 2001 (Successor Company), and the results of their operations and their cash flows for the fiscal year ended December 29, 2002 (Successor Company), the period April 3, 2001 to December 30, 2001 (Successor Company), the period January 1, 2001 to April 2, 2001 (Predecessor Company), and the fiscal year ended December 31, 2000 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note Q to the consolidated financial statements, effective April 18, 2001, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court and adopted fresh-start reporting as further described in Notes A and R to the consolidated financial statements. Accordingly, the consolidated financial statements for the periods subsequent to the reorganization (Successor Company financial statements) are not comparable to the consolidated financial statements presented for the prior periods (Predecessor Company financial statements).

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
March 14, 2003

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

         Article SEVENTH of the Amended Certificate of Incorporation of Raytech Corporation currently provides that the Board of Directors shall consist of not more than nine and not less than three Directors. In February 2003, the Board proposed that this provision of Article SEVENTH be revised to state that the entire Board of Directors shall consist of not more than eleven and not less than three directors, as such number may be fixed by the Board of Directors from time to time. The Raytech Corporation Asbestos Personal Injury Settlement Trust, which beneficially owns approximately 83% of the outstanding shares of Common Stock of Raytech Corporation, has given its consent to this Amendment. In March 2003, Raytech Corporation mailed its Schedule 14C Information Statement to its shareholders. This Amendment to the Amended Certificate of Incorporation of Raytech Corporation will be filed with the State of Delaware and will become effective on or about April 15, 2003.

         Set forth below are the names of all Directors, together with their ages, principal occupations and business experience during the last five years, present directorships, and the year each first became a Director.

                                        Principal Occupation
                                        Business Experience
                                        During Last 5 Years              First
                                            and Present                  Became
Name                       Age             Directorships                Director
----                       ---          --------------------            --------
(Serving until 2003
Stockholders' Meeting)

Albert A. Canosa           57           President and Chief               1998
                                        Executive Officer,
                                        Raytech Corporation;
                                        Previously, Vice
                                        President of Adminis-
                                        tration, Treasurer
                                        and Chief Financial
                                        Officer, Raytech
                                        Corporation; Director,
                                        Quinnipiac University

Robert F. Carter           57           Attorney, Carter &                2001
                                        Civitello

Archie R. Dykes            72           Senior Chairman of                2002
                                        PepsiAmericas, Inc.;
                                        Chairman and Chief
                                        Executive Officer of
                                        Capital City Holdings,
                                        Inc.; Non-Executive
                                        Chairman and Director,
                                        Fleming Companies, Inc.;
                                        Director, Midas, Inc.

                                         Principal Occupation
                                         Business Experience
                                         During Last 5 Years              First
                                             and Present                  Became
Name                       Age              Directorships                Director
----                       ---          --------------------             --------
(Serving until 2003
Stockholders' Meeting)

David N. Forman            65           President, DBL Company;           2002
                                        Director, The Collaborative
                                        Group, Ltd.

John H. Laeri, Jr.         67           Chairman, Meadowcroft             2001
                                        Associates, Inc.;
                                        President and Chief
                                        Executive Officer, The
                                        GolfCoach, Inc.; Director,
                                        Celotex Corp., Claims
                                        Processing Facility, Inc.,
                                        The GolfCoach, Inc.

Stanley J. Levy            68           Attorney, Levy, Phillips          2001
                                        & Konigsberg LLP

Richard A. Lippe           64           Attorney, Meltzer, Lippe,         2002
                                        Goldstein & Schlissel,
                                        P.C.; Director, Long
                                        Island Software & Technology
                                        Network, Long Island
                                        Life Sciences Initiative

Gene Locks                 66           Attorney, Greitzer and            2001
                                        Locks; Director, UNR
                                        Industries, Inc.

(Serving until 2004
Stockholders' Meeting)

Kevin S. Flannery          58           President, Whelan                 2001
                                        Financial Corporation;
                                        Chairman, Telespectrum,
                                        Inc.; Director, Palatin
                                        Technologies, Inc.,
                                        Sarcom Inc., Centis
                                        Corporation, Sheffield
                                        Steel Corporation,
                                        Geneva Steel Corporation

Directors' Compensation

         The Directors' compensation includes an annual retainer of $25,000 (except the Chairman of the Board has an annual retainer of $75,000) and non-chair committee members have an additional annual retainer of $2,000 for each committee appointment (except that non-chair Audit Committee members have an additional annual retainer of $4,000). The annual retainer for the chair of each committee shall be $5,000 (except that the annual retainer for the chair of the Audit Committee shall be $10,000). In addition, each Director receives $1,500 for each Director's meeting attended and $1,500 for each committee meeting attended. There is no minimum attendance rule and any Director that misses all meetings would receive the annual retainer but no meeting fees.

Executive Officers

                                                      First Became
    Name                 Age     Positions Held         Officer
    ----                 ---     --------------       ------------
Albert A. Canosa         57     President and            1986
                                Chief Executive
                                Officer

John B. Devlin           51     Vice President,          1998
                                Treasurer and Chief
                                Financial Officer

Harold L. Pope           56     Vice President           2002

Edgar P. DeVylder        58     Vice President,          2002
                                Administration,
                                General Counsel
                                and Secretary

Item 11. Executive Compensation

Summary Compensation Table:

         The following Summary Compensation Table identifies current, long-term and stock-related compensation paid to the Chief Executive Officer and the three most highly compensated executive officers for 2002 and two prior years:

                                                            Long-Term
                                                           Compensation
                                                           ------------
                                Annual    Compensation    Awards    Payouts
                                ----------------------    ------    -------     All Other
  Name/                         Salary       Bonus       Options      LTIP    Compensation
Position(1)            Year      ($)          ($)           #          $         ($)(2)
--------               ----    -------      -------      -------      ----        ------
Albert A. Canosa       2002    321,352            -         -          -          13,449
President and Chief    2001    311,352            -         -          -          12,248
Executive Officer      2000    298,800      311,352         -          -          15,429

John B. Devlin         2002    187,377            -         -          -           8,937
Vice President,        2001    168,451            -         -          -           8,439
Treasurer and          2000    161,771      162,865         -          -          10,684
Chief Financial
Officer

Edgar P. DeVylder(4)   2002
Vice President,        2001
Administration,        2002
General Counsel
and Secretary

John J. Easton(5)      2002    189,938            -         -          -         327,108
                       2001    201,083            -         -          -          10,822
                       2000    199,056      201,083         -          -          14,222

Harold L. Pope(3)      2002
Vice President         2001
                       2000

LeGrande L. Young(6)   2002    202,818            -         -          -         479,388
                       2001    201,083            -         -          -           9,816
                       2000    197,706      201,083         -          -          13,216

(1)  Registrant has only four executive officers, including the CEO.

(2) The numbers stated for each year include Registrant contributions to Messrs. Canosa, Devlin, Easton and Young under its defined contribution plan [401(k)] in the amounts of $8,000, $6,937, $7,597 and $7,621, respectively, for 2002; $6,800, $6,742, $6,800 and $6,800, respectively, for 2001, and in the amounts of $10,200, $9,870, $10,200, and $10,200, respectively, for 2000. The numbers stated for Messrs. Easton and Young in 2002 include severance pay.

(3) Mr. Pope was hired in November 2002 and accordingly had insufficient compensation to report and had no compensation in the two prior years from the Registrant.

(4) Mr. DeVylder was hired in December 2002 and accordingly had insufficient compensation to report and had no compensation in the two prior years from the Registrant.

(5)  Mr. Easton was formerly a Vice President who retired in November 2002.

(6) Mr. Young was formerly Vice President, Administration, Secretary and General Counsel who retired in December 2002.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                        Value of
                                                      Number of       Unexercised
                          Shares                     Unexercised      In-the-Money
                         Acquired                      Options          Options
                            on          Value        at 12/29/02      at 12/29/02
                         Exercise      Realized      Exercisable      Exercisable
        Name               (#)           ($)             (#)              ($)
        ----             --------      --------      -----------      -----------
Albert A. Canosa (CEO)    33,418       202,847         126,363          259,044

John B. Devlin            22,000        46,340               -                -

John J. Easton(1)         32,059        73,736          34,507           70,739

LeGrande L. Young(2)      36,722       140,470          97,186          199,231

(1)  Retired in November 2002.

(2)  Retired in December 2002.

Performance Graph (Table)

         The following Performance Graph (Table) compares the Registrant's cumulative total shareholder return on its common stock with certain indexes and peer groups for a five-year period:

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                 AMONG RAYTECH CORPORATION, RUSSELL 2000 INDEX*
                 AND DOW JONES AUTO PARTS INDUSTRY GROUP INDEX*

                                          Dow Jones Auto
                          Russell 2000    Parts Industry
               Raytech       Index         Group Index
               -------       -----         -----------
1997             100          100              100
1998              52          100              101
1999              61          120               98
2000              40          115               73
2001              45          117               93
2002             115           91               82

* Based on closing index on the last trading day of the calendar year.

Assumes $100 invested on December 31, 1997 in Raytech common stock, Russell 2000 Index, and Dow Jones Auto Parts Industry Group Index

Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors of the Registrant, consisting of four Directors, makes this report of its compensation policies applicable to the executive officers and the basis for the Chief Executive Officer's compensation for the last completed fiscal year.

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

         To accomplish the compensation objectives, all salaried positions, including the Chief Executive Officer, are graded to reflect level of responsibility inherent in the position and market value. The grading takes into account the following factors: organizational relationships, knowledge requirements, impact potential on corporate profitability, scope of monetary responsibility and managerial control and the areas of functional responsibility requiring direction. The Compensation Committee considers all such factors but places no relative weight on any of the factors. Though the determination of executive compensation is performed in an organized manner, using documented criteria as referenced below, the Compensation Committee generally retains full discretionary authority in establishing executive compensation.

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

         In accordance with the philosophy recited above, the Board stipulated earnings before tax goals in each of the fiscal years 2000, 2001 and 2002 based upon a Board approved Business Plan for each year. The stipulated earnings before tax goal was achieved for the year 2000 but not for 2001 and 2002 resulting in variable compensation or bonus to the executive officers but not for 2001 and 2002, including the Chief Executive Officer, as well as other key employees, in amounts established in the variable compensation plan. Earnings before tax are recited in the Registrant's 2002 Annual Report on Form 10-K herein. The total compensation of the executive officers in the years in which variable compensation or bonus was paid based on performance was high compared to the Hewitt's Total Compensation Measurement Survey grouping referenced above.

         The bonus opportunities in the fiscal years 2000, 2001 and 2002 for executive officers and the Chief Executive Officer were therefore based on the following factors:

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

         (iv) The corporate earnings before tax goals stipulated by the Board for 2000, 2001 and 2002 if met in the amount of 100% would result in a variable compensation opportunity to each executive officer of 100%, of 75% or 100% of each such officer's base salary and resulting in variable compensation opportunity to the Chief Executive Officer of 100% of such officer's base salary. Actual variable compensation awarded would then be determined by the evaluation of performance of each officer to specific written objectives submitted at the beginning of each year.

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

         In accordance with the recited philosophy above, the Board stipulated annual earnings per share goals for the strategic planning period beginning 2000 through 2002. The stipulated earnings per share goals were achieved for each of the year 2000 but not 2002 or 2001 resulting in no long-term (three-year) variable compensation payouts to the executive officers, including the Chief Executive Officer.

         Reiterating, the base salary of the Chief Executive Officer is based upon comparable positions in the metalworking/fabrication industry grouping of Hewitt's Total Compensation Measurement Survey and is low in comparison. The variable or bonus portion of the Chief Executive Officer compensation is subject to achievement of the earnings goals referenced above and is high in comparison to total compensation of other chief executive officers similarly positioned in the survey. As stated, the achievement of the stipulated earnings before tax goal was directly related to the variable compensation or bonus received by the Chief Executive Officer in 2000.

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

         The preceding Performance Graph (Table) compares the Registrant's cumulative total shareholder return on its common stock with the Russell 2000 Index and the Dow Jones Auto Parts Industry Group Index. The Russell 2000 Index was selected as a broad equity market index comparison in place of Standard & Poor's 500 for the reasons that the Registrant is not included in the Standard & Poor's 500, but is included in the Russell 2000 Index, and such Index includes companies that are of comparable market capitalization. The Dow Jones Auto Parts Industry Group Index was selected in lieu of a Registrant-constructed peer group index for the reasons that difficulties were encountered in presenting the requisite peer comparison due to a very limited peer group and such peers essentially being privately held companies or subsidiaries or divisions of larger publicly held companies which necessary data to draw a comparison is not publicly available. Further, the Dow Jones Auto Parts Industry Group Index includes companies that trade in the same industry and have similar market capitalizations.

                                       Compensation Committee
                                              Robert F. Carter
                                              Stanley J. Levy
                                              Richard A. Lippe
                                              Gene Locks

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters

Directors

                                           Shares of Common Stock
                                             Beneficially Owned
                                           -----------------------
                                                          Percent
                                            Total         Of Class
                                            -----         --------
Albert A. Canosa                          161,781(a)        .39%

Executive Officers

    Albert A. Canosa                      161,781(a)        .39%
    President and Chief
    Executive Officer

    John B. Devlin
    Vice President, Treasurer
    and Chief Financial Officer

    Harold L. Pope
    Vice President

    Edgar P. DeVylder
    Vice President, Administration,
    General Counsel and Secretary

All Directors and Executive Officers
        as a Group (12)                   161,781(b)        .39%

(a) Total includes 126,363 shares which Mr. Canosa holds the option to purchase within 60 days.

(b) Total includes 126,363 shares which the Executive Officers as a group hold the option to purchase within 60 days.

Item 13. Certain Relationships and Related Transactions

         None

Item 14. Controls and Procedures

     (a) Based on evaluation of the effectiveness of the design and operation of the Company disclosure controls and procedures, which evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-K, the principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) No significant changes were made to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following financial statements are included in Part II, Item 8:

     (1) Financial Statements

         Consolidated Balance Sheets at December 29, 2002 (Successor Company) and December 30, 2001 (Successor Company)

         Consolidated Statements of Operations for the year ended December 29, 2002, for the period April 3, 2001 to December 30, 2001 (Successor Company), for the period January 1, 2001 to April 2, 2001 (Predecessor Company), and for the year ended December 31, 2000 (Predecessor Company)

         Consolidated Statements of Cash Flows for the year ended December 29, 2002, for the period April 3, 2001 to December 30, 2001 (Successor Company), for the period January 1, 2001 to April 2, 2001 (Predecessor Company), and for the year ended December 31, 2000 (Predecessor Company)

         Consolidated Statements of Changes in Shareholders' Equity for the year ended December 29, 2002, for the period April 3, 2001 to December 30, 2001 (Successor Company), for the period January 1, 2001 to April 2, 2001 (Predecessor Company), and for the year ended December 31, 2000 (Predecessor Company).

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

(b)  Reports on Form 8-K

     None

(c)  Index of Exhibits

                                                                                         Page
                                                                                         ----
     2(a)   Raytech Corporation's Second Amended Plan of Reorganization (j)

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

     10(d)  Asset Purchase Agreement dated October 29, 1987 between Raymark
            Industries, Inc. and Raytech Composites, Inc. (c), Amendment dated
            July 18, 1991 (f) and Amendment dated December 21, 1992 (g)

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

         (d) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1989.

         (e) Included in Registrant's Registration Statement on Form S-8 (Registration No. 33-42420) filed with the Securities and Exchange Commission on August 23, 1991.

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

         (g) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1993.

         (h) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 1994.

         (i) Included as an Exhibit to Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 1998.

         (j) Included as an Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

         (k) Filed with the Securities and Exchange Commission on March 25, 2003 on Schedule 14C.

         Copies of exhibits which are not included herewith and which have not previously been filed with the Securities and Exchange Commission may be obtained by submitting a written request, specifying the name of the exhibit and including payment of $2.00 for each exhibit to cover handling and postage, to: Edgar P. DeVylder, Secretary, Raytech Corporation, Suite 295, Four Corporate Drive, Shelton, Connecticut 06484.

(d) The Index to Consolidated Financial Statements and Financial Statement Schedules is included beginning on page 105 hereafter.

                   Index to Consolidated Financial Statements

Financial Statements:                                                                Page
                                                                                     ----
                  Consolidated Balance Sheets at
                  December 29, 2002 (Successor Company)
                  and December 30, 2001 (Successor Company)                           38

                  Consolidated Statements of Operations for the year ended
                  December 29, 2002 (Successor Company), for the period April 3,
                  2001 to December 30, 2001 (Successor Company), for the period
                  January 1, 2001 to April 2, 2001 (Predecessor
                  Company) and for the year ended December 31,
                  2000 (Predecessor Company)                                          39

                  Consolidated Statements of Cash Flows for the year ended
                  December 29, 2002 (Successor Company), for the period April 3,
                  2001 to December 30, 2001 (Successor Company), for the period
                  January 1, 2001 to April 2, 2001 (Predecessor Company) and for
                  the year ended December 31,
                  2000 (Predecessor Company)                                          40

                  Consolidated Statements of Changes in Shareholders' Equity for
                  the year ended December 29, 2002 (Successor Company), for the period April 3, 2001 to December 30, 2001 (Successor Company),
                  for the period January 1, 2001 to April 2, 2001 (Predecessor
                  Company) and for the year ended December 31, 2000
                  (Predecessor Company)                                               41

                  Notes to Consolidated Financial Statements                          42

                  Report of Independent Accountants                                   91

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

Date:  March 31, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RAYTECH CORPORATION

                                   By: /s/ALBERT A. CANOSA
                                       ------------------------
                                   Albert A. Canosa
                                   President and
                                   Chief Executive Officer

Date:  March 31, 2003

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on March 31, 2003.

    Signature and Title                      Signature and Title

/s/ALBERT A. CANOSA                       /s/DAVID N. FORMAN
------------------------------            ------------------------------
Albert A. Canosa                          David N. Forman
President, Chief Executive                Director
Officer and Director

/s/JOHN B. DEVLIN                         /s/STANLEY J. LEVY
------------------------------            -------------------------------
John B. Devlin                            Stanley J. Levy
Vice President, Treasurer and             Director
Chief Financial Officer

/s/ROBERT F. CARTER                       /s/JOHN H. LAERI, JR.
------------------------------            ------------------------------
Robert F. Carter                          John H. Laeri, Jr.
Director                                  Director

/s/ARCHIE R. DYKES                        /s/RICHARD A. LIPPE
------------------------------            -----------------------------
Archie R. Dykes                           Richard A. Lippe
Director                                  Director

/s/KEVIN S. FLANNERY                      /s/GENE LOCKS
------------------------------            ------------------------------
Kevin S. Flannery                         Gene Locks
Director                                  Director

                                  CERTIFICATION

I, John B. Devlin, Chief Financial Officer of Raytech Corporation (the "Registrant"), certify that:

1.       I have reviewed this annual report on Form 10-K of Raytech Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;.

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                                 /s/JOHN B. DEVLIN
                                                 -----------------------------
                                                 John B. Devlin
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer

                                  CERTIFICATION

I, Albert A. Canosa, President and Chief Executive Officer of Raytech Corporation (the "Registrant"), certify that:

1.       I have reviewed this annual report on Form 10-K of Raytech Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;.

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                           /s/ALBERT A. CANOSA
                                           -------------------------------------
                                           Albert A. Canosa
                                           President and Chief Executive Officer

                                  CERTIFICATION

         I, John B. Devlin, Chief Financial Officer of Raytech Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

         1. The annual report on Form 10-K of the Company for the period ended December 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in such Form 10-K fairly presents, in accordance with United States generally accepted accounting principles, in all material respects, the financial condition and results of operations of the Company.

         IN WITNESS WHEREOF, I have executed this Certification this 31st day of March, 2003.

                                                 /s/JOHN B. DEVLIN
                                                 -----------------------------
                                                 John B. Devlin
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer

                                  CERTIFICATION

         I, Albert A. Canosa, President and Chief Executive Officer of Raytech Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

         1. The annual report on Form 10-K of the Company for the period ended December 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in such Form 10-K fairly presents, in accordance with United States generally accepted accounting principles, in all material respects, the financial condition and results of operations of the Company.

         IN WITNESS WHEREOF, I have executed this Certification this 31st day of March, 2003.

                                                 /s/ALBERT A. CANOSA
                                                 -----------------------------
                                                 Albert A. Canosa
                                                 President and
                                                 Chief Executive Officer