Form 10-Q
period 2003-03-30
RAYTECH CORP
filed 2003-05-14
CIK 797917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

      For the Quarter Ended March 30, 2003, or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______ to _________

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

                       Yes |X|                No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                       Yes |_|                No |X|

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes |X|                No |_|

As of April 28, 2003, 41,737,306 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of Raytech common stock on the New York Stock Exchange) on such date held by non-affiliates was approximately $53.4 million.

                               RAYTECH CORPORATION

                                      INDEX

                                                                    Page
                                                                   Number
                                                                   ------
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Condensed Consolidated Balance
          Sheets at March 30, 2003 (Unaudited)
          and December 29, 2002                                      3

          Condensed Unaudited Consolidated Statements of
          Operations for the thirteen weeks ended
          March 30, 2003 and March 31, 2002                          4

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the thirteen weeks
          ended March 30, 2003 and March 31, 2002                    5

          Condensed Unaudited Consolidated Statements of
          Changes in Shareholders' Equity for the thirteen
          weeks ended March 30, 2003 and March 31, 2002              6

          Notes to Condensed Unaudited Consolidated
          Financial Statements                                       7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             14

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                         18

Item 4.   Controls and Procedures                                   19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         19

Item 6.   Exhibits and Reports on Form 8-K                          19

          Signature                                                 20

          Certifications                                            21

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

                                                              March 30, 2003      December 29,
At                                                             (unaudited)           2002
                                                               -----------           ----
ASSETS
Current assets
  Cash and cash equivalents                                       $ 13,813         $ 19,983
  Restricted cash                                                    2,028            2,027
  Trade accounts receivable, less allowance
    of $853 and $824                                                30,774           26,640
  Inventories, net                                                  33,535           34,057
  Income taxes receivable                                            4,793            4,793
  Other current assets                                               5,987            5,078
                                                                  --------         --------
      Total current assets                                          90,930           92,578
                                                                  --------         --------

Property, plant and equipment                                      133,523          131,378
  Less accumulated depreciation                                    (29,221)         (25,257)
                                                                  --------         --------
      Net property, plant and equipment                            104,302          106,121
                                                                  --------         --------

Intangible assets, net                                              70,006           70,562
Deferred income taxes                                               21,906           21,906
Other assets                                                         2,969            3,054
                                                                  --------         --------
Total assets                                                      $290,113         $294,221
                                                                  ========         ========

LIABILITIES
Current liabilities
  Notes payable and current portion of long-term debt             $ 11,774         $ 15,091
  Current portion of pension obligation                              8,030            8,030
  Accounts payable                                                  16,454           15,089
  Accrued liabilities                                               23,917           26,258
  Payable to the PI Trust                                            4,793            4,793
                                                                  --------         --------
      Total current liabilities                                     64,968           69,261
                                                                  --------         --------

Long-term debt                                                       4,564            4,293
Pension obligation                                                  12,140           12,815
Postretirement benefits other than pension                          14,004           13,800
Deferred payable to the PI Trust                                    42,356           42,356
Other long-term liabilities                                            831              827
                                                                  --------         --------
Total liabilities                                                  138,863          143,352
                                                                  --------         --------
Minority interest                                                    9,032            8,759

Commitments and contingencies
SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preferred stock, no par value,
    5,000,000 shares authorized, none issued and
    outstanding                                                         --               --
  Common stock, par value $1.00, 50,000,000 shares
    authorized, 41,701,554 and 41,701,554 issued and
    outstanding                                                     41,701           41,701
Additional paid in capital                                         117,458          117,458
Accumulated deficit                                                 (8,475)          (8,402)
Accumulated other comprehensive loss                                (8,466)          (8,647)
                                                                  --------         --------

      Total shareholders' equity                                   142,218          142,110
                                                                  --------         --------
Total liabilities and shareholders' equity                        $290,113         $294,221
                                                                  ========         ========

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

For the 13 Weeks Ended                      March 30, 2003   March 31, 2002
                                            --------------   --------------
Net sales                                      $ 55,735          $ 52,709
Cost of sales                                   (46,850)          (42,184)
                                               --------          --------

  Gross profit                                    8,885            10,525

Selling, general and
  administrative expenses                        (8,279)           (7,594)
                                               --------          --------

  Operating profit                                  606             2,931

Interest expense                                   (237)             (277)
Other income, net                                    15               179
                                               --------          --------

Income before provision for income
 taxes and minority interest                        384             2,833
Provision for income taxes                         (184)           (1,091)
                                               --------          --------
Income before minority interest                     200             1,742

Minority interest                                  (273)             (412)
                                               --------          --------

Net (loss) income                               $   (73)          $ 1,330
                                                =======           =======

Basic (loss) earnings per share                 $  (.00)          $   .03
                                                =======           =======

Diluted (loss) earnings per share               $  (.00)          $   .03
                                                =======           =======

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

For the 13 Weeks Ended                       March 30, 2003    March 31, 2002
                                             --------------    --------------
Cash flows from operating activities:

  Net (loss) income                            $     (73)         $ 1,330
  Depreciation and amortization                    4,607            3,672
  Other operating activities                      (5,669)          (1,521)
                                               ---------          -------
    Net cash (used in) provided by
      operating activities                        (1,135)           3,481
                                               ---------          -------

Cash flow from investing activities:
  Capital expenditures                            (1,800)          (2,755)
  Proceeds on sales of property,
    plant and equipment                               --               62
                                               ---------          -------
    Net cash used in investing activities         (1,800)          (2,693)

Cash flow from financing activities:
  Net (payments) borrowings on short-term notes   (3,393)             529
  Principal payments on long-term debt               (17)            (262)
  Proceeds from long-term borrowings                 131               54
                                               ---------          -------

    Net cash (used in) provided by
      financing activities                        (3,279)             321

Effect of exchange rate changes on cash               44              (34)

Net change in cash and cash equivalents           (6,170)           1,075

Cash and cash equivalents at
  beginning of period                             19,983           14,463
                                               ---------          -------

Cash and cash equivalents at end of period     $  13,813          $15,538
                                               =========          =======

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                                   Accumulated
                                         Additional                   Other
                                Common    Paid in    Accumulated  Comprehensive
                                Stock     Capital      Deficit        Loss            Total
                                -----     -------      -------        ----            -----
Balance,
 December 30, 2001             $41,528    $116,843     $ (5,577)     $(8,711)       $ 144,083

Comprehensive income:

  Net income                        --          --        1,330           --            1,330

  Changes during
   the period                       --          --           --          (66)             (66)
                               -------    --------     --------      -------        ---------

Total comprehensive
  income                            --          --        1,330          (66)           1,264
                               -------    --------     --------      -------        ---------

Balance,
 March 31, 2002                $41,528    $116,843     $ (4,247)     $(8,777)       $ 145,347
                               =======    ========     ========      =======        =========

Balance,
 December 29, 2002             $41,701    $117,458     $ (8,402)     $(8,647)       $ 142,110

Comprehensive income:

  Net loss                          --          --          (73)          --              (73)

  Changes during
   the period                       --          --           --          181              181
                               -------    --------     --------      -------        ---------

Total comprehensive
  income                            --          --          (73)         181              108
                               -------    --------     --------      -------        ---------

Balance,
 March 30, 2003                $41,701    $117,458     $ (8,475)     $(8,466)       $ 142,218
                               =======    ========     ========      =======        =========

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, unless otherwise noted,
                             except per share data)
                                   (Unaudited)

Note A - Summary of Significant Accounting Policies

      For a summary of all other significant accounting policies, refer to Note A to the consolidated financial statements included with the 2002 Form 10-K.

1.    Presentation of Condensed Unaudited Consolidated Financial Statements

      These condensed unaudited consolidated financial statements have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech as of March 30, 2003 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended December 29, 2002. Interim results are not necessarily indicative of the results for the full year.

2.    Stock-Based Compensation

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements. The Statement also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments using APB Opinion No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements.

      SFAS No. 123, as amended by SFAS No. 148, requires the Company to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized for options granted after 1994. Pro forma net income and the related basic and diluted earnings per share amounts would be as follows:

                                               For the 13 Weeks Ended
                                          March 30, 2003    March 31, 2002
                                          --------------    --------------
                                                     (unaudited)
Net (loss) income:
As reported                                  $  (73)          $ 1,330
Less: Total stock-based employee
  compensation expense determined
  under fair value based method                (413)               --
                                             ------           -------
Pro forma net (loss) income                  $ (486)          $ 1,330
                                             ======           =======

Basic (loss) earnings per share:
As reported                                  $ (.00)          $   .03
Pro forma                                    $ (.01)          $   .03

Diluted (loss) earnings per share:
As reported                                  $ (.00)          $   .03
Pro forma                                    $ (.01)          $   .03

During the thirteen weeks ended March 30, 2003, the Company granted options for 1,601,000 shares of common stock with an exercise price of $5.70 per share. The fair value of these options was estimated at $3.22 per common share on the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected volatility of 56.7%, dividend yield of 0.00%, risk free interest rate of 3.60% and an expected life of the options of six years.

There was no pro forma impact on net income for the thirteen weeks ended March 31, 2002, as all options outstanding during the period were fully vested in 1999. The fair value of these options, which were granted during 1998, was estimated at $2.01 per common share on the date of grant, using the Black Scholes option pricing model with the following assumptions: expected volatility of 54%, dividend yield of 0.00%, risk free interest rate of 5.42% and an expected life of the options of four years.

Note B - Inventories

                Inventories, net, consist of the following:

                                 March 30, 2003   December 29, 2002
                                  (Unaudited)
                                  -----------

         Raw material               $ 10,868         $ 11,049
         Work in process               8,494            8,349
         Finished goods               14,173           14,659
                                    --------         --------

                                    $ 33,535         $ 34,057
                                    ========         ========

Note C - Earnings Per Share

                                         For the 13 Weeks Ended
                                     March 30, 2003   March 31, 2002
                                     --------------   --------------
                                               (Unaudited)
Basic EPS Computation
Numerator:

  Net (loss) income                  $       (73)       $     1,330

Denominator:

  Weighted average shares             41,701,554         41,528,520

Basic (loss) earnings per share      $      (.00)       $       .03
                                     ===========        ===========

Diluted EPS Computation
Numerator:

  Net (loss) income                  $       (73)       $     1,330

Denominator:

  Weighted average shares             41,701,554         41,528,520

  Dilutive potential
    common shares                             --             37,304
                                     -----------        -----------

  Adjusted weighted average
    shares and equivalents            41,701,554         41,565,824

Diluted (loss) earnings per share    $      (.00)       $       .03
                                     ===========        ===========

      Options to purchase 326,411 shares of common stock at $4.25 per share and options to purchase 1,601,000 shares of common stock at $5.70 per share were not included in the computation of diluted earnings per share for the thirteen weeks ended March 30, 2003 because of their anti-dilutive effect due to the Company incurring a net loss for the period.

      Options to purchase 380,453 shares of common stock at $4.25 per share were outstanding during the thirteen weeks ended March 31, 2002 but were not included in the computation of diluted earnings per share because the option's exercise price was greater than average market price of the common shares during the period.

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

Note D - Segment Reporting

      The Company's operations are categorized into three business segments based on management structure, product type and distribution channel, as described below.

      The Wet Friction segment produces specialty engineered products for heat resistant, inertia control, energy absorption and transmission applications used in an oil immersed environment. The Company markets its products to automobile and heavy duty original equipment manufacturers ("OEM"), as well as to farm machinery, mining, truck and bus manufacturers.

      The Dry Friction segment produces engineered friction products, which are not used in an oil immersed environment, and are primarily used in original equipment automobile and truck manual transmissions. The clutch facings produced by this segment are marketed to companies who assemble the manual transmission systems used in automobiles and trucks.

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

Information relating to operations by industry segment follows:

OPERATING SEGMENTS

                                             March 30, 2003       March 31, 2002
                                             --------------       --------------
                                                         (Unaudited)
NET SALES
Wet Friction                                    $ 34,672             $ 34,348
Aftermarket                                       11,489               12,484
Dry Friction                                      11,709                8,153
Intersegment elimination (1)                      (2,135)              (2,276)
                                                --------             --------
Net sales to external customers                 $ 55,735             $ 52,709
                                                ========             ========

OPERATING PROFIT (LOSS)(2)
Wet Friction                                    $ (1,194)            $  1,513
Aftermarket                                        2,230                2,558
Dry Friction                                       1,365                  755
Corporate                                         (2,017)              (1,993)
                                                --------             --------
Consolidated                                    $    384             $  2,833
                                                ========             ========

(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation.

(2) The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of income before income taxes and minority interest.

Note E - Income Taxes

      The effective tax rate for the thirteen-week period ended March 30, 2003 is 47.9% compared to an effective rate of 38.5% for the same period in the prior year. The rate for the current period reflects a statutory federal rate adjusted for state and foreign taxes and contributions made to the Raymark pension plan. Payments to the Raymark pension plans create a permanent difference due to this tax benefit inuring to the Raytech Personal Injury Trust in accordance with the Tax Benefits Assignment and Assumption Agreement. In addition, the Company did not recognize any tax benefits associated with the operating losses incurred by the Company's U.K. operations due to doubts about their future recoverability. The rate differs from the 2002 rate by 9.4 percentage points caused primarily by contributions made to the Raymark pension plan.

      Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At March 30, 2003, the Company has tax loss carryforwards of $74.8 million and tax credit carryforwards of $1.2 million. The net operating loss carryforwards are allocated between Raytech Corporation and the PI Trust in the amounts of $2.8 million and $72.0 million, respectively. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses allocated to the PI Trust, and contributions made to the Raymark pension plans. If Raytech Corporation generates additional losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing current and future operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries expected to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $42.4 million at March 30, 2003.

      At March 30, 2003, the Company has recorded a tax receivable in the amount of $4.8 million, net of Federal income tax, due from state governments for returns filed in 2002. The Company received $2.5 million, net of Federal tax, in April 2003 as a partial recovery of these state taxes. In accordance with the Agreement, this amount inures to the benefit of the PI Trust.

      The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

      The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.3 million at March 30, 2003, if all of APC's earnings were to be distributed through dividends.

Note F - Goodwill and Other Intangible Assets

                                  March 30, 2003          December 29, 2002
                               Gross                    Gross
                             Carrying   Accumulated    Carrying   Accumulated
                              Amount    Amortization    Amount    Amortization
                              ------    ------------    ------    ------------
                                   (Unaudited)
Finite life intangible
  assets:
  Unpatented technology      $ 16,262       $3,881     $ 16,262    $  3,396
  Distribution base             5,716          571        5,716         500
                             --------       ------     --------    --------
    Sub-total                $ 21,978       $4,452     $ 21,978    $  3,896
                             --------       ------     --------    --------

Indefinite life intangible
  assets:
  Trademarks                   17,713                    17,713
                             --------                  --------

Goodwill                       34,767                    34,767
                             --------                  --------

Intangible assets, net       $ 70,006                  $ 70,562
                             ========                  ========

The weighted-average amortization periods for the unpatented technology and the distribution base are 8.6 and 20.0 years, respectively. Amortization expense for the thirteen weeks ended March 30, 2003 amounted to $556.

Estimated annual amortization expense is as follows:

                For the year ending:
                    2003                 $ 2,226
                    2004                   2,226
                    2005                   2,226
                    2006                   2,226
                    2007                   1,926

Trademarks and goodwill will not be amortized but will be reviewed for impairment annually. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. The amount of goodwill has been assigned to each of the Company's segments. There were no changes in the carrying amount of trademarks or goodwill during the thirteen weeks ended March 30, 2003.

Note G - Litigation

      The Company is subject to certain legal matters that have arisen in the ordinary course of business, and management does not expect these matters will have a material adverse effect on the Company. In addition, the Company is involved in the following litigation.

      In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's

(polychlorinated biphenyls) found in a drainage ditch near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The effect upon RPC's claim is not known at this time. Three additional insurers have been added to the Reliance case as ordered by the District Court. IDEM has turned the matter over to the U.S. Environmental Protection Agency ("EPA"). In December 2000, the EPA issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the referenced drainage ditch. RPC has prepared a plan for implementation and is in compliance with the cleanup Order. The Company has estimated that the cost to comply with the Order will be approximately $14.3 million of which $10.5 million has been spent through March 30, 2003. The remaining balance of $3.8 million is included in accrued liabilities. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA. On May 6, 2003, EPA indicated that RPC is potentially liable for PCB contamination downstream of the ditch area that is the subject of the Order. EPA has not issued an order to RPC regarding this downstream area.

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

Note H - Restricted Cash

        Restricted cash relates to the following:

                                                            December 29,
                                       March 30, 2003           2002
                                       --------------       ------------
                                        (Unaudited)
        Letters of credit                   $1,618              $1,617

        Other                                  410                 410
                                            ------              ------

                                            $2,028              $2,027
                                            ======              ======

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

Safe Harbor Statement

      Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Liquidity, Capital Resources and Future Liquidity" heading and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including the many interrelated factors that affect consumer confidence, including worldwide demand for automotive and heavy duty products, general economic conditions, the environment, actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates; technological difficulties; accounting standards, and other risks and uncertainties. Further information, including factors that potentially could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Significant Accounting Policies

      Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2002 describe the significant accounting estimates and policies used by management in the preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates. There have been no changes in the Company's critical accounting estimates during the first quarter 2003.

Results of Operations and Liquidity and Capital Resources

      Raytech Corporation recorded a net loss of $0.1 million, or nil per basic share, for the thirteen-week period ended March 30, 2003 compared to net income of $1.3 million, or $.03 per basic share for the same period in the prior year. The reduction in earnings of $1.4 million is due to an operating loss recorded in the Wet Friction segment and lower operating profit generated by the Aftermarket segment. The Dry Friction segment reported improved net sales and operating profit compared to the same period in the prior year. The details of which are presented below.

      Net Sales

      Raytech recorded net sales of $55.7 million for the thirteen-week period ended March 30, 2003 compared to $52.7 million in the same period in the prior year. The analysis of the change in sales period-over-period is presented below by business segment.

      The Wet Friction segment recorded sales of $34.7 million for the thirteen-week period ended March 30, 2003 compared to $34.3 million for the same period in the prior year, an increase of $.4 million, or 1.0 percent. The sales for the segment reflect increased sales to the automotive OEM component of $1.8 million due primarily to increased sales on certain new business, which began in the second quarter of 2002, offset by lower sales to the heavy duty component of the Wet Friction segment of $1.6 million. Sales to various other customers increased $.2 million period-over-period.

      The Aftermarket segment recorded sales of $11.5 million for the quarter ended March 30, 2003 compared to $12.5 million for the quarter ended March 31, 2002, a reduction of $1.0 million or 8.0 percent. The lower sales reflect a slower aftermarket in general as Raytech's customer base for aftermarket products, predominantly warehouse distributors, feel the impact of the slower economy.

      The Dry Friction segment recorded sales of $11.7 million for the thirteen-week period ended March 30, 2003 compared to $8.2 million for the same period in the prior year, an increase of $3.5 million, or 42.7 percent. The increase represents improved sales through Raytech's operations in China of $.7 million, as the Company's business in China continues to expand, and improved sales through the German operation of $2.9 million. The increase in Germany is due to a volume increase of $1.2 million and a translation gain of $1.7 million for the period. The translation gain reflects the increase period-over-period in the exchange rate of the Euro to the U.S. dollar.

Gross Profit

      Raytech recorded gross profit for the thirteen-week period ended March 30, 2003 of $8.9 million compared to $10.5 million for the thirteen- week period ended March 31, 2002, a reduction in gross profit of $1.6 million. Gross profit as a percentage of sales for the first quarter of 2003 was 15.9 percent compared to 20.0 percent for the same period in the prior year, a decrease of 4.1 percentage points. The reduced gross profit is due to higher labor and material costs in the Wet Friction segment due to the production of certain new business in the automotive component of the segment. In addition, the reduced sales to the heavy duty component of the Wet Friction segment has negatively impacted overhead absorption. Management has taken action on both of these issues. The gross profit in the Dry Friction segment increased period-over-period due to the increased sales volume and related efficiencies.

Selling, General and Administrative

      The selling, general and administrative ("SG&A") expenses for the thirteen-week period ended March 30, 2003 were $8.3 million compared to $7.6 million for the same period in the prior year, an increase of $.7 million period-over-period. The increased SG&A reflects increased research and development costs, new hire and severance costs associated with certain management changes and increased personnel costs period-over-period.

Interest Expense

      Interest expense for the thirteen-week period ended March 30, 2003 of $.2 million is substantially the same as the prior period amount of $.3 million.

Operating Profits

      The following discussion of operating results by industry segment relates to information contained in Note D - Segment Reporting to the Unaudited Condensed Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

      Raytech Corporation recorded operating profit of $.4 million for the thirteen-week period ended March 30, 2003 compared to $2.8 million for the same period in the prior year, a reduction of $2.4 million. The operating profit was negatively affected by the reduced gross profit for the first quarter of 2003 compared to the first quarter of 2002. The details of the changes in operating profit are detailed below.

      The Wet Friction segment recorded an operating loss for the period of $1.2 million compared to an operating profit of $1.5 million for the same period in the prior year. The reduced operating income is due substantially to the reduced gross profit in this segment of $2.3 million, the details of which are outlined in the gross profit discussion above. The remaining $.4 million of reduced operating profit reflects higher SG&A expenses for the period.

      The Aftermarket segment recorded operating profit of $2.2 million for the thirteen-week period ended March 30, 2003 compared to $2.6 million for the same period in the prior year. The reduced operating profit reflects lower gross profit period-over-period of $.4 million due substantially to a change in product mix for the segment.

      The Dry Friction segment recorded operating profit of $1.4 million for the thirteen-week period ended March 30, 2003 compared to $.8 million for the same period in the prior year, an increase of $.6 million. The increased operating profit is a result of the increased sales period-over-period of $3.6 million.

Income Taxes

      See Note E - Income Taxes to the condensed unaudited consolidated financial statements included in Item I of this Part I.

Liquidity, Capital Resources and Future Liquidity

        The Company's cash and cash equivalents at March 30, 2003 totaled $13.8 million compared to $20.0 million at December 29, 2002, a decrease of $6.2 million. Capital expenditures for the three-month period totaled $ 1.8 million which is consistent with planned expenditures and a reduction of $1.0 million, compared with the capital spending for the same period in the prior year. Net cash used in operating activities was $1.1 million for the three-month period ended March 30, 2003, compared to cash provided by operating activities of $3.5 million in the prior year period. Cash outflows for working capital were $5.7 million during the current year period, which was primarily comprised of the following: a $4.0 million increase in trade accounts receivable and a $3.2 million cash payment for environmental remediation, partially offset by a $1.3 million increase in accounts payable. These were the most significant aspects of the change in other operating activities recorded on the statement of cash flows.

      The debt and available lines of credit at March 30, 2003 and December 29, 2002 consist of the following:

                                             (in thousands)
                        March 30, 2003 (unaudited)          December 29, 2002
                     ------------------------------   -----------------------------
                     Current   Non-Current    Total   Current  Non-Current    Total
                     -------   -----------    -----   -------  -----------    -----
Domestic bank debt   $  8,244    $     --   $  8,244  $ 11,306   $     --   $ 11,306
Foreign bank debt       3,363       4,377      7,740     3,609      4,095      7,704
                     --------    --------   --------  --------   --------   --------
Total bank debt        11,607       4,377     15,984    14,915      4,095     19,010
Leases                    167         187        354       176        198        374
                     --------    --------   --------  --------   --------   --------

Total borrowings     $ 11,774    $  4,564   $ 16,338  $ 15,091   $  4,293   $ 19,384
                     ========    ========   ========  ========   ========   ========

Available lines of credit:

                                        2003              2002
                                        ----              ----
Domestic                             $ 8,219           $ 5,006
Foreign                                4,151             3,829
                                     -------           -------

Total                                $12,370           $ 8,835
                                     =======           =======

      Refer to the Management's Discussion and Analysis section and to Note M to the consolidated financial statements, both included within the Company's 2002 Form 10-K, for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

      The current domestic loan agreement has a covenant requiring the borrowing companies to maintain a rolling twelve-month earnings before interest, taxes, depreciation and amortization (EBITDA) of $10.5 million for the quarter ended March 30, 2003. The Company was in compliance with this covenant at March 30, 2003.

      The domestic borrowing facility matures in September 2003. The Company is reviewing borrowing alternatives and intends to enter into a new lending arrangement by September 2003.

      The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency ("EPA") at its manufacturing facility in Crawfordsville, Indiana.

      See Note G - Litigation. The Company spent $3.2 million during the thirteen-week period ended March 30, 2003 and has a remaining accrual of $3.8 million for completion of the project, which is included in other accrued liabilities. The remaining accrual is expected to be sufficient for compliance with the order.

      The Company assumed the liability for the Raymark pension plans as part of the reorganization. Funding for the plans in 2003 is expected to be approximately $7.6 million of which $1.2 million was funded in the first quarter of 2003.

      Certain tax issues are discussed in Note E - Income Taxes, which provide details concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

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

      The Company effectively manages its accounts receivable as evidenced by the average days sales in trade receivables of 50.2 days. This allows for minimum borrowings in supporting inventory and trade receivables. Management does not anticipate a significant change in fiscal policy in any of its borrowing markets in 2003 given current economic conditions. Further, the Company can reduce the short-term impact of interest rate fluctuation through deferral of capital investment should the need arise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Item 2.

Item 4. Controls and Procedures

      (a) Based on evaluation of the effectiveness of the design and operation of the Company disclosure controls and procedures, which evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) No significant changes were made to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note G - Litigation.

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

Date: May 14, 2003

                                  CERTIFICATION

I, John B. Devlin, Chief Financial Officer of Raytech Corporation (the "Registrant"), certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Raytech Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                        /s/ JOHN B. DEVLIN
                                        ------------------
                                        John B. Devlin
                                        Vice President, Treasurer
                                        and Chief Financial Officer

                                  CERTIFICATION

I, Albert A. Canosa, President and Chief Executive Officer, of Raytech Corporation (the "Registrant"), certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Raytech Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                        /s/ ALBERT A. CANOSA
                                        --------------------
                                        Albert A. Canosa
                                        President and
                                        Chief Executive Officer

                                  CERTIFICATION

      I, John B. Devlin, Chief Financial Officer of Raytech Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

      1. The quarterly report on Form 10-Q of the Company for the period ended March 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such Form 10-Q fairly presents, in accordance with United States generally accepted accounting principles, in all material respects, the financial condition and results of operations of the Company.

      IN WITNESS WHEREOF, I have executed this Certification this 14th day of May, 2003.

                                        /s/ JOHN B. DEVLIN
                                        ------------------
                                        John B. Devlin
                                        Vice President, Treasurer
                                        and Chief Financial Officer

                                  CERTIFICATION

      I, Albert A. Canosa, Chief Executive Officer of Raytech Corporation (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

      1. The quarterly report on Form 10-Q of the Company for the period ended March 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in such Form 10-Q fairly presents, in accordance with United States generally accepted accounting principles, in all material respects, the financial condition and results of operations of the Company.

      IN WITNESS WHEREOF, I have executed this Certification this 14th day of May, 2003.

                                        /s/ ALBERT A. CANOSA
                                        --------------------
                                        Albert A. Canosa
                                        President and
                                        Chief Executive Officer