Form 10-Q
period 2003-06-29
RAYTECH CORP
filed 2003-08-13
CIK 797917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the Quarter Ended June 29, 2003, or

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

                                  203-925-8023
                         (Registrant's Telephone Number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X              No
                           -----               -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                       Yes                  No  X
                           ---                 ---

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes  X               No
                           ---                 -----

As of August 4, 2003, 41,737,306 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of Raytech common stock on the New York Stock Exchange) on such date held by non-affiliates was approximately $23.2 million.

                               RAYTECH CORPORATION
                                      INDEX

                                                                   Page
                                                                  Number
                                                                  ------
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Condensed Consolidated Balance
          Sheets at June 29, 2003 (Unaudited)
          and December 29, 2002                                      3

          Condensed Unaudited Consolidated Statements of
          Operations for the thirteen weeks ended
          June 29, 2003 and June 30, 2002                            4

          Condensed Unaudited Consolidated Statements of
          Operations for the twenty-six weeks ended
          June 29, 2003 and June 30, 2002                            5

          Condensed Unaudited Consolidated Statements
          of Cash Flows for the twenty-six weeks
          ended June 29, 2003 and June 30, 2002                      6

          Condensed Unaudited Consolidated Statements of
          Changes in Shareholders' Equity for the twenty-six
          weeks ended June 29, 2003 and June 30, 2002                7

          Notes to Condensed Unaudited Consolidated
          Financial Statements                                       8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             20

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                         26

Item 4.   Controls and Procedures                                   26


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         27

Item 4.   Submission of Matters to a Vote of Security Holders       28

Item 6.   Exhibits and Reports on Form 8-K                          28

          Signature                                                 29

          Certifications                                            30

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
--------------------------------------------------------------------------------


                                                              June 29, 2003       December 29,
At                                                             (unaudited)           2002
---------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                       $ 14,995         $ 19,983
  Restricted cash                                                    4,028            2,027
  Trade accounts receivable, less allowance
    of $890 and $824                                                31,245           26,640
  Inventories, net                                                  33,159           34,057
  Income taxes receivable                                            1,826            4,793
  Other current assets                                               5,420            5,078
-------------------------------------------------------------------------------------------
      Total current assets                                          90,673           92,578
-------------------------------------------------------------------------------------------
Property, plant and equipment                                      138,353          131,378
  Less accumulated depreciation                                    (33,463)         (25,257)
-------------------------------------------------------------------------------------------
      Net property, plant and equipment                            104,890          106,121
-------------------------------------------------------------------------------------------
Intangible assets, net                                              69,449           70,562
Deferred income taxes                                               21,921           21,906
Other assets                                                         2,956            3,054
-------------------------------------------------------------------------------------------
Total assets                                                      $289,889         $294,221
===========================================================================================
LIABILITIES
Current liabilities
  Notes payable and current portion of long-term debt             $ 13,582         $ 15,091
  Current portion of pension obligation                              8,030            8,030
  Accounts payable                                                  15,309           15,089
  Accrued liabilities                                               24,700           26,258
  Payable to the PI Trust                                            3,823            4,793
-------------------------------------------------------------------------------------------
      Total current liabilities                                     65,444           69,261
-------------------------------------------------------------------------------------------
Long-term debt                                                       4,645            4,293
Pension obligation                                                  11,529           12,815
Postretirement benefits other than pension                          14,309           13,800
Deferred payable to the PI Trust                                    42,356           42,356
Other long-term liabilities                                            867              827
-------------------------------------------------------------------------------------------
Total liabilities                                                  139,150          143,352
-------------------------------------------------------------------------------------------
Minority interest                                                    9,251            8,759
Commitments and contingencies
SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preferred stock, no par value,
    5,000,000 shares authorized, none issued and
    outstanding                                                         --               --
  Common stock, par value $1.00, 50,000,000 shares
    authorized, 41,737,306 and 41,701,554 issued and
    outstanding                                                     41,737           41,701
Additional paid in capital                                         117,574          117,458
Accumulated deficit                                                (10,014)          (8,402)
Accumulated other comprehensive loss                                (7,809)          (8,647)
-------------------------------------------------------------------------------------------
      Total shareholders' equity                                   141,488          142,110
-------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                       $ 289,889      $   294,221
===========================================================================================


The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                        (in thousands, except share data)
                                   (unaudited)


For the 13 Weeks Ended                        June 29, 2003   June 30, 2002
                                                               (as revised)
---------------------------------------------------------------------------
Net sales                                      $ 54,093          $ 55,305
Cost of sales                                   (45,957)          (44,219)
-------------------------------------------------------------------------
  Gross profit                                    8,136            11,086
Selling, general and
  administrative expenses                        (8,565)           (8,180)
-------------------------------------------------------------------------
  Operating (loss) profit                          (429)            2,906
Interest expense                                   (278)             (179)
Other income (expense), net                         563              (396)
-------------------------------------------------------------------------
(Loss) income before provision for environmental
  claims, income taxes and minority interest       (144)            2,331
Provision for environmental claims               (1,762)               --
-------------------------------------------------------------------------
(Loss) income before provision for income
 taxes and minority interest                     (1,906)            2,331
Benefit (provision) for income taxes                586              (897)
-------------------------------------------------------------------------
(Loss) income before minority interest           (1,320)            1,434
Minority interest                                  (219)             (364)
-------------------------------------------------------------------------
Net (loss) income                               $(1,539)          $ 1,070
=========================================================================
Basic (loss) earnings per share                 $  (.04)          $   .03
=========================================================================
Diluted (loss) earnings per share               $  (.04)          $   .03
=========================================================================


The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                        (in thousands, except share data)
                                   (unaudited)


For the 26 Weeks Ended                      June 29, 2003     June 30, 2002
                                                               (as revised)
----------------------------------------------------------------------------
Net sales                                      $ 109,828         $108,014
Cost of sales                                    (92,807)         (86,403)
-------------------------------------------------------------------------
  Gross profit                                    17,021           21,611
Selling, general and
  administrative expenses                        (16,844)         (15,774)
-------------------------------------------------------------------------
  Operating profit                                   177            5,837
Interest expense                                    (515)            (456)
Other income (expense), net                          578             (217)
-------------------------------------------------------------------------
Income before provision for environmental
  claims, income taxes and minority interest         240            5,164
Provision for environmental claims                (1,762)              --
-------------------------------------------------------------------------
(Loss) income before provision for income
 taxes and minority interest                      (1,522)           5,164
Benefit (provision) for income taxes                 402           (1,988)
-------------------------------------------------------------------------
(Loss) income before minority interest            (1,120)           3,176
Minority interest                                   (492)            (776)
-------------------------------------------------------------------------
Net (loss) income                               $ (1,612)         $ 2,400
=========================================================================
Basic (loss) earnings per share                 $   (.04)         $   .06
=========================================================================
Diluted (loss) earnings per share               $   (.04)         $   .06
=========================================================================


The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (in thousands)
                                   (unaudited)


For the 26 Weeks Ended                      June 29, 2003      June 30, 2002
                                                                (as revised)
----------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                            $ (1,612)          $ 2,400
  Depreciation and amortization                   9,192             8,489
  Other operating activities                     (5,619)           (2,819)
-------------------------------------------------------------------------
    Net cash provided by
      operating activities                        1,961             8,070
-------------------------------------------------------------------------
Cash flow from investing activities:
  Capital expenditures                           (5,547)           (5,576)
  Proceeds on sales of property,
    plant and equipment                              --               196
-------------------------------------------------------------------------
    Net cash used in investing activities        (5,547)           (5,380)
Cash flow from financing activities:
  Net payments on short-term notes               (1,729)             (859)
  Principal payments on long-term debt           (1,188)             (552)
  Proceeds from long-term borrowings              1,146               106
  Proceeds from exercise of stock options           152               243
-------------------------------------------------------------------------
    Net cash used in financing activities        (1,619)           (1,062)
Effect of exchange rate changes on cash             217               147
Net change in cash and cash equivalents          (4,988)            1,775
Cash and cash equivalents at
  beginning of period                            19,983            14,463
-------------------------------------------------------------------------
Cash and cash equivalents at end of period     $ 14,995           $16,238
=========================================================================


The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      --------------------------------------------------------------------
                                 (in thousands)
                                   (unaudited)




                                                               Accumulated
                                       Additional                 Other
                               Common   Paid in   Accumulated  Comprehensive
                                Stock   Capital     Deficit        Loss             Total
                                                 (as revised)                   (as revised)
---------------------------------------------------------------------------------------------
Balance,
 December 30, 2001             $41,528  $116,843     $ (5,577)     $(8,711)       $ 144,083
Comprehensive income:
  Net income                        --        --        2,400           --            2,400
  Changes during
   the period                       --        --           --        1,112            1,112
-------------------------------------------------------------------------------------------
Total comprehensive
  income                            --        --        2,400        1,112            3,512
Stock options exercised             78       165                                        243
Balance,
 June 30, 2002                 $41,606  $117,008     $ (3,177)     $(7,599)       $ 147,838
===========================================================================================
Balance,
 December 29, 2002             $41,701  $117,458     $ (8,402)     $(8,647)       $ 142,110
Comprehensive income:
  Net loss                          --        --       (1,612)          --           (1,612)
  Changes during
   the period                       --        --           --          838              838
-------------------------------------------------------------------------------------------
Total comprehensive
  income                            --        --       (1,612)         838             (774)
--------------------------------------------------------------------------------------------
Stock options exercised             36       116                                        152
Balance,
 June 29, 2003                 $41,737  $117,574     $(10,014)     $(7,809)       $ 141,488
===========================================================================================


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

1.    Presentation of Condensed Unaudited Consolidated Financial Statements

      These condensed unaudited consolidated financial statements have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech as of June 29, 2003 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended December 29, 2002. Interim results are not necessarily indicative of the results for the full year.

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

      SFAS No. 123, as amended by SFAS No. 148, requires the Company to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized for options granted after 1994. Pro forma net income and the related basic and diluted earnings per share amounts would be as follows:

                                             For the 13 Weeks Ended
                                         June 29, 2003     June 30, 2002
                                                            (as revised)
                                         -------------     -------------
                                                   (Unaudited)
Net (loss) income:
As reported                               $  (1,539)        $   1,070
Less: Total stock-based employee
  compensation expense determined
  under fair value based method                (671)               --
                                          ---------         ---------
Pro forma net (loss) income               $  (2,210)        $   1,070
                                          =========         =========
Basic (loss) earnings per share:
As reported                               $    (.04)        $     .03
Pro forma                                 $    (.05)        $     .03
Diluted (loss) earnings per share:
As reported                               $    (.04)        $     .03
Pro forma                                 $    (.05)        $     .03

      During the thirteen weeks ended June 29, 2003, the Company granted options for 1,172,000 shares of common stock with an exercise price of $5.70 per share. The fair value of these options was estimated at $2.05 per common share on the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected volatility of 62.30%, dividend yield of 0.00%, risk free interest rate of 2.84% and an expected life of the options of six years. Options to purchase 290,659 shares of common stock at $4.25 per share and options to purchase 2,773,000 shares of common stock at $5.70 per share were not included in the computation of diluted earnings per share for the thirteen weeks ended June 29, 2003 because of their anti-dilutive effect due to the Company incurring a net loss for the period.

      There was no pro forma impact on net income for the thirteen weeks ended June 30, 2002, as all options outstanding during the period were fully vested in 1999.

                                             For the 26 Weeks Ended
                                         June 29, 2003     June 30, 2002
                                                            (as revised)
                                         -------------     -------------
                                                   (Unaudited)
Net (loss) income:
As reported                               $  (1,612)        $   2,400
Less: Total stock-based employee
  compensation expense determined
  under fair value based method              (1,084)               --
                                          ---------         ---------
Pro forma net (loss) income               $  (2,696)        $   2,400
                                          =========         =========
Basic (loss) earnings per share:
As reported                               $    (.04)        $     .06
Pro forma                                 $    (.06)        $     .06
Diluted (loss) earnings per share:
As reported                               $    (.04)        $     .06
Pro forma                                 $    (.06)        $     .06


      During the twenty-six weeks ended June 29, 2003, the Company granted options for 2,773,000 shares of common stock with an exercise price of

      $5.70 per share. Options to purchase 290,659 shares of common stock at $4.25 per share and options to purchase 2,773,000 shares of common stock at $5.70 per share were not included in the computation of diluted earnings per share for the twenty-six weeks ended June 29, 2003 because of their anti-dilutive effect due to the Company incurring a net loss for the period.

      There was no pro forma impact on net income for the twenty-six weeks ended June 30, 2002, as all options outstanding during the period were fully vested in 1999.

3.    Guarantees

      On November 26, 2002, FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee.

      The Company provides certain warranties relating to the quality and performance of its products. The primary product of the Company, friction plates, is used in manual and automatic transmissions, transfer cases and wet wheel brake systems for heavy duty equipment. Warranty claims have historically been de minimis due to the quality of the Company's products and the impact of other potential parts interactions in these systems, which may contribute to the root cause of any system failure. The Company does maintain product warranty insurance in the event a warranty issue does arise. The costs in 2003 for product warranty support have been de minimis.

4.    Recently Issued Accounting Pronouncements

      In April, 2003, the FASB issued Financial Accounting Standard No. 149 (SFAS No. 149) "Amendment of Statement 133 Accounting for Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with all provisions applied prospectively. Amendments relating to implementation issues that were previously cleared by the FASB and were effective for fiscal quarters beginning before June 15, 2003 should continue to be applied in accordance with their respective effective dates. Raytech is evaluating the impact, if any, that this statement may have on future reporting. Management's initial review has determined that the statement is not currently applicable to Raytech.

      In May, 2003, the FASB issued Financial Accounting Standard No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This Statement establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. Raytech currently does not have financial instruments with the characteristics described in the standard.

Note B - Inventories

      Inventories, net, consist of the following:

                   June 29, 2003    December 29, 2002
                     (Unaudited)
                   -------------    -----------------
Raw material           $11,944        $11,049
Work in process          7,727          8,349
Finished goods          13,488         14,659
                       -------        -------
                       $33,159        $34,057
                       =======        =======


Note C - Earnings Per Share


                                            For the               For the
                                        13 Weeks Ended        13 Weeks Ended
                                         June 29, 2003         June 30, 2002
                                                               (as revised)
                                         -------------        --------------
                                                     (Unaudited)
Basic EPS Computation
Numerator:
  Net (loss) income                       $     (1,539)        $     1,070
Denominator:
  Weighted average shares                   41,701,554          41,528,520
  Weighted average stock
    options exercised                           32,148              33,696
                                          ------------         -----------
  Adjusted weighted average shares          41,733,702          41,562,216
                                          ============         ===========
Basic (loss) earnings per share           $       (.04)        $       .03
                                          ============         ===========
Diluted EPS Computation
Numerator:
  Net (loss) income                       $     (1,539)        $     1,070
Denominator:
  Weighted average shares                   41,701,554          41,528,520
  Weighted average stock
    options exercised                           32,148              33,696
  Dilutive potential common shares                  --             124,901
                                          ------------         -----------
  Adjusted weighted average shares          41,733,702          41,687,117
                                          ============         ===========
Diluted (loss) earnings per share         $       (.04)        $       .03
                                          ============         ===========

      Options to purchase 290,659 shares of common stock at $4.25 per share and options to purchase 2,773,000 shares of common stock at $5.70 per share were not included in the computation of diluted earnings per share for the thirteen weeks ended June 29, 2003 because of their anti-dilutive effect due to the Company incurring a net loss for the period.

                                            For the               For the
                                        26 Weeks Ended        26 Weeks Ended
                                         June 29, 2003         June 30, 2002
                                                               (as revised)
                                         -------------        --------------
                                                    (Unaudited)
Basic EPS Computation
Numerator:
  Net (loss) income                       $     (1,612)        $     2,400
Denominator:
  Weighted average shares                   41,701,554          41,528,520
  Weighted average stock
    options exercised                           16,074              16,848
                                          ------------         -----------
  Adjusted weighted average shares          41,717,628          41,545,368
                                          ============         ===========
Basic (loss) earnings per share           $       (.04)        $       .06
                                          ============         ===========
Diluted EPS Computation
Numerator:
  Net (loss) income                       $     (1,612)        $     2,400
Denominator:
  Weighted average shares                   41,701,554          41,528,520
  Weighted average stock
    options exercised                           16,074              16,848
  Dilutive potential common shares                  --              54,155
                                          ------------         -----------
  Adjusted weighted average shares          41,717,628          41,599,523
                                          ============         ===========
Diluted (loss) earnings per share         $       (.04)        $       .06
                                          ============         ===========

      Options to purchase 290,659 shares of common stock at $4.25 per share and options to purchase 2,773,000 shares of common stock at $5.70 per share were not included in the computation of diluted earnings per share for the twenty-six weeks ended June 29, 2003 because of their anti-dilutive effect due to the Company incurring a net loss for the period.

      In February 2002, lawyers claiming to represent the Committee of Equity Holders filed a motion in U.S. Bankruptcy Court to compel Raytech to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in Raytech or their successors, or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares to the original shareholder group, or to retire shares held by the general unsecured creditor shareholder group. This might directly impact the earnings per share calculations of the Company. The Company has filed a motion for summary judgment asking the Court to dismiss the action, and the Court has denied that motion.


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

Information relating to operations by industry segment follows:

OPERATING SEGMENTS

                                       For the             For the
                                   13 Weeks Ended      13 Weeks Ended
                                    June 29, 2003       June 30, 2002
                                                         (as revised)
                                    -------------      --------------
                                             (Unaudited)
NET SALES
Wet Friction                           $ 33,740         $ 37,303
Aftermarket                              11,290           12,106
Dry Friction                             11,401            8,437
Intersegment elimination (1)             (2,338)          (2,541)
                                       --------         --------
Net sales to external customers        $ 54,093         $ 55,305
                                       ========         ========
OPERATING (LOSS) PROFIT (2)
Wet Friction                           $ (1,233)        $  2,144
Aftermarket                               2,013            2,268
Dry Friction                              1,504              193
Corporate                                (2,428)          (2,274)
                                       --------         --------
Consolidated                           $   (144)        $  2,331
                                       ========         ========

                                      For the             For the
                                   26 Weeks Ended      26 Weeks Ended
                                    June 29, 2003       June 30, 2002
                                                         (as revised)
                                    -------------      --------------
                                               (Unaudited)
NET SALES
Wet Friction                           $  68,412         $  71,651
Aftermarket                               22,779            24,590
Dry Friction                              23,110            16,590
Intersegment elimination (1)              (4,473)           (4,817)
                                       ---------         ---------
Net sales to external customers        $ 109,828         $ 108,014
                                       =========         =========
OPERATING (LOSS) PROFIT (2)
Wet Friction                           $  (2,427)        $   3,657
Aftermarket                                4,243             4,826
Dry Friction                               2,869               948
Corporate                                 (4,445)           (4,267)
                                       ---------         ---------
Consolidated                           $     240         $   5,164
                                       =========         =========


(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation.

(2) The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of (loss) income before provision for environmental claims, income taxes and minority interest.

Note E - Income Taxes

      The effective rate for the thirteen-week period ended June 29, 2003 is a benefit of 30.7% compared to an expense of 38.5% for the same period in the prior year. The difference is attributable to changes in the mix of earnings and losses in the domestic and foreign entities and the effect of permanent differences. The effective tax rate for the twenty-six week period ended June 29, 2003 is a benefit of 26.4% compared to an expense of 38.5% for the same period in the prior year. The effective rate for the twenty-six-week period ended June 29, 2003 reflects the Company's anticipated annualized rate and differs from the Federal statutory rate for several reasons. The rate for the current period reflects a statutory federal rate adjusted for state and foreign taxes and contributions made to the Raymark pension plans. Payments to the Raymark pension plans create a permanent difference due to this tax benefit inuring to the Raytech Personal Injury Trust in accordance with the Tax Benefits Assignment and Assumption Agreement. In addition, the Company did not recognize any tax benefits associated with the operating losses incurred by the Company's U.K. operations due to doubts about their future recoverability.

      Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At June 29, 2003, the Company has tax loss carryforwards of $74.8 million and tax credit carryforwards of $1.2 million. The net operating loss carryforwards are allocated between Raytech Corporation and the PI Trust in the amounts of $2.8 million and $72.0 million, respectively. The tax credit

Note E, continued
carryforwards all belong to the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses allocated to the PI Trust, and contributions made to the Raymark pension plans. If Raytech Corporation generates additional losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing current and future operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries expected to be received in future periods are shown as deferred tax assets and a deferred payable to the PI Trust which amounted to $42.4 million at June 29, 2003.

      At June 29, 2003, the Company has recorded a tax receivable in the amount of $1.8 million, net of Federal income tax, due from state governments for returns filed in 2002. The Company has received $3.0 million, net of Federal tax and interest, in the thirteen-week period ended June 29, 2003 as a partial recovery of these state taxes. In accordance with the Agreement, this amount inures to the benefit of the PI Trust. The State of Indiana has completed its audit of Raytech for the years 1992 through 2001. As a result of the audit, Raytech was denied refunds claimed for Indiana Gross Income tax paid in the years 1992 through 1997 of $1.0 million and certain interest on amounts refunded. Raytech has filed a protest with respect to these items with the Indiana Department of Revenue, and a hearing is expected later this year. Pursuant to the Agreement, any tax refunds received will be payable, net of tax, to the PI Trust.

      The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

      The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.3 million at June 29, 2003, if all of APC's earnings were to be distributed through dividends.

Note F - Goodwill and Other Intangible Assets

                                  June 29, 2003           December 29, 2002
                               Gross                    Gross
                             Carrying   Accumulated    Carrying   Accumulated
                              Amount    Amortization    Amount    Amortization
                             --------   ------------   --------   ------------
                                   (Unaudited)
Finite life intangible
  assets:

  Unpatented technology      $ 16,262       $4,366     $ 16,262    $  3,396
  Distribution base             5,716          643        5,716         500
                             --------       ------     --------    --------
    Sub-total                  21,978       $5,009       21,978    $  3,896
                             --------       ------     --------    --------

Indefinite life intangible
  assets:

  Trademarks                   17,713                    17,713
                             --------                  --------
Goodwill                       34,767                    34,767
                             --------                  --------

Intangible assets, net       $ 69,449                  $ 70,562
                             ========                  ========

The weighted-average amortization periods for the unpatented technology and the distribution base are 8.6 and 20.0 years, respectively. Amortization expense for the thirteen weeks ended June 29, 2003 amounted to $557. Amortization expense for the twenty-six weeks ended June 29, 2003 amounted to $1,113.

Estimated annual amortization expense is as follows:

                For the year ending:
                    2003                 $ 2,226
                    2004                   2,226
                    2005                   2,226
                    2006                   2,226
                    2007                   1,926

Trademarks and goodwill will not be amortized but will be reviewed for impairment annually. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. The amount of goodwill has been assigned to each of the Company's segments. During the thirteen weeks ended June 29, 2003, the Company performed its annual impairment review of the reporting units in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," as of March 31, 2003. The effort, which was performed with assistance from a third party valuation firm, indicated that no impairment adjustment was necessary. Accordingly, there were no changes in the carrying amount of trademarks or goodwill during the twenty-six weeks ended June 29, 2003.

Note G - Litigation

        The Company is subject to certain legal matters that have arisen in the ordinary course of business, and management does not expect these matters will have a material adverse effect on the Company. In addition, the Company is involved in the following litigation.

        In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch (the "Site") near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in rehabilitation in Pennsylvania. The Company has filed a claim for such defense and indemnity cost reimbursement in the rehabilitation proceedings but has not yet received any decision on its claim. Three additional insurers have been added to the Reliance case as ordered by the District Court.

        The U.S. Environmental Protection Agency ("EPA") became involved in the Site in December 2000 and issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the Site. RPC has substantially completed the investigation and remediation required under the Order. The Company has estimated that the cost to comply with the Order will be approximately $16.2 million of which $10.5 million has been spent through June 29, 2003. The remaining balance of $5.7 million is included in accrued liabilities. It is at least reasonably possible that the assessment of estimated costs to comply with the Order may be modified as the project progresses and that there may be additional assessments from the EPA. On May 6, 2003, EPA indicated that RPC is potentially liable for PCB contamination downstream of the Site area that is the subject of the Order. EPA has not issued an order to RPC regarding this downstream area. However, the Company has engaged in negotiations with the EPA concerning such possible additional remediation. Regardless of the outcome of these negotiations, the Company might be required to do additional remediation at the Site.

        Before EPA became involved in the Site, IDEM and RPC had entered into an Agreed Order providing for a risk-based remediation of the contamination different from the EPA's Order. After IDEM withdrew from the Agreed Order, an Indiana State Superior Court ruled that IDEM's purported withdrawal from the Agreed Order was illegal and ordered IDEM to reinstate the Agreed Order and IDEM complied. In July 2002, RPC filed an action against IDEM for breach of contract claiming damages based on the difference between the costs of cleanup under the EPA Order and the IDEM Agreed Order. The outcome of this litigation is not known.

        In February 2002, lawyers claiming to represent the Committee of Equity Holders filed a motion in U.S. Bankruptcy Court to compel Raytech to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in Raytech or their successors or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. The ultimate outcome of this matter is unknown; however, it is possible that its resolution could cause the Company to issue additional shares to the original shareholder group, or to retire shares held by the general unsecured creditor shareholder group. This might directly impact the earnings per share calculations of the Company. The Company has filed a motion for summary judgment asking the Court to dismiss the action and the court has denied that motion.

        On January 8, 2002, the Michigan Department of Environmental Quality ("MDEQ") sent the Company a letter alleging responsibility for trichloroethylene ("TCE") contamination at a Ferndale, Michigan, industrial site that Advanced Friction Materials Company ("AFM") leased from 1974 to 1985. The Company acquired AFM in 1998. The Company is cooperating with the MDEQ in evaluating the subsurface of the site to obtain data concerning the alleged contamination. The Company's liability at this site is indeterminable at this time.

Note H - Restricted Cash

        Restricted cash relates to the following:

                                        June 29, 2003     December 29, 2002
                                        -------------     -----------------
                                        (Unaudited)
        Payable to the Trust                $1,998                $   --
        Letters of credit                    1,620                 1,617
        Other                                  410                   410
                                            ------                ------
                                            $4,028                $2,027
                                            ======                ======

        The letters of credit collateralize certain obligations relating primarily to workers' compensation.

Note I - Revision of Interim Financial Statements

        The accompanying condensed unaudited consolidated statements of operations for the thirteen and twenty-six weeks ended June 30, 2002, and the condensed unaudited consolidated statements of cash flows and of changes in shareholders' equity, as well as the accompanying notes, have been revised from those previously reported to reflect lower depreciation expense and the related tax effects.

        The Company determined subsequent to the filing of the Form 10-Q for the quarter ended September 29, 2002, that depreciation expense had been overstated in both the second quarter filing, at June 30, 2002, by $475 and in the third quarter filing, at September 29, 2002, by $368. The quarterly reporting herein reflects the corrected amounts for the thirteen and twenty-six weeks ended June 30, 2002.

        The effect of this revision is as follows:

                                 For the 13 Weeks Ended   For the 26 Weeks Ended
                                      June 30, 2002            June 30, 2002
                                 ----------------------   ----------------------
                                 As Previously    As      As Previously    As
                                    Reported    Revised     Reported     Revised
                                 -------------  -------   -------------  -------
                                                    (Unaudited)
Net sales                          $ 55,305    $ 55,305    $108,014     $108,014
Gross profit                         10,611      11,086      21,136       21,611
Income before income taxes
  and minority interest               1,856       2,331       4,689        5,164
Net income                              778       1,070       2,108        2,400
Basic earnings per share                .02         .03         .05          .06
Diluted earnings per share              .02         .03         .05          .06
Accumulated deficit                  (3,469)     (3,177)     (3,469)      (3,177)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        In preparing the discussion and analysis required by the Federal Securities Laws, it is presumed that users of the interim financial information have read or have access to the discussion and analysis for the preceding fiscal year.

        As further discussed in Note I to the condensed unaudited consolidated financial statements, amounts relating to the thirteen and twenty-six weeks ended June 30, 2002 have been revised from those previously reported to reflect lower depreciation expenses and the related tax effects.

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

Significant Accounting Policies

        Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2002 describe the significant accounting estimates and policies used by management in the preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates. There have been no changes in the Company's critical accounting estimates during the twenty-six-week period ended June 29, 2003.

Results of Operations and Liquidity and Capital Resources

        Raytech Corporation recorded a net loss of $1.5 million for the thirteen-week-period ended June 29, 2003 or $.04 loss per basic and diluted share compared to net income of $1.1 million or $.03 per basic and diluted share in the same period in the prior year. The reduction in earnings was due to lower gross profit and an environmental charge of $1.8 million for the period. The Company recorded a net loss for the twenty-six-week period ended June 29, 2003 of $1.6 million or $.04 loss per basic and diluted share compared to net income of $2.4 million or $.06 per basic and diluted share, a decrease of $4.0 million period-over-period. The decrease is due to lower gross profit and an environmental charge taken in the second quarter of 2003. The details for the quarter and the twenty-six-week period are presented below.

Net Sales

        Raytech recorded net sales of $54.1 million for the thirteen-week period ended June 29, 2003 compared to $55.3 million for the same period in the prior year, a decrease of $1.2 million. The Company recorded net sales of $109.8 million for the twenty-six-week period ended June 29, 2003 compared to $108.0 million for the same period in the prior year, an increase of $1.8 million. An analysis of the change in sales for the thirteen-week and twenty-six-week periods compared to prior period amounts are presented below.

        The Wet Friction segment recorded sales of $33.7 million for the thirteen-week period ended June 29, 2003 compared to $37.3 million for the same period in the prior year, a decrease of $3.6 million period-over-period. The decrease is divided equally between lower sales to the automotive OEM component of the segment and lower sales to the heavy duty component of the segment. The reduced sales to the automotive OEM's is due to lower demand in the overall automotive market due to the poor U.S. economy, which is reflected in the 3.6% year-to-date decline in North American car and truck production in 2003. The lower sales to the heavy duty component of the segment reflect lower sales to the agricultural market due to lower demand and lower sales to the construction market due to lower demand and increased competition. The net sales for the twenty-six-week period ended June 29, 2003 of $68.4 million compares to $71.7 million for the same period in the prior year, a decrease in sales of $3.3 million. Most of the decrease is attributable to lower sales for the period in the heavy duty component of this segment. The automotive OEM component of the segment recorded higher sales for the six-month period of $.2 million compared to the same period in the prior year.

        The Aftermarket segment recorded net sales of $11.3 million for the thirteen-week period ended June 29, 2003 compared to $12.1 million for the same period in the prior year, a decrease of $.8 million. The reduced sales for the quarter continues to reflect the slower aftermarket for Raytech's products from the customer base, predominately warehouse distribution, due to the slower economy and improved OEM quality of original equipment parts. Specifically, sales in the transmission filter component of this segment are slower due to reduced replacement schedules suggested by the OEM manufacturers. The net sales for the twenty-six-week period ended June 29, 2003 of $22.8 million compare to $24.6 million for the same period in the prior year, a decrease of $1.8 million period-over-period. The sales for the six-month period reflect the same issues outlined above for the quarter ended June 29, 2003.

        The Dry Friction segment recorded net sales of $11.4 million for the thirteen-week period ended June 29, 2003 compared to $8.4 million for the same period in the prior year, an increase of $3.0 million period-over-period. The sales increase reflects the continued expansion through the operation in China, which increased sales $1.0 million over 2002 results for the same period as demand for product from the facility continues to increase. The net sales through the German operation improved $2.2 million in the thirteen-week period ended June 29, 2003 over net sales in the same period in the prior year. The increase in sales through the German operation reflects a volume increase of $.6 million and a translation gain of $1.6 million due to the effects of the exchange change in the Euro to the U.S. dollar. The Dry Friction segment recorded net sales of $23.1 million for the twenty-six-week period ended June 29, 2003 compared to $16.6 million for the same period in the prior year, an increase of $6.5 million. The increased sales for the six-month period reflects improved sales of $1.7 million through the operation in China and $5.1 million in increased sales through the German operation. The improved sales in China reflect a volume increase due to increased demand for our product. The increase in sales through the German operation reflects a volume increase of $1.8 million and a translation gain of $3.3 million due to the change in exchange rates period-over-period of the Euro to the U.S. dollar.

Gross Profit

        Raytech recorded gross profit for the thirteen-week period ended June 29, 2003 of $8.1 million, a gross profit percentage of 15.0% compared to $11.1 million in the same period in the prior year, a gross profit percentage of 20.0%, a decline of 5 percentage points period-over-period. The decline in margin reflects lower margins in the Wet Friction segment of the business, which reported a gross margin of 9.1% for the thirteen-week period ended June 29, 2003 compared to 17.1% for the same period in the prior year, a decline of 8 percentage points. The decline is due to higher costs associated with the continued implementation of a new production line in the automotive OEM component of this segment. Certain capital investments have been made to improve the efficiency of the production, and improved profitability is expected over the next quarters. In addition, certain labor, materials and overhead cost reduction programs are in place aimed at improving profitability in light of the lower sales in this segment. The Aftermarket and Dry Friction segments recorded gross profit percentages of 28.9% and 27.6%, respectively, which are substantially the same as the prior year. Raytech recorded a gross profit of $17.0 million for the twenty-six-week period ended June 29, 2003 compared to $21.6 million for the same period in the prior year, a decrease of $4.6 million period-over-period. The gross profit percentage for the twenty-six-week period of 15.5% compared to a gross profit percentage of 20.0% for the same period in 2002, a decrease of 4.5 percentage points. The decrease for the six-month period reflects the issues detailed above for the thirteen-week period, which is reflected in the Wet Friction segment gross profit of 9.1% for the period compared to 16.5% for the same twenty-six-week period in 2002, a decrease of 7.4 percentage points. The Aftermarket segment recorded a gross profit percentage of 29.1% for the twenty-six-week period ended June 29, 2003, which was substantially the same as the same period in the prior year while the Dry Friction segment recorded a gross profit percentage of 28.5%, an increase over the same period in the prior year of 3.2 percentage points primarily to increased sales period-over-period.

Selling, General and Administrative

        The selling, general and administrative expenses for the thirteen-week-period ended June 29, 2003 were $8.6 million compared to $8.2 million for the same period in the prior year, an increase of $.4 million period-over-period. The increased SG&A for the period reflects higher selling and administrative costs in the Dry Friction segment of $.4 million in support of the increased sales for that segment. The SG&A costs for the twenty-six-week period ended June 29, 2003 were $16.8 million compared to $15.8 million in the same period in the prior year, an increase of $1.0 million. In addition to the explanation noted above for the second quarter, the increased SG&A reflects certain severance and new hire costs as well as increased research and development costs in 2003 over the 2002 costs for the same period.

Interest

        Interest expense for the thirteen-week period ended June 29, 2003 of $.3 million compares to $.2 million for the same period in the prior year, an increase of $.1 million. The interest expense for the twenty-six-week period ended June 29, 2003 of $.5 million compares to $.5 million for the same period in the prior year, an increase of less than $.1 million. The increased interest expense for the thirteen-week- and twenty-six-week period reflects higher average outstanding debt of $.4 million and $2.0 million, respectively.

Operating Profits

        The following discussion of operating results by industry segment relates to information contained in Note D - Segment Reporting to the Unaudited Condensed Consolidated Financial Statements. Operating profit is income before provision for environmental claims, income taxes and minority interest.

        Raytech Corporation recorded an operating loss of $.1 million for the thirteen-week period ended June 29, 2003 compared to operating income of $2.3 million for the same period in the prior year, a reduction of $2.4 million. The reduced operating profit is due substantially to the lower gross profit of $3.0 million and higher SG&A costs of $.4 million. The operating profit for the twenty-six-week period ended June 30, 2003 of $.2 million compares to an operating profit of $5.2 million for the same period in the prior year, a decrease of $5.0 million. The decrease in operating profits reflects a decline in gross profit of $4.6 million and an increase in SG&A for the twenty-six-week period of $1.0 million. The details of the changes in SG&A are outlined above in the SG&A section of this MD&A analysis. The changes in operating profits are detailed below by business segment.

        The Wet Friction segment recorded an operating loss of $1.2 million for the thirteen-week period ended June 29, 2003 compared to an operating profit of $2.1 million for the same period in the prior year, a decrease of $3.3 million period-over-period. The operating loss for the twenty-six-week period ended June 29, 2003 of $2.4 million compares to operating profit for the same period in the prior year of $3.7 million, a decline in operating profit of $6.1 million compared to the twenty-six-week results for 2002. The primary reason for the reduced operating profit in this segment is the reduced gross profits for both the thirteen-week- and twenty-six-week periods in 2003 of $3.3 million and $5.6 million, respectively. A full discussion of the causes for the decline in gross profit is detailed under the gross profit heading presented earlier in this MD&A section. The SG&A costs for the segment increased $.2 million for the thirteen-week period ended June 29, 2003 compared to the same period in the prior year. The increase is due primarily to increased selling expense for samples. The SG&A costs increased $.6 million for the 26-week period due primarily to increased research and development costs and certain employee costs for severance and new hires.

        The operating profit for the Aftermarket segment for the thirteen-week period ended June 29, 2003 of $2.0 million compared to operating profit of $2.3 million for the same period in the prior year, a decrease of $.3 million. The decrease is due to the lower sales for the period of $.8 million, which was the primary reason gross profit was reduced $.4 million. The reduced gross profit was offset by lower SG&A costs for the period of $.1 million. The operating profit for the twenty-six-week period ended June 29, 2003 of $4.2 million compares to operating profit for the same period in the prior year of $4.8 million, a decrease of $.6 million period-over-period. The decreased operating profit reflects the impact of lower sales for the period of $1.8 million on the gross profit for the period. The gross profit declined $.4 million in the six-month period in 2003 compared to the same period in the prior year. SG&A and other costs reflected a reduction of $.1 million compared to the 2002 results.

        The Dry Friction segment recorded operating profit of $1.5 million for the thirteen-week period ended June 29, 2003 compared to $.2 million for the same period in 2002, an increase in operating profit of $1.3 million. The increased operating profit was driven by the improved sales of $3.0 million over the second quarter results of 2002. The improved sales increased the gross profit by $.8 million for the period. The segment recorded operating profit of $2.9 million for the twenty-six-week period ended June 29, 2003 compared to $.9 million for the same period in the prior year. The increased operating profit of $2.0 million reflects an increased gross profit of $2.4 million due to increased sales in the segment of $6.5 million for the twenty-six-week period. Increased selling costs of $.4 million offset certain improvements in gross profit.

Provision for Environmental Claims

        The Company recorded a charge in the second quarter of 2003 of $1.8 million for expected final remediation and administrative costs associated with compliance with the EPA Unilateral Administrative Order, which is discussed in Note G of this report. The work required under the Order has been completed at this time and a final report, which documents the compliance actions, is being prepared for submission to the EPA. During the thirteen-week period ended June 29, 2003, the cost of contaminated soil removal increased over the previously accrued amount $1.6 million due to changes in the tonnage required to be removed in order to comply with the Order compared to the estimate. In addition, the EPA has estimated the administrative charge for the agency's oversight of the execution of the Order will be approximately $.4 million. The final determination of this cost will occur subsequent to the EPA receiving the final report from the environmental engineering firm. Also, during the quarter, the Company settled a disputed billing amount, which arose in the first stage of the project from the construction company hired to do the initial cleanup. The resolution of the dispute resulted in a reduction of $.2 million of amounts previously recorded by the Company. The construction company was replaced prior to the completion of the first stage.

        Although the Company has, to the best of its knowledge, complied fully with the Order issued by the EPA, there exists the potential for additional remediation. Further, the Company may be required to remediate additional contiguous parcels of property not subject to the Order, subject to potential future actions taken by the EPA. See Note G for a discussion of this potential additional commitment.

Income Taxes

        See Note E - Income Taxes to the condensed unaudited consolidated financial statements included in Item I of this Part I.

Liquidity, Capital Resources and Future Liquidity

        The Company's cash and cash equivalents at June 29, 2003 totaled $15.0 million compared to $20.0 million at December 29, 2002, a decrease of $5.0 million. Capital expenditures for the twenty-six-week period totaled $5.5 million which is consistent with planned expenditures and approximates capital spending for the same period in the prior year. Net cash provided by operating activities was $2.0 million for the twenty-six-week period ended June 29, 2003, compared to cash provided by operating activities of $8.1 million in the prior year period. Cash outflows for other operating activities were $5.6 million during the current year period, which was primarily comprised of the following: a $4.6 million increase in accounts receivable, and a $2.0 million increase in restricted cash, partially offset by a $.9 million decrease in inventory.

        The debt and available lines of credit at June 29, 2003 and December 29, 2002 consist of the following:

                                             (in thousands)
                          June 29, 2003 (Unaudited)          December 29, 2002
                       -----------------------------   -----------------------------
                       Current  Non-Current   Total   Current   Non-Current  Total
                       -------  ----------- --------  -------   ----------- --------
Domestic bank debt   $  9,275    $     23   $  9,298  $ 11,306   $     --   $ 11,306
Foreign bank debt       4,151       4,466      8,617     3,609      4,095      7,704
                     --------    --------   --------  --------   --------   --------
Total bank debt        13,426       4,489     17,915    14,915      4,095     19,010
Leases                    156         156        312       176        198        374
                     --------    --------   --------  --------   --------   --------

Total borrowings     $ 13,582    $  4,645   $ 18,227  $ 15,091   $  4,293   $ 19,384
                     ========    ========   ========  ========   ========   ========

Available lines of credit:

                                       2003              2002
                                     -------           -------
Domestic                             $ 5,885           $ 5,006
Foreign                                2,632             3,829
                                     -------           -------

Total                                $ 8,517           $ 8,835
                                     =======           =======

        Refer to the Management's Discussion and Analysis section and to Note M to the consolidated financial statements, both included within the Company's 2002 Form 10-K, for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements. During the thirteen-week period ended June 29, 2003, the Dry Friction segment renegotiated its borrowing agreement in China, lowering the interest rate 3.9 percentage points on the borrowings of $1.5 million. In addition, the German subsidiary reduced its borrowing rate on $1.0 million in borrowings by 2.1 percentage points during the period.

        The current domestic loan agreement has a covenant requiring the borrowing companies to maintain a rolling twelve-month earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was in compliance with this covenant at June 29, 2003.

        The domestic borrowing facility matures in September 2003. The Company is reviewing borrowing alternatives and intends to enter into a new lending arrangement by September 2003.

        The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency ("EPA") at its manufacturing facility in Crawfordsville, Indiana. See Note G - Litigation. The Company spent $3.3 million during the twenty-six weeks ended June 29, 2003 and has a remaining accrual of $5.7 million for completion of the project, which is included in other accrued liabilities. The Company recorded an additional accrual amount of $1.8 million for the thirteen-week period ended June 29, 2003 and management estimates the remaining accrual is expected to be sufficient for compliance with the order. Refer to "Provision for Environmental Claims" on page 23 for further discussion.

        The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. Funding for the plans in 2003 is expected to be approximately $7.6 million of which $2.4 million was funded during the twenty-six-week period of 2003.

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

        THE COMPANY EFFECTIVELY MANAGES ITS ACCOUNTS RECEIVABLE AS EVIDENCED BY THE AVERAGE DAYS SALES IN TRADE RECEIVABLES OF 52 DAYS. THIS ALLOWS FOR MINIMUM BORROWINGS IN SUPPORTING INVENTORY AND TRADE RECEIVABLES. MANAGEMENT DOES NOT ANTICIPATE A SIGNIFICANT CHANGE IN FISCAL POLICY IN ANY OF ITS BORROWING MARKETS IN 2003 GIVEN CURRENT ECONOMIC CONDITIONS. FURTHER, THE COMPANY CAN REDUCE THE SHORT-TERM IMPACT OF INTEREST RATE FLUCTUATION THROUGH DEFERRAL OF CAPITAL INVESTMENT SHOULD THE NEED ARISE.

        THE LOCAL CURRENCIES OF THE COMPANY'S FOREIGN SUBSIDIARIES HAVE BEEN DESIGNATED AS THEIR FUNCTIONAL CURRENCIES. ACCORDINGLY, FINANCIAL STATEMENTS OF FOREIGN OPERATIONS ARE TRANSLATED USING THE EXCHANGE RATE AT THE BALANCE SHEET DATE FOR ASSETS AND LIABILITIES, HISTORICAL EXCHANGE RATES FOR ELEMENTS OF STOCKHOLDER'S EQUITY AND AN AVERAGE EXCHANGE RATE IN EFFECT DURING THE PERIOD FOR REVENUES AND EXPENSES. WHERE POSSIBLE, THE COMPANY ATTEMPTS TO MITIGATE FOREIGN CURRENCY TRANSLATION EFFECTS BY BORROWING IN LOCAL CURRENCIES TO FUND OPERATIONS. THE COMPANY DOES NOT BELIEVE THAT THE FLUCTUATION IN FOREIGN CURRENCY WILL HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S OVERALL FINANCIAL CONDITION. ADDITIONALLY, THE COMPANY DOES NOT ENTER INTO AGREEMENTS TO MANAGE ANY CURRENCY TRANSACTION RISKS DUE TO THE IMMATERIAL AMOUNT OF TRANSACTIONS OF THIS TYPE. THE IMPACT OF THE TRANSLATION BETWEEN THE EURO AND THE U.S. DOLLAR ARE DETAILED IN THE NET SALES SECTION OF ITEM 2 OF THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. SEE NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES IN THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF NEW ACCOUNTING PRONOUNCEMENTS DURING THE PERIOD.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2.



ITEM 4.  CONTROLS AND PROCEDURES

    (a) Based on evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, which evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company's principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    (b) There has been no change during the thirteen weeks ended June 29, 2003 in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note G - Litigation.

    Item 4.  Submission of Matters to a Vote of Security Holders


             The Annual Shareholders' Meeting of Raytech was held June 19, 2003. The matters submitted to stockholder vote and the vote count on the matters were as follows:

       1. Proposal to elect nine Directors for one-year terms and until their respective successors are elected

                                      For         Withheld
                                      ---         --------
           Albert A. Canosa       37,547,028       92,028
                                  ----------      -------
           Robert F. Carter       37,480,751      158,305
                                  ----------      -------
           Archie R. Dykes        37,539,328       99,728
                                  ----------      -------
           David N. Forman        37,539,787       99,269
                                  ----------      -------
           John H. Laeri          37,505,927      133,129
                                  ----------      -------
           Stanley J. Levy        37,480,011      159,045
                                  ----------      -------
           Richard A. Lippe       37,480,138      158,918
                                  ----------      -------
           Gene Locks             37,480,138      158,918
                                  ----------      -------
           John J. Robbins        37,480,597      158,459
                                  ----------      -------

       2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for 2003

           For 37,570,224   Against  67,359    Abstain  1,473

       3.  Proposal to amend Raytech's Certificate of Incorporation

           For 37,602,344   Against   32,832    Abstain  3,880

             For purposes of determining whether a proposal has received a majority vote, abstentions were included in the vote totals with the result that an abstention had the same effect as a negative vote. Under applicable Delaware law, "non-votes" were not included in the vote totals of proposals voted and, therefore, had no effect on the vote on that proposal. A "non-vote" would occur when a broker holding shares for a beneficial owner voted on one proposal but did not vote on another proposal because the broker did not have discretionary voting power and had not received instructions from the beneficial owner.

             Pursuant to the vote of shareholders, proposals 1, 2 and 3 were adopted and effective on June 19, 2003.

             The Director whose term of office as Director will continue from a term of three years beginning with an effective date of April 18, 2001 is:

                             Kevin S. Flannery

    Item 6.  Exhibits and Reports on Form 8-K


             (a)  Exhibits

                  31-1 Section 302 Certification of the Chief Financial Officer 31-2 Section 302 Certification of the Chief Executive Officer

             (b)  Reports on 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RAYTECH CORPORATION


                                           By: /s/ JOHN B. DEVLIN
                                               ---------------------------------
                                               John B. Devlin
                                               Vice President, Treasurer
                                               and Chief Financial Officer

Date: August 13, 2003