Form 10-Q
period 2003-09-28
RAYTECH CORP
filed 2003-11-14
CIK 797917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the
    Securities Exchange Act of 1934

    For the Quarter Ended September 28, 2003, or
                          ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from          to
                                   --------    --------

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

                                  203-925-8023
                         -------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)

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

                       YES                  NO   X
                           -----               -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                       YES   X              NO
                           -----               -----

As of October 31, 2003, 41,737,306 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of Raytech common stock on the New York Stock Exchange) on such date held by non-affiliates was approximately $25.0 million.

                               RAYTECH CORPORATION
                               -------------------

                                      INDEX


                                                                   Page
                                                                  Number
                                                                  ------

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Condensed Consolidated Balance
          Sheets at September 28, 2003 (Unaudited)
          and December 29, 2002                                      3

          Condensed Consolidated Statements of Operations
          (Unaudited) for the thirteen weeks ended
          September 28, 2003 and September 29, 2002                  4

          Condensed Consolidated Statements of Operations
          (Unaudited) for the thirty-nine weeks ended
          September 28, 2003 and September 29, 2002                  5

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) for the thirty-nine weeks ended
          September 28, 2003 and September 29, 2002                  6

          Condensed Consolidated Statements of Changes in
          Shareholders' Equity (Unaudited) for the thirty-nine
          weeks ended September 28, 2003 and September 29, 2002      7

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             22

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                         30

Item 4.   Controls and Procedures                                   30


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         31

Item 6.   Exhibits and Reports on Form 8-K                          31

          Signature                                                 32

          Certifications                                            33

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)


------------------------------------------------------------------------------------------------

                                                           September 28, 2003  December 29, 2002
At                                                             (unaudited)       (unaudited)
------------------------------------------------------------------------------------------------

ASSETS
Current assets
  Cash and cash equivalents                                       $ 11,631         $ 19,983
  Restricted cash                                                    4,863            2,027
  Trade accounts receivable, less allowance
    of $1,050 and $824                                              28,546           26,640
  Inventories, net                                                  33,442           34,057
  Income taxes receivable                                              550            4,793
  Other current assets                                               2,497            5,078
-------------------------------------------------------------------------------------------
      Total current assets                                          81,529           92,578
-------------------------------------------------------------------------------------------

Property, plant and equipment                                      139,881          131,378
  Less accumulated depreciation                                    (37,633)         (25,257)
-------------------------------------------------------------------------------------------
      Net property, plant and equipment                            102,248          106,121
-------------------------------------------------------------------------------------------

Intangible assets, net                                              68,893           70,562
Deferred income taxes                                                  -             21,906
Other assets                                                         3,019            3,054
-------------------------------------------------------------------------------------------
Total assets                                                      $255,689         $294,221
===========================================================================================


LIABILITIES
Current liabilities
  Notes payable and current portion of long-term debt             $ 12,058         $ 15,091
  Current portion of pension obligation                              8,030            8,030
  Accounts payable                                                  15,785           15,089
  Accrued liabilities                                               30,102           26,258
  Payable to the PI Trust                                            3,380            4,793
-------------------------------------------------------------------------------------------
      Total current liabilities                                     69,355           69,261
-------------------------------------------------------------------------------------------

Long-term debt                                                       4,233            4,293
Pension obligation                                                   8,553           12,815
Postretirement benefits other than pension                          14,519           13,800
Deferred payable to the PI Trust                                    18,664           42,356
Deferred income taxes                                                5,530              -
Other long-term liabilities                                            857              827
-------------------------------------------------------------------------------------------
Total liabilities                                                  121,711          143,352
-------------------------------------------------------------------------------------------
Minority interest                                                    9,380            8,759

Commitments and contingencies
SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preferred stock, no par value,
    5,000,000 shares authorized, none issued and
    outstanding                                                        -                 -
  Common stock, par value $1.00, 50,000,000 shares
    authorized, 41,737,306 and 41,701,554 issued and
    outstanding                                                     41,737           41,701
Additional paid in capital                                         117,574          117,458
Accumulated deficit                                                (27,080)          (8,402)
Accumulated other comprehensive loss                                (7,633)          (8,647)
-------------------------------------------------------------------------------------------

      Total shareholders' equity                                   124,598          142,110
-------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                       $ 255,689      $   294,221
===========================================================================================

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                        (in thousands, except share data)
                                   (unaudited)





---------------------------------------------------------------------------
                                                              September 29,
For the 13 Weeks Ended                     September 28, 2003     2002
                                                               (as revised)
---------------------------------------------------------------------------

Net sales                                      $ 47,878          $ 51,740
Cost of sales                                   (42,341)          (43,174)
--------------------------------------------------------------------------

  Gross profit                                    5,537             8,566

Selling, general and
  administrative expenses                        (8,366)           (7,960)
--------------------------------------------------------------------------

  Operating (loss) profit                        (2,829)              606

Interest expense                                   (241)             (309)
Other income, net                                23,694               300
--------------------------------------------------------------------------

Income before provision for
  environmental claims, income taxes
  and minority interest                          20,624               597
Provision for environmental claims               (5,500)           (5,400)
--------------------------------------------------------------------------

Income (loss) before provision for income
 taxes and minority interest                     15,124            (4,803)
(Provision) benefit for income taxes            (32,061)            1,787
-------------------------------------------------------------------------

Loss before minority interest                   (16,937)           (3,016)

Minority interest                                  (129)             (173)
--------------------------------------------------------------------------

Net loss                                       $(17,066)         $ (3,189)
==========================================================================

Basic loss per share                           $   (.41)         $   (.08)
==========================================================================

Diluted loss per share                         $   (.41)         $   (.08)
==========================================================================


The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                        (in thousands, except share data)
                                   (unaudited)




--------------------------------------------------------------------------
                                                             September 29,
For the 39 Weeks Ended                     September 28, 2003    2002
                                                              (as revised)
--------------------------------------------------------------------------

Net sales                                      $ 157,706       $ 159,754
Cost of sales                                   (135,148)       (129,577)
-------------------------------------------------------------------------

  Gross profit                                    22,558          30,177

Selling, general and
  administrative expenses                        (25,210)        (23,734)
------------------------------------------------------------------------

  Operating (loss) profit                         (2,652)          6,443

Interest expense                                    (756)           (765)
Other income, net                                 24,272              83
------------------------------------------------------------------------

Income before provision for environmental
  claims, income taxes and minority interest      20,864           5,761
Provision for environmental claims                (7,262)         (5,400)
------------------------------------------------------------------------

Income before provision for income
 taxes and minority interest                      13,602             361
Provision for income taxes                       (31,659)           (201)
------------------------------------------------------------------------
(Loss) income before minority interest           (18,057)            160

Minority interest                                   (621)           (949)
------------------------------------------------------------------------

Net loss                                       $ (18,678)      $    (789)
========================================================================

Basic loss per share                           $    (.45)      $    (.02)
========================================================================

Diluted loss per share                         $    (.45)      $    (.02)
========================================================================


The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (in thousands)
                                   (unaudited)




---------------------------------------------------------------------------
                                                              September 29,
For the 39 Weeks Ended                       September 28,         2002
                                                 2003         (as revised)
---------------------------------------------------------------------------
Cash flows from operating activities:

  Net loss                                     $(18,678)          $   (789)
  Depreciation and amortization                  13,849             13,024
  Other operating activities                      6,742             (2,405)
--------------------------------------------------------------------------
    Net cash provided by
      operating activities                        1,913              9,830
--------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                           (6,880)            (6,919)
  Proceeds on sales of property,
    plant and equipment                             -                   58
--------------------------------------------------------------------------
    Net cash used in
      investing activities                       (6,880)            (6,861)

Cash flows from financing activities:
  Net (payments) proceeds on short-term notes    (3,243)               768
  Principal payments on long-term debt           (1,791)              (830)
  Proceeds from long-term borrowings              1,298                121
  Proceeds from exercise of stock options           152                464
--------------------------------------------------------------------------
    Net cash (used in) provided by
      financing activities                       (3,584)               523

Effect of exchange rate changes on cash             199                158

Net change in cash and cash equivalents          (8,352)             3,650

Cash and cash equivalents at
  beginning of period                            19,983             14,463
--------------------------------------------------------------------------

Cash and cash equivalents at end of period     $ 11,631           $ 18,113
==========================================================================

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      --------------------------------------------------------------------
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                  ACCUMULATED
                                        ADDITIONAL                  OTHER
                                COMMON    PAID IN   ACCUMULATED  COMPREHENSIVE
                                 STOCK     CAPITAL     DEFICIT        LOSS             TOTAL
                                                    (AS REVISED)                   (AS REVISED)
----------------------------------------------------------------------------------------------


BALANCE,
 DECEMBER 30, 2001             $41,528   $116,843     $ (5,577)     $(8,711)       $ 144,083

COMPREHENSIVE INCOME:

  NET LOSS                         -          -           (789)         -               (789)

  CHANGES DURING
   THE PERIOD                      -          -            -          1,272            1,272
--------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE
  INCOME                           -          -           (789)       1,272              483
--------------------------------------------------------------------------------------------
STOCK OPTIONS EXERCISED            155        309          -            -                464

BALANCE,
 SEPTEMBER 29, 2002            $41,683   $117,152     $ (6,366)     $(7,439)       $ 145,030
============================================================================================



BALANCE,
 DECEMBER 29, 2002             $41,701  $117,458     $ (8,402)     $(8,647)       $ 142,110

COMPREHENSIVE LOSS:

  NET LOSS                         -         -        (18,678)         -            (18,678)

  CHANGES DURING
   THE PERIOD                      -         -             -         1,014            1,014
-------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE
  LOSS                             -         -        (18,678)       1,014          (17,664)
--------------------------------------------------------------------------------------------

STOCK OPTIONS EXERCISED             36       116           -           -                152

BALANCE,
 SEPTEMBER 28, 2003            $41,737  $117,574     $(27,080)     $(7,633)       $ 124,598
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


Note A - Summary of Significant Accounting Policies


          For a summary of all significant accounting policies, refer to Note A to the consolidated financial statements included with the 2002 Form 10-K.

1.        Presentation of Condensed Unaudited Consolidated Financial Statements

          These condensed unaudited consolidated financial statements have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech as of September 28, 2003 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended December 29, 2002. Interim results are not necessarily indicative of the results for the full year.

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

          SFAS No. 123, as amended by SFAS No. 148, requires the Company to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized for options granted after 1994. Pro Forma net income and the related basic and diluted earnings per share amounts would be as follows:

                                                  For the 13 Weeks Ended
                                           September 28, 2003 September 29, 2002
                                                                (as revised)
                                              -------------     -------------
                                                        (Unaudited)
         Net loss:
         As reported                                $(17,066)          $(3,189)
         Less: total stock-based employee
           compensation expense determined
           under fair value based method                (670)              -
                                                      ------             -----
         Pro forma net loss                         $(17,736)          $(3,189)
                                                      ======             =====

         Basic loss per share:
         As reported                                $   (.41)          $  (.08)
         Pro forma                                  $   (.43)          $  (.08)

         Diluted loss per share:
         As reported                                $   (.41)          $  (.08)
         Pro forma                                  $   (.43)          $  (.08)

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

         There was no pro forma impact on net income for the thirteen weeks ended September 29, 2002, as all options outstanding during the period were fully vested in 1999.

                                                  For the 39 Weeks Ended
                                         September 28, 2003   September 29, 2002
                                                                (as revised)
                                            --------------     --------------
                                                         (Unaudited)
         Net loss:
         As reported                                $(18,678)          $  (789)
         Less: total stock-based employee
           compensation expense determined
           under fair value based method              (1,754)               -
                                                       -----             -----
         Pro forma net loss                         $(20,432)          $  (789)
                                                      ======             =====

         Basic loss per share:
         As reported                                $   (.45)          $  (.02)
         Pro forma                                  $   (.49)          $  (.02)

         Diluted loss per share:
         As reported                                $   (.45)          $  (.02)
         Pro forma                                  $   (.49)          $  (.02)

         During the thirty-nine weeks ended September 28, 2003, the Company granted options for 2,773,000 shares of common stock with an exercise price of $5.70 per share.

         There was no pro forma impact on net income for the thirty-nine weeks ended September 29, 2002, as all options outstanding during the period were fully vested in 1999.

3.       Guarantees

         On November 26, 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee.

         The Company provides certain warranties relating to the quality and performance of its products. The primary product of the Company, friction plates, is used in manual and automatic transmissions, transfer cases and wet wheel brake systems for heavy duty equipment. The Company maintains product liability insurance that covers personal injuries and property damage alleged to have been caused by defective products. The Company also has insurance to cover the costs of product recalls arising from its German and Chinese operations. However, the Company currently carries only limited insurance for product recall costs in the United States, and none in the U.K., as management believes such insurance to be cost prohibitive given the Company's warranty experience. Warranty claims have historically been de minimis due to the quality of the Company's products and the impact of other potential parts interactions in these systems, which may contribute to the root cause of any system failure. The costs in 2003 for product warranty support have been de minimis. Some sales contracts with customers provide that the Company will indemnify the customer and its affiliates against certain specified patent, copyright and trade secret infringement claims of third parties that are based on the use or sale of the Company components. There have been no significant claims to date.

4.       Recently Issued Accounting Pronouncements

         In January 2003, FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," was issued. The interpretation provides guidance on consolidating variable interest entities. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.

         In October 2003, the FASB deferred the effective date of FIN 46 for all variable interest entities to the first reporting period ending after December 15, 2003. The Corporation is continuing to review the provisions of FIN 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities and does not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

         In April, 2003, the FASB issued Financial Accounting Standard No. 149 ("SFAS No. 149") "Amendment of Statement 133 Accounting for Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with all provisions applied prospectively. Amendments relating to implementation issues that were previously cleared by the FASB and were effective for fiscal quarters beginning before June 15, 2003 should continue to be applied in accordance with their respective effective dates. Raytech is evaluating the impact, if any, that this statement may have on future reporting. Management's initial review has determined that the statement is not currently applicable to Raytech.

         In May, 2003, the FASB issued Financial Accounting Standard No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. This Statement establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003 for mandatorily redeemable financial instruments issued by non-public companies; however, the effective date is for fiscal periods beginning after December 15, 2004. Raytech currently does not have financial instruments with the characteristics described in the standard.


Note B - Inventories

Inventories, net, consist of the following:

                               September 28, 2003    December 29, 2002
                                  (Unaudited)
                                ---------------       --------------

         Raw material               $ 11,701            $ 11,049
         Work in process               8,748               8,349
         Finished goods               12,993              14,659
                                      ------              ------
                                    $ 33,442            $ 34,057
                                      ======              ======


Note C - Earnings Per Share
                                        For the               For the
                                    13 Weeks Ended        13 Weeks Ended
                                   September 28, 2003   September 29, 2002
                                                            (as revised)
                                     -------------        --------------
                                                  (Unaudited)
Basic EPS Computation
Numerator:

  Net loss                           $   (17,066)            $    (3,189)
                                          ======                   =====

Denominator:
  Weighted average shares             41,701,554              41,528,520
  Weighted average stock
    options exercised                     35,752                 121,703
                                      ----------              ----------
  Adjusted weighted average shares    41,737,306              41,650,223)
                                      ==========              ==========

Basic loss per share                 $      (.41)            $      (.08)
                                             ===                     ===

Diluted EPS Computation
-----------------------
Numerator:

  Net loss                           $   (17,066)            $    (3,189)
                                          ======                   =====

Denominator:
  Weighted average shares             41,701,554              41,528,520
  Weighted average stock
    options exercised                     35,752                 121,703
  Dilutive potential common shares           -                       -
                                      ----------              ----------

  Adjusted weighted average shares    41,737,306              41,650,223
                                      ==========              ==========

Diluted loss per share               $      (.41)           $      (.08)
                                             ===                    ===

         The potential common shares of 3,063,659 were not included in the computation of diluted earnings per share for the thirteen weeks ended September 28, 2003 because of their anti-dilutive effect due to the Company incurring a net loss for the period.

         The potential common shares of 142,052 for the thirteen weeks ended September 29, 2002 were not included in the computation of diluted earnings per share because of their anti-dilutive effect due to the Company incurring a net loss for the period.

                                        For the               For the
                                    39 Weeks Ended        39 Weeks Ended
                                  September 28, 2003    September 29, 2003
                                                            (as revised)
                                     -------------        --------------
                                                (Unaudited)
Basic EPS Computation
Numerator:
  Net loss                           $   (18,678)            $      (789)
                                          ======                     ===

Denominator:
  Weighted average shares             41,701,554              41,528,520
  Weighted average stock
    options exercised                     22,633                  51,800
                                      ----------              ----------
  Adjusted weighted average shares    41,724,187              41,580,320
                                      ==========              ==========

Basic loss per share                 $      (.45)            $      (.02)
                                             ===                     ===


Diluted EPS Computation
Numerator:
  Net loss                           $   (18,678)            $      (789)
                                          ======                     ===

Denominator:
  Weighted average shares             41,701,554              41,528,520
  Weighted average stock
    options exercised                     22,633                  51,800
  Dilutive potential common shares           -                       -
                                      ----------              ----------

  Adjusted weighted average shares    41,724,187              41,580,320
                                      ==========              ==========

Diluted loss per share               $      (.45)            $      (.02)
                                             ===                     ===

         The potential common shares of 3,063,659 were not included in the computation of diluted earnings per share for the thirty-nine weeks ended September 28, 2003 because of their anti-dilutive effect due to the Company incurring a net loss for the period.

         The potential common shares of 76,600 for the thirty-nine weeks ended September 29, 2002 were not included in the computation of diluted earnings per share because of their anti-dilutive effect due to the Company incurring a net loss for the period.

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

Information relating to operations by industry segment follows:

OPERATING SEGMENTS
                                              For the               For the
                                          13 Weeks Ended        13 Weeks Ended
                                         September 28, 2003   September 29, 2002
                                                                  (as revised)
                                           -------------        --------------
                                                       (Unaudited)
Net Sales
Wet Friction                                   $ 28,010             $ 33,614
Aftermarket                                      11,394               11,049
Dry Friction                                     10,592                9,451
Intersegment elimination (1)                     (2,118)              (2,374)
                                                 ------               ------
Net sales to external customers                $ 47,878             $ 51,740
                                                 ======               ======

Operating (Loss) Profit (2)
Wet Friction                                   $ (2,762)            $    713
Aftermarket                                       1,628                1,370
Dry Friction                                        739                  925
Corporate                                        21,019               (2,411)
                                                 ------                -----
Consolidated                                   $ 20,624             $    597
                                                 ======                =====


                                              For the               For the
                                          39 Weeks Ended        39 Weeks Ended
                                        September 28, 2003    September 29, 2002
                                                                 (as revised)
                                           -------------        --------------
                                                  (Unaudited)

Net Sales
Wet Friction                                 $  96,422              $ 105,265
Aftermarket                                     34,173                 35,639
Dry Friction                                    33,702                 26,041
Intersegment elimination (1)                    (6,591)                (7,191)
                                               -------                -------
Net sales to external customers              $ 157,706              $ 159,754
                                               =======                =======

Operating (Loss)Profit (2)
Wet Friction                                 $  (5,189)             $   4,370
Aftermarket                                      5,871                  6,196
Dry Friction                                     3,608                  1,873
Corporate                                       16,574                 (6,678)
                                               -------                -------
Consolidated                                 $  20,864              $   5,761
                                               =======                =======


(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation.
(2) The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of (loss) income before provision for environmental claims, income taxes and minority interest.



Note E - Income Taxes


         During the thirteen-week period ended September 28, 2003, the Company recorded a tax provision of $32.1 million on income of $15.1 million compared to a tax benefit of $1.8 million on losses of $4.8 million for the same period in the prior year. The provision in the current period includes $.4 million from applying the annualized effective tax rate for the Company's profitable foreign entities in Germany and China, and Allomatic Products Company, which is consolidated for financial reporting purposes, but not for tax purposes. Also, in the current period, due to certain industry dynamics and the Company's deteriorating profitability in its domestic Wet Friction segment, including the effect of charges associated with environmental remediation, the Company did not recognize any tax benefits associated with the cumulative 2003 operating losses incurred by the Company's U.S. operations due to doubts concerning their future recoverability. Previously, through the twenty-six-week period ended June 29, 2003, the Company had recorded a tax benefit for losses incurred by the Company's U.S. operations through that period. This change resulted in a tax provision of $1.7 million in the current period. In addition, for similar reasons, during the thirteen-week period ended September 28, 2003, the Company recorded a valuation allowance of $30.0 million against certain deferred tax assets due to doubts concerning their future recoverability. The establishment of the valuation allowance includes a provision of $23.7 million against deferred income tax assets that inure to the benefit of the Raytech Personal Injury Trust in accordance with the Tax Assignment and Assumption Agreement, as more fully described below. As a result, the deferred payable to the Trust was reduced by an equal amount which was recorded in other income, net. Further, the Company continues its practice of not recording any tax benefits associated with the operating losses incurred by the Company's U.K. operations due to concerns about their future recoverability. The effective tax benefit rate of 37.2% in the same period of the prior year reflects the statutory rate for each tax jurisdiction and the effects of certain permanent tax differences.

         For the thirty-nine-week period ended September 28, 2003, the Company recorded a tax provision of $31.7 million on income of $13.6 million compared to a provision of $.2 million on income of $.4 million for the same period in the prior year. The provision in the current year-to-date period reflects the estimated annualized taxes associated with the Company's profitable foreign entities and Allomatic Products Company of $1.7 million, and the establishment of the valuation allowance against certain U.S. deferred tax assets of $30.0 million, as mentioned in the preceding paragraph. The effective rate of 55.7% in the thirty-nine-week period ended September 29, 2002, reflects the Company's statutory rate as adjusted for state and foreign taxes, and the effects of certain permanent differences, primarily due to contributions to the Raymark pension plans.

         Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At December 29, 2002, the Company has tax loss carryforwards of $74.8 million and tax credit carryforwards of $1.2 million. The net operating loss carryforwards are allocated between Raytech Corporation and the PI Trust in the amounts of $2.8 million and $72.0 million, respectively. The tax credit carryforwards all inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses allocated to the PI Trust, and contributions made to the Raymark pension plans. If Raytech Corporation generates additional losses in future periods, exclusive of losses attributable to the payments discussed above, those losses will be retained by the Company. The method of allocation in utilizing current and future operating losses, if any, between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries expected to be received in future periods are recorded as deferred tax assets and a deferred payable to the PI Trust which amounted to $18.7 million at September 28, 2003.

         At September 28, 2003, the Company has recorded a tax receivable in the amount of $.6 million, net of Federal income tax, due from state governments for returns filed in 2002. In accordance with the Agreement, this amount inures to the benefit of the PI Trust. The Company has received $1.3 million and $4.2 million net of Federal tax and interest, in the thirteen-week and the thirty-nine-week periods ended September 28, 2003, respectively, as a partial recovery of state taxes. The State of Indiana has completed its audit of Raytech for the years 1992 through 2001. As a result of the audit, Raytech was denied refunds claimed for Indiana Gross Income tax paid in the years 1992 through 1997 of $1.0 million and certain interest on amounts refunded. Raytech filed a protest with respect to these items with the Indiana Department of Revenue, and a hearing was held on August 20, 2003. On September 18, 2003, Raytech received an order denying the claim for refund. In response to the order, Raytech has filed a petition with the Indiana Tax Court requesting a refund of Indiana gross income tax and interest on amounts refunded. Pursuant to the Agreement, any tax refunds received will be payable, net of Federal tax, to the PI Trust.

         The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds previously received as a result of the bankruptcy, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust. and will therefore reduce the deferred tax asset associated with, and liability payable to, the PI Trust.

         The Company owns 57% of the stock of Allomatic Products Company ("APC"). The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.3 million at September 28, 2003, if all of APC's earnings were to be distributed through dividends.

Note F - Goodwill and Other Intangible Assets

                               September 28, 2003         December 29, 2002
                               Gross                    Gross
                             Carrying   Accumulated    Carrying   Accumulated
                              Amount    Amortization    Amount    Amortization
                              ------    ------------    ------    ------------
                                   (Unaudited)

Finite life intangible
  assets:
  Unpatented technology      $ 16,262       $4,851     $ 16,262    $  3,396
  Distribution base             5,716          714        5,716         500
                               ------        -----       ------      ------
    Sub-total                  21,978       $5,565       21,978    $  3,896
                               ------        =====       ------      ======

Indefinite life intangible
  assets:
  Trademarks                   17,713                    17,713
                               ------                    ------
Goodwill                       34,767                    34,767
                               ------                    ------

Intangible assets, net       $ 68,893                  $ 70,562
                               ======                    ======

The weighted-average amortization periods for the unpatented technology and the distribution base are 8.6 and 20.0 years, respectively. Amortization expense for the thirteen-week periods ended September 28, 2003 and September 29, 2002 amounted to $556. Amortization expense for the thirty-nine-week periods ended September 28, 2003 and September 29, 2002 amounted to $1,669 and $1,668, respectively.

Estimated annual amortization expense is as follows:

                 For the year ending:

                    2003                 $ 2,226
                    2004                   2,226
                    2005                   2,226
                    2006                   2,226
                    2007                   1,926

Trademarks and goodwill will not be amortized but will be reviewed for impairment annually. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. The amount of goodwill has been assigned to each of the Company's segments. During the thirteen weeks ended June 29, 2003, the Company performed its annual impairment review of the reporting units in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," as of March 31, 2003. The effort, which was performed with assistance from a third party valuation firm, indicated that no impairment adjustment was necessary. Accordingly, there were no changes in the carrying amount of trademarks or goodwill during the thirty-nine weeks ended September 29, 2003.

Note G - Litigation


         The Company is subject to certain legal matters that have arisen in the ordinary course of business, and management does not expect these matters will have a material adverse effect on the Company. In addition, the Company is involved in the following litigation.

         In April 1996, the Indiana Department of Environmental Management ("IDEM") advised Raybestos Products Company ("RPC"), a wholly-owned subsidiary of the Company, that it may have contributed to the release of lead and PCB's (polychlorinated biphenyls) found in a drainage ditch (the "Site") near its Indiana facility. In June 1996, IDEM named RPC as a potentially responsible party ("PRP"). RPC notified its insurers of the IDEM action and one insurer responded by filing a complaint in January 1997 in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. RPC seeking a declaratory judgment that any liability of RPC is excluded from its policy with RPC. In January 2000, the District Court granted summary judgment to RPC, indicating that the insurer has a duty to defend and indemnify losses stemming from the IDEM claim. However, in June 2001, Reliance Insurance Company was placed in liquidation in Pennsylvania. The Company has filed a claim for such defense and indemnity cost reimbursement in the liquidation proceedings but has not yet received any decision on its claim. Three additional insurers have been added to the Reliance case as ordered by the District Court.

         The U.S. Environmental Protection Agency ("EPA") became involved in the Site in December 2000 and issued a Unilateral Administrative Order under CERCLA ("Order") demanding removal of contaminated soils from the Site. RPC has substantially completed the investigation and remediation required under the Order. The Company has estimated that the cost to comply with the Order will be approximately $18.6 million of which $13.0 million has been spent through September 28, 2003. The remaining balance of $5.6 million is included in accrued liabilities. It is at least reasonably possible that there may be additional assessments from the EPA.

         On May 6, 2003, the EPA indicated that RPC is potentially liable for PCB contamination downstream of the Site area that is the subject of the Order. the EPA has not issued an order to RPC regarding this downstream area. However, the Company has engaged in negotiations with the EPA concerning such possible additional remediation. The Company has recorded a provision in the current quarter for $2.4 million as the potential liability for future cleanup costs on this project. Regardless of the outcome of these negotiations, the Company might be required to do additional remediation downstream of the Site area that is the subject of the Order at the Site.

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

         On May 15, 2001, the United States Environmental Protection Agency ("EPA") issued a Pre-filing Notice and Opportunity to Confer to RPC. This notice stated that EPA is contemplating filing a civil action against RPC for violations of various environmental statutes and is offering RPC the opportunity to participate in pre-filing negotiations to resolve this matter before initiation of litigation. EPA stated that it has reason to believe that RPC committed violations of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act and Toxic Substances Control Act and that RPC could be subject to substantial penalty. At the time, based on advice of counsel, the Company recorded a provision of $.3 million related to the Pre-filing Notice. By letter dated September 3, 2003, EPA stated that penalties for violations alleged in the Pre-filing Notice could total approximately $180 million and suggested that the parties resolve the Pre-filing Notice claims as follows: RPC should pay approximately $2.4 million in fines and undertake compliance activities, on-site investigative work that EPA estimated would cost about $1.0 million, and corrective action to resolve the Pre-filing Notice. The parties have not yet begun formal negotiation of this EPA proposal. The Company provided a provision of $3.1 million in the thirteen-week period ended September 28, 2003 based on the EPA position.

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

         On April 22, 2003, Automation by Design, Inc. filed a civil action against RPC in U.S. District Court for the Southern District of Indiana. The complaint alleges copyright infringement and breach of contract in connection with RPC's purchase of certain equipment. In answer to plaintiff's compliant, RPC has denied liability and has filed counterclaims for breach of contract and declaratory judgment. On October 22, 2003, Automation by Design filed a motion to amend its complaint to include Raytech Corporation and Production Design Services, Inc. as defendants. RPC has agreed to defend and indemnify Production Design Services, Inc., which is manufacturing certain equipment for RPC.

         The IDEM conducted a site review in May 2003 at the Crawfordsville, Indiana, facility of RPC. In July 2003, IDEM sent RPC a report of such inspection. This report stated that IDEM believes that RPC has violated certain environmental law requirements. The IDEM report stated that the agency intends to notify enforcement authorities but did not specify any fines for the alleged violations. In November 2003, the Company received a Notice of Violation and Proposed Agreed Order relating to the May 2003 inspection. The draft order proposes penalties of $67 thousand. The Company will be reviewing the Notice and will respond to IDEM within the next 60 days. The Company has not recorded a charge for this potential liability in the quarter ended September 28, 2003.


Note H - Restricted Cash

         Restricted cash relates to the following:

                                     September 28, 2003   December 29, 2002
                                     ------------------   -----------------
                                        (Unaudited)
         Payable to the Trust              $3,182                $  -
         Letters of credit                  1,628                 1,617
         Other                                 53                   410
                                            -----                 -----
                                           $4,863                $2,027
                                            =====                 =====

         The letters of credit collateralize certain obligations relating primarily to workers' compensation.


Note I - Revision of Interim Financial Statements

         The accompanying condensed unaudited consolidated statements of operations for the thirteen and thirty-nine weeks ended September 29, 2002, and the condensed unaudited consolidated statements of cash flows and of changes in shareholders' equity, as well as the accompanying notes, have been revised from those previously reported to reflect lower depreciation expense and the related tax effects.

         The Company determined subsequent to the filing of the Form 10-Q for the quarter ended September 29, 2002, that depreciation expense had been overstated in both the second quarter filing, at June 30, 2002, by $475 and in the third quarter filing, at September 29, 2002, by $368. The quarterly reporting herein reflects the corrected amounts for the thirteen and thirty-nine weeks ended September 29, 2002.

         The effect of this revision is as follows:

Note I, continued,

                                For the 13 Weeks Ended   For the 39 Weeks Ended
                                  September 29, 2002       September 29, 2002
                                  ------------------       ------------------
                                As Previously    As      As Previously    As
                                   Reported    Revised     Reported     Revised
                                   --------    -------     --------     -------
                                                   (Unaudited)

Net sales                         $ 51,740    $ 51,740    $159,754     $159,754
Gross profit                         8,198       8,566      29,334       30,177
Income before provision for
  environmental claims, income
  taxes and minority interest          229         597       4,918        5,761
Net loss                            (3,428)     (3,189)     (1,320)        (789)
Basic loss per share                  (.08)       (.08)       (.03)        (.02)
Diluted loss per share                (.08)       (.08)       (.03)        (.02)
Accumulated deficit                 (6,897)     (6,366)     (6,897)      (6,366)


Note J - Debt

         In September 2003, the Company and the domestic lender, per the agreement, exercised a one-year extension of the borrowing agreement. The Company entered into a new three-year agreement with the lender in November 2003 on terms and conditions similar to the original agreement. Additionally, in October 2003, the Company entered into a new loan agreement with a new domestic lender for $7.0 million priced at 1.65 basis points over LIBOR with a five-year term. The proceeds from this new facility will be used to pay environmental costs and pension costs.


Note K - Other Income, Net

         During the thirteen-week period ended September 28, 2003, the Company recognized income of $23.7 million related to the reduction of the deferred payable to the Raytech Personal Injury Trust as a result of the establishment of a valuation allowance of an equal amount against the deferred tax asset that will inure to the benefit of the Trust in accordance with the Tax Assignment and Assumption Agreement. See Note E - Income Taxes for more details.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


         In preparing the discussion and analysis required by the Federal securities laws, it is presumed that users of the interim financial information have read or have access to the discussion and analysis for the preceding fiscal year.

         As further discussed in Note I to the condensed unaudited consolidated financial statements, amounts relating to the thirteen and thirty-nine weeks ended September 29, 2002, have been revised from those previously reported to reflect lower depreciation expenses and the related tax effects.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995:
--------------------------------------------------------------------------------

         Statements in this "Management's Discussion and Analysis" relating to management's views of trends, the effects of changing prices, plans, objectives and other matters for future operating periods are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to significant risks and uncertainties that could cause actual results to differ materially from the results in the statements. Forward looking statements relating to the Company's businesses are based on assumptions concerning certain factors that are not predictable and are subject to change. These factors include general economic conditions, worldwide demand for automotive and heavy duty vehicles, consumer confidence, actions of the Company's competitors, vendors and customers, factors affecting the Company's costs such as labor relations and environmental compliance and remediation, interest and foreign currency exchange rates, technological issues, accounting standards, and the risks set forth in the section entitled "Risk Factors" below and in the Company's Report on Form 10-K. The Company has no obligation to update its forward looking statements.

Risk Factors
------------

         The Company's businesses are subject to certain risks, including but not limited to those described below, that could cause material changes in its results of operations or financial condition in the future.

         o The Company's businesses are greatly affected by general economic conditions. The Company sells components to the automotive and heavy duty equipment industries and in large part is dependent upon consumer demand for automobiles, consumer confidence and business investment in heavy equipment. The Company's businesses sell components for transmissions and brakes to automotive and heavy duty original equipment manufacturers (OEMs) as well as the automotive aftermarket. The economic slowdown and recession of the last three years have resulted in reduced heavy equipment and passenger vehicle production in the United States and in foreign markets and reduced demand in the aftermarket. It is possible that OEM vehicle and equipment production will not increase significantly in 2004 and future years. Continuation of the economic slowdown may adversely affect the Company's revenues in all of its business segments.

         o The Company's customers are large companies under pressure to cut component costs. The Wet Friction segment's largest customers are experiencing margin erosion due to reduced volume, high labor costs and intense foreign competition. The Company is a relatively small supplier of a limited number of components. Due to their size, the Company's customers are often able to demand component price reductions from their suppliers. These customers may also demand technological changes and quality improvements at the Company's expense. In addition, the trend in the automotive aftermarket is toward longer transmission service and replacement cycles due to improved quality. If foreign automotive manufacturers continue to take U.S. market share from the Company's domestic OEM customers and economic conditions do not improve significantly, the Company's revenues will continue to be adversely affected by these factors.

         o The Company is subject to substantial environmental remediation obligations for past contamination that are not yet fixed in scope or amount. The nature of environmental contamination and its remediation are such that the amount and nature of work necessary is often unknown until late in the process. The level of responsibility of the parties involved and the level of remediation to be required by governmental authorities is also uncertain. The Company also incurs substantial ongoing environmental compliance costs in operating its production facilities. Substantial unanticipated environmental costs could adversely affect profitability. (See "Provision for Environmental Claims" below and Note G - Litigation.)

Significant Accounting Policies
-------------------------------

         Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2002 describe the significant accounting estimates and policies used by management in the preparation of the consolidated financial statements. In addition to the significant accounting policies and estimates disclosed in the Form 10-K, the assessment of the amount of the Company's deferred tax assets which will be realizable requires the use of significant judgments and estimates. In making its assessment, the Company evaluates all relevant evidence, including current industry dynamics within which the Company operates, to determine if it would be able to realize all or a part of its deferred tax assets in the future. Should the Company determine that it would not be able to realize certain of its deferred tax assets, a valuation allowance would be recorded in the period such a determination is made. Actual results in these areas could differ from management's estimates. There have been no changes in the Company's process for evaluating critical accounting estimates during the thirty-nine-week period ended September 28, 2003.

Results of Operations and Liquidity and Capital Resources
---------------------------------------------------------

         Raytech Corporation recorded a net loss for the thirteen-week period ended September 28, 2003 of $17.1 million or $.41 loss per basic and diluted share compared to a net loss of $3.2 million or $.08 loss per basic and diluted share in the same period in the prior year. The reduction in earnings is due to lower gross profits in the Wet Friction segment of the business and certain environmental charges taken in the quarter. The details of the above are more fully explained in the Management's Discussion and Analysis of this report and in Note G to the unaudited condensed consolidated financial statements. In addition, the Company recorded a tax provision of $32.1 million for the thirteen-week period ended September 28, 2003, which reflects the concern over future recoverability of certain deferred tax assets, as more fully explained in Note E. The establishment of the valuation allowance includes a provision of $23.7 million against deferred income tax assets that inure to the benefit of the Raytech Personal Injury Trust in accordance with the Tax Assignment and Assumption Agreement. As a result, the deferred payable to the Trust was reduced by an equal amount which was recorded in other income, net. The Company recorded a net loss for the thirty-nine-week period ended September 28, 2003 of $18.7 million or $.45 per basic and diluted share compared to a net loss of $.8 million or $.02 loss per basic and diluted share for the same period in the prior year. The increased loss reflects lower gross profits and additional environmental charges taken in the current period. In addition, the Company recorded a tax provision of $31.7 million for the thirty-nine-week period ended September 28, 2003, which reflects the concern over future recoverability of certain deferred tax assets, as more fully explained in Note E. The details of the above results are presented below.

Net Sales
---------

         Raytech recorded net sales of $47.9 million for the thirteen-week period ended September 28, 2003 compared to $51.7 million for the same period in the prior year, a decrease of $3.8 million or 7.4 percent. The Company recorded net sales of $157.7 million for the thirty-nine-week period ended September 28, 2003 compared to $159.8 million for the same period in the prior year, a decrease of $2.1 million or 1.3 percent. An analysis, by segment, of the change in sales for the thirteen-week- and thirty-nine-week periods are presented below.

         The Wet Friction segment recorded sales of $28.0 million for the thirteen-week period ended September 28, 2003 compared to $33.6 million for the same period in the prior year, a decrease of $5.6 million or 16.7 percent. The reduced sales reflect lower sales to the heavy duty component of this segment of $1.2 million during the quarter, lower sales to the automotive OEM component of the segment of $2.9 million and lower sales in the European component of this segment of $1.5 million. The reduced sales reflect lower demand for our customers' products due primarily to the poor economy here in the United States and in Europe. In addition, competitive pressures have caused both lower pricing and in some instances a loss of business compared to the prior year. The net sales for the thirty-nine-week period ended September 28, 2003 of $96.4 million compares to $105.3 million for the same period in the prior year, a decrease of $8.9 million or 8.5 percent. The decrease is primarily due to lower sales during the thirty-nine-week period to the heavy duty component of this segment of $4.4 million, lower sales to the Automotive OEM component of the segment of $2.8 million and lower sales in the European component of the segment of $1.4 million. As noted above, the lower sales reflect lower demand for our customers' products due principally to poor economic conditions here in the United States and in Europe. Also, as noted above, competitive pressures have caused both lower pricing and in some instances loss of business compared to the prior year.

         The Aftermarket segment recorded net sales of $11.4 million for the thirteen-week period ended September 28, 2003 compared to $11.0 million for the same period in the prior year, an increase of $.4 million or 3.6 percent. The net sales for the thirty-nine-week period ended September 28, 2003 of $34.2 million compares to $35.6 million for the same period in the prior year, a decrease of $1.4 million or 3.9 percent. The improved sales for the thirteen-week period is due to increased demand from the Company's customer base but does not reflect an overall economic improvement in the aftermarket for the Company's products. The results for the thirty-nine-week period represent the lower demand from the aftermarket and reflects the overall reduced demand for the aftermarket for transmission products. This lower demand reflects the impact of improved OEM quality and longevity with regard to the transmission component.

         The Dry Friction segment recorded net sales of $10.6 million for the thirteen-week period ended September 28, 2003 compared to $9.5 million for the same period in the prior year, an increase of $1.1 million or 11.6 percent. The increased sales for the quarter reflect higher sales recorded through the European operation and are due substantially to translation gains compared to the prior year. The sales recorded in local currency are at the same level as in the same period in the prior year. The net sales for the thirty-nine-week period ended September 28, 2003 of $33.7 million compares to $26.0 million for the same period in the prior year, an increase of $7.7 million or 29.6 percent. The increase for the thirty-nine-week period is due to volume increases through the operation in China of $1.8 million and increases through the European operations of $5.9 million. The increase in Europe is due to a volume increase of $1.9 million and translation gains of $4.0 million for the period.

Gross Profit
------------

         Raytech recorded gross profit of $5.5 million for the thirteen-week period ended September 28, 2003 compared to $8.6 million for the same period in the prior year, a decrease of $3.1 million. The gross profit percentage for the current thirteen-week period of 11.6 percent compares to the gross profit percentage of 16.6 percent for the same period in the prior year. The decline in gross margin reflects reduced margins in the Wet Friction segment in 2003, which recorded a gross margin percentage of 4.4 percent for the thirteen-week period ended September 28, 2003 compared to 13.1 percent in the same period in 2002. The gross profit percentages for the Aftermarket and Dry Friction segments of
25.9 percent and 26.1 percent, respectively, remained consistent compared to the same period in the prior year. The lower gross profit in the Wet Friction segment reflects the impact of the $5.6 million in lower sales and higher production costs. The Company developed a series of additional cost reduction programs in the second quarter of 2003 aimed at addressing the impact of the lower sales in the Wet Friction segment. The overall programs established cost reductions on an annual basis of $11.4 million, which are being implemented over the next few quarters. Specifically identified cost reduction programs targeted and achieved $2.4 million in cost reductions for the thirty-nine-week period ended September 28, 2003 in the Wet Friction segment. An additional $1.7 million is targeted for the fourth quarter of 2003. The gross profit for the thirty-nine-week period of $22.6 million compares to $30.2 million for the same period in the prior year, a decrease of $7.6 million. The gross profit percentage for the 2003 period of 14.3 percent compares to 18.9 percent for the same period in 2002. The decline reflects the lower gross profit in the Wet Friction segment compared to 2002 results. The Wet Friction gross margin percentage for the thirty-nine-week period ended September 28, 2003 was 7.7 percent compared to 15.4 percent in the same period in 2002. The cost reduction programs outlined above, which were implemented in the third quarter of 2003, have helped offset the impact of the $8.9 million in lower sales in the Wet Friction segment year-to-date. This equates to $8.8 million in lower margin during the current period. The gross margin percentage for the Aftermarket and Dry Friction segments of 28.0 percent and 27.7 percent approximate the same percentages in the 2002 period.

Selling, General and Administrative
-----------------------------------

         The selling, general and administrative expenses for the thirteen-week period ended September 28, 2003 of $8.4 million compares to $8.0 million for the same period in the prior year, an increase of $.4 million. The increased costs are attributable to the Dry Friction segment and the increased SG&A costs associated with the increased sales volume in the 2003 quarter compared to 2002. The SG&A expenses for the thirty-nine week period ended September 28, 2003 of $25.2 million compared to $23.7 million for the same period in the prior year, an increase of $1.5 million. The year-to-date increase reflects higher costs in the Dry Friction segment of $1.3 million due to increased sales volume and additional product development costs during the period. In addition, the Wet Friction segment reported $.7 million of increased costs due in part to severance and new hire costs, additional research and development staffing and transportation costs for new business in Europe. The above was offset by lower costs of $.5 million in the Aftermarket segment and Corporate.

Interest
--------

         Interest expense for the thirteen-week period ended September 28, 2003 of $.2 million compares to $.3 million for the same period in the prior year, a decrease of $.1 million. Interest expense for the thirty-nine-week period ended September 28, 2003 of $.8 million compares to the same amount in the same period in the prior year. There have been no significant changes in interest expense during the thirteen-week period or the thirty-nine-week period.

Operating Profits
-----------------

         The following discussion of operating results by industry segment relates to information contained in Note D - Segment Reporting to the Unaudited Condensed Consolidated Financial Statements. Operating profit is income before provision for environmental claims, income taxes and minority interest.

         Raytech Corporation recorded an operating loss of $3.1 million for the thirteen-week period ended September 28, 2003 compared to operating income of $.6 million in the same period in the prior year, a decrease of $3.7 million. The lower operating profits are due to the impact of the reduced sales for the thirteen-week period of $3.8 million, which contributed to lower gross margin of $3.1 million, higher SG&A costs of $.4 million and lower other income of $.3 million. The Company recorded an operating loss for the thirty-nine-week period ended September 28, 2003 of $2.8 million compared to operating income of $5.8 million for the same period in the prior year, a decrease of $8.6 million. The decrease is due to the impact of lower sales of $2.1 million, which contributed to lower gross profit of $7.6 million, higher SG&A costs of $1.5 million and to a lesser extent a change in other income expense. The changes in gross profit and SG&A are detailed in those sections of this MD&A so labeled. Additional information relating to operating profit changes are detailed below by segment.

         The Wet Friction segment recorded an operating loss of $2.8 million for the thirteen-week period ended September 28, 2003 compared to operating income of $.7 million for the same period in the prior year, a decrease of $3.5 million. The change in operating profit was due substantially to lower gross profit of $3.2 million. The lower gross profit is due to lower sales period-over-period of $5.6 million and the impact on production and overhead costs associated with the lower sales. The Company's goal is to maintain a relationship between reduced sales and reduced operating profit where for every dollar of reduced sales the operating profit is reduced $.40. During the first six months of 2003, operating income was reduced $1.88 for each dollar of sales reduction. In the thirteen-week period ended September 28, 2003, that relationship improved to $.62 reduction in operating profit for each dollar of sales reduction. The impact of the cost reduction programs were a significant element in improving the relationship. The operating loss for the thirty-nine-week period ended September 28, 2003 of $5.2 million compares to operating profit of $4.4 million in the same period in the prior year, a decrease of $9.6 million. The sales for the period are lower than the prior year period by $8.9 million, which was the most significant factor in the reduced gross profit of $8.8 million. In addition to the impact of the lower sales on production, overhead costs also contributed to the reduced gross margin. The SG&A costs for both the thirteen-week and thirty-nine-week periods are detailed under the SG&A heading.

         The Aftermarket recorded operating profit of $1.6 million for the thirteen-week period ended September 28, 2003 compared to an operating profit of $1.4 million for the same period in the prior year, an increase of $.2 million. The increased operating profits reflect the impact of the improved sales of $.4 million and lower SG&A costs. The operating profit for the thirty-nine-week period ended September 28, 2003 of $5.9 million compared to $6.2 million for the same period in the prior year, a decrease of $.3 million. The decrease in operating profit reflects the impact of $1.4 million in lower sales period-over-period. The impact of lower sales was offset by lower SG&A costs of $.2 million.

         The Dry Friction segment recorded operating profit of $.7 million for the thirteen-week period ended September 28, 2003 compared to $.9 million for the same period in the prior year, a decrease of $.2 million. As noted in the Net Sales analysis, sales increased period-over-period $1.1 million, which provided increased gross margin of $.3 million. These improvements were offset by higher SG&A costs of $.4 million and other expenses of $.1 million. The SG&A cost increase is explained in that section of this MD&A analysis. The operating profit for the thirty-nine-week period ended September 28, 2003 of $3.6 million compares to operating profit of $1.9 million for the same period in the prior year, an increase of $1.7 million. The increase is due to increased sales period-over-period of $7.7 million from both the European and Asian components of this segment. The improved operating profits include translation gains of $4.5 million for the thirty-nine-week period relating to the European operations.

Other Income, Net
-----------------

         During the thirteen-week period ended September 28, 2003, the Company recognized income of $23.7 million related to the reduction of the deferred payable to the Raytech Personal Injury Trust as a result of the establishment of a valuation allowance of an equal amount against the deferred tax asset that will inure to the benefit of the Trust in accordance with the Tax Assignment and Assumption Agreement. See Note E - Income Taxes for more details.

Provision for Environmental Claims
----------------------------------

         The Company recorded a provision in the second quarter of 2003 of $1.8 million for expected final remediation and administrative costs associated with compliance with the EPA Unilateral Administrative Order, which is discussed in Note G of this report. The work required under the Order has been completed at this time and a final report, which documents the compliance actions, has been filed with the EPA. During the thirteen-week period ended June 29, 2003, the cost of contaminated soil removal increased over the previously accrued amount by $1.6 million due to changes in the tonnage required to be removed in order to comply with the Order compared to the estimate. In addition, the EPA has estimated the administrative charge for the agency's oversight of the execution of the Order will be approximately $.4 million. The final determination of this cost will occur when the EPA accepts the final report from the environmental engineering firm. Also, during the quarter, the Company settled a disputed billing amount, which arose in the first stage of the project from the construction company hired to do the initial cleanup. The resolution of the dispute resulted in a reduction of $.2 million of amounts previously recorded by the Company. The construction company was replaced prior to the completion of the first stage.

         Although the Company has, to the best of its knowledge, complied fully with the Order issued by the EPA, there exists the potential for additional remediation. Further, the Company may be required to remediate additional contiguous parcels of property not subject to the Order, subject to potential future actions taken by the EPA. The Company has recorded a provision in the third quarter of 2003 of $2.4 million as its current estimate of the potential cost to remediate the additional contiguous parcels of property not subject to the Order as noted above. The estimate of cost noted above is based on preliminary engineering data at a level of compliance similar to the requirements contained in the order. The Company is currently negotiating a settlement with the EPA for future remediation on this site. The outcome of the negotiation could also impact the estimated cost noted above.

         On May 15, 2001, the United States Environmental Protection Agency ("EPA") issued a Pre-filing Notice and Opportunity to Confer to Raybestos Products Company ("RPC"). This notice stated that EPA is contemplating filing a civil action against RPC for violations of various environmental statutes and is offering RPC the opportunity to participate in pre-filing negotiations to resolve this matter before initiation of litigation. EPA stated that it has reason to believe that RPC committed violations of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and Toxic Substances Control Act and that RPC could be subject to substantial penalty. The Company had previously recorded a $.3 million provision for settlement of these violations. By letter dated September 3, 2003, EPA stated that penalties for violations alleged in the Pre-filing Notice could total approximately $180 million and suggested that the parties resolve the Pre-filing Notice claims as follows: RPC should pay approximately $2.4 million and undertake compliance activities, onsite investigative work that EPA estimated would cost approximately $1 million, and corrective action to resolve the Pre-filing Notice, with no estimate of such cost of corrective action. The parties have not yet begun formal negotiation of this EPA proposal. The Company has recorded a provision in third quarter of 2003 for $3.1 million based on the Notice.

         The IDEM conducted a site review in May 2003 at the Crawfordsville, Indiana, facility of RPC. In July 2003, IDEM sent RPC a report of such inspection. This report stated that IDEM believes that RPC has violated certain environmental law requirements. The IDEM report stated that the agency intends to notify enforcement authorities but did not specify any fines for the alleged violations. In November 2003, the Company received a Notice of Violation and Proposed Agreed Order relating to the May 2003 inspection. The draft order proposes penalties of $67 thousand. The Company will be reviewing the Notice and will respond to IDEM within the next 60 days. The Company has not recorded a charge for this potential liability in the quarter ended September 28, 2003.

Income Taxes
------------

         See Note E - Income Taxes to the condensed unaudited consolidated financial statements included in Item 1 of this Part I. See the discussion which follows concerning pension payments and environmental payments.

Liquidity, Capital Resources and Future Liquidity
-------------------------------------------------

         The Company's cash and cash equivalents at September 28, 2003 totaled $11.6 million compared to $20.0 million at December 29, 2002, a decrease of $8.4 million. Capital expenditures for the thirty-nine-week period totaled $6.9 million which is consistent with planned expenditures and approximates capital spending for the same period in the prior year. Net cash provided by operating activities was $1.9 million for the thirty-nine-week period ended September 28, 2003, compared to cash provided by operating activities of $9.8 million in the prior year period. Cash inflows for other operating activities were $6.7 million during the current year period, which was primarily comprised of an increase in restricted cash of $2.8 million, a decrease in deferred income tax of $6.3 million, as more fully explained in Note E, an increase in accrued liabilities of $3.3 million, and a decrease in other long-term liabilities of $3.8, and a $4.2 million decrease in an income tax receivable for the PI Trust.

         The debt and available lines of credit at September 28, 2003 and December 29, 2002 consist of the following:

                                          (in thousands)
                       September 29, 2003 (Unaudited)        December 29, 2002
                       -----------------------------   -----------------------------
                       Current  Non-Current    Total   Current  Non-Current    Total
                       -------  -----------    -----   -------  -----------    -----

Domestic bank debt   $  8,656   $     -     $  8,656  $ 11,306  $    -      $ 11,306
Foreign bank debt       3,244       4,072      7,316     3,609     4,095       7,704
                       ------       -----     ------    ------     -----      ------
Total bank debt        11,900       4,072     15,972    14,915     4,095      19,010
Leases                    158         161        319       176       198         374
                       ------       -----     ------    ------     -----      ------

Total borrowings     $ 12,058    $  4,233   $ 16,291  $ 15,091  $  4,293    $ 19,384
                       ======       =====     ======    ======     =====      ======

Available lines of credit:
                                        2003              2002
                                        ----              ----

Domestic                             $ 5,787           $ 5,006
Foreign                                3,842             3,829
                                       -----             -----

Total                                $ 9,629           $ 8,835
                                       =====             =====

         Refer to the Management's Discussion and Analysis section and to Note M to the consolidated financial statements, both included within the Company's 2002 Form 10-K, for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

         The current domestic loan agreement has a covenant requiring the borrowing companies to maintain a minimum rolling twelve-month earnings before interest, taxes, depreciation and amortization (EBITDA).

         The Company's domestic borrowing facility matured in September 2003. The Company and the lender agreed, in accordance with the borrowing agreement, to extend the facility for one year. The Company and the lender in November 2003 entered into a new three-year agreement under similar terms and conditions as were included in the prior agreement. In addition, in October 2003, the Company entered into a new credit facility with another lender for $7.0 million with a five-year term based on 1.65 basis points over LIBOR. The proceeds from this new facility will be used to pay environmental costs and pension costs. During the second quarter, the Dry Friction segment renegotiated its borrowing agreement in China, lowering the interest rate 3.9 percentage points on the borrowings of $1.5 million. In addition, the German subsidiary reduced its borrowing rate on $1.0 million in borrowings by 2.1 percentage points during the second quarter.

         The Company is complying with a Federal Order issued by the U.S. Environmental Protection Agency ("EPA") at its manufacturing facility in Crawfordsville, Indiana. See Note G - Litigation. The Company paid $5.7 million during the thirty-nine weeks ended September 28, 2003 and has a remaining accrual of $5.6 million for completion of the project, which is included in other accrued liabilities. The Company recorded an additional provision of $5.5 million in the thirteen-week period ended September 28, 2003. Refer to "Provision for Environmental Claims" on page 25 for further discussion.

         The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. Funding for the plans in 2003 is expected to be approximately $7.6 million of which $5.7 million was funded during the thirty-nine-week period of 2003 compared to $4.9 million in the same period in the prior year.

         Certain tax issues are discussed in Note E - Income Taxes, which provide details concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

         Management believes that existing cash balances, the Company's new lending facility, the renegotiation of the current lending facility and cash flow from operations during 2003 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments.

Financial Risks
---------------

         The Company maintains lines of credit with United States and foreign banks, as well as other creditors. The Company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

         The Company effectively manages its accounts receivable as evidenced by the average days sales in trade receivables of 50 days. This allows for reduced borrowings in supporting inventory and trade receivables. Management does not anticipate a significant change in fiscal policy in any of its borrowing markets in 2003 given current economic conditions. Further, the Company can reduce the short-term impact of interest rate fluctuation through deferral of capital investment should the need arise.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See Item 2.


Item 4. Controls and Procedures

     (a) Based on evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, which evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company's principal executive officer and princi- pal financial officer have each concluded that such disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) There has been no change during the thirteen weeks ended September 28, 2003 in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company' internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note G - Litigation.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              31.1 Section 302 Certification of the Chief Financial Officer
              31.2 Section 302 Certification of the Chief Executive Officer

         (b)  Reports on Form 8-K

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

Date: November 14, 2003