Form 10-K
period 2003-12-28
RAYTECH CORP
filed 2004-04-12
CIK 797917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the Fiscal Year ended December 28, 2003 or

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

                                 (203) 925-8021
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                                    Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes [ ]     No [X]

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes [X]     No [ ]

As of March 18, 2004, 41,737,306 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of these shares on the New York Stock Exchange) on such date held by non-affiliates was approximately $21.8 million.

Documents incorporated by reference: None

                          INDEX TO RAYTECH CORPORATION
                                 2003 FORM 10-K

                                                                    Page
                                                                    ----
                                 PART I.

Caution Regarding Forward Looking Statements ...................       4

Item 1.  Business ..............................................       5

Item 2.  Properties ............................................      10

Item 3.  Legal Proceedings .....................................      11

Item 4.  Submission of Matters to a Vote of Security Holders ...      13

                                 PART II.

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ...........................      14

Item 6.  Selected Financial Data ...............................      15

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...................      17

Item 7a. Quantitative and Qualitative Disclosures About
         Market Risk ...........................................      40

Item 8.  Financial Statements and Supplementary Data ...........      41

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ...................      97

Item 9a. Controls and Procedures ...............................      97

                                 PART III.

Item 10. Directors and Executive Officers of the Registrant ....      98

Item 11. Executive Compensation ................................     102

Item 12. Security Ownership of Certain Beneficial
         Owners and Management and Related Stockholder Matters..     109

Item 13. Certain Relationships and Related Transactions ........     111

Item 14. Principal Accountant Fees and Services ................     111

                                PART IV.

Item 15. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K ...................................     113

                                                                    Page
                                                                    ----
          (a)(1)  Financial Statements .........................     113

          (a)(2)  Financial Statement Schedules ................     113

          (a)(3)  Exhibits .....................................     113

          (b)     Reports on Form 8-K ..........................     113

          (c)     Index of Exhibits.............................     113

          (d)     Index to Consolidated Financial Statements
                  and Financial Statement Schedules
                  (reference)...................................     115

Signatures .....................................................     117

Certifications .................................................     120

Caution Regarding Forward Looking Statements

         Statements in this Form 10-K relating to management's views of trends, the effects of changing prices, plans, objectives and other matters for future operating periods are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to significant risks and uncertainties that could cause actual results to differ materially from the results in the statements. Forward looking statements relating to Raytech Corporation's businesses are based on assumptions concerning certain factors that are not predictable and are subject to change. These factors include general economic conditions, worldwide demand for automotive and heavy duty vehicles, consumer confidence, actions of our competitors, vendors and customers, factors affecting our costs such as raw material prices, labor relations and environmental compliance and remediation, interest and foreign currency exchange rates, technological issues, accounting standards, and the risks set forth in the section entitled "Risk Factors." The forward-looking statements herein are made as of the date of this report. We have no obligation to update our forward looking statements.

'
                                     PART I

Item 1. Business

         General

         Raytech Corporation ("Raytech" or the "Company") develops, manufactures and supplies specialty engineered friction and energy absorption components used in oil immersed (wet) and dry transmission and brake systems for on- and off-road vehicles. The Company also makes and markets specialty engineered products for heat resistant, inertia control, and energy absorption applications. The Company's products are typically found in passenger cars, heavy duty construction and agricultural equipment, trucks, buses and in logging, mining and military vehicles. Unless the context indicates otherwise, all references herein to Raytech or the Company include the Company and its subsidiaries. The Company's operations are categorized into three business segments: Wet Friction, Dry Friction and Aftermarket.

         The Wet Friction segment's products are used in an oil immersed (wet) environment. Wet Friction products are primarily used in original equipment vehicular automatic transmissions and braking systems for off-road heavy duty equipment. The Company markets its products to automobile, heavy duty truck, farm machinery, mining, truck, bus and military vehicle original equipment manufacturers ("OEMs").

         The Dry Friction segment's products are used in a dry rather than an oil immersed environment. Dry Friction products are primarily used in original equipment and aftermarket automobile and truck manual transmissions. The clutch facings produced by this segment are marketed to system assemblers who sell to OEMs and aftermarket rebuilders.

         The Aftermarket segment produces products used for wet friction applications, primarily plates and friction materials for automobile and light truck transmissions. This segment also markets transmission filters and other transmission related components to warehouse distributors and certain retail operations in the automotive aftermarket.

         In fiscal 2003, the Company recorded an operating loss of $57.5 million. The operating loss included an impairment charge of $48.8 million. The remaining operating loss of $8.7 million can be attributed primarily to losses incurred in the Wet Friction segment offset by earnings in the aftermarket and Dry Friction segment. The losses sustained in the Wet Friction operations led the Company to conduct an impairment analysis of its goodwill and other intangibles in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and further to conduct an impairment analysis of its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company with the assistance of a third party valuation firm developed a model that was used by the Company to evaluate the future cash flows associated with the assets and the impact on the current carrying values. The result of the analysis was the impairment charge of $48.8 million of which $11.0 million was related to long-lived tangible assets and $37.8 million was related to goodwill and other intangible assets. See notes D and E in the Notes to Consolidated Financial Statements contained in this report.

         Raytech was incorporated in June 1986 in Delaware and held as a subsidiary of Raymark Corporation ("Raymark"). In October 1986, Raytech became the publicly traded, New York Stock Exchange holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders whereby each share of common stock of Raymark was automatically converted into a share of Raytech common stock. In May 1988, Raytech divested all of the Raymark stock. In accordance with the restructuring plan, Raytech, through its subsidiaries, purchased certain non-asbestos businesses of Raymark. Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in numerous asbestos-related lawsuits as a successor in liability to Raymark. In order to stay the asbestos-related litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. In April 2001, Raytech emerged from protection of the Bankruptcy Court under Chapter 11 of Title 11, United States Code. Certain asbestos personal injury claims and certain environmental claims were discharged at the reorganization date in exchange for cash and equity of 37,058,900 shares, representing 89.2% of the Company's outstanding common stock at that time.

         The effective date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes, the reorganization and related fresh-start adjustments have been recorded as of April 2, 2001. All financial information prior to that date is presented as pertaining to the Predecessor Company, while all financial information after that date is presented as pertaining to the Successor Company.

         The percentage of net sales for each segment of the consolidated net sales over the past three years is as follows:

                                            Successor Company                   Predecessor Company
                           ------------------------------------------------     -------------------
                              For the Year Ended
                           ----------------------------    For the Period          For the Period
                           December 28,    December 29,   April 3, 2001 to        January 1, 2001
                              2003            2002        December 30, 2001       to April 2, 2001
                           ------------    ------------   -----------------     -------------------
Wet Friction operations        57%             61%               61%                     62%
Dry Friction operations        21%             17%               15%                     14%
Aftermarket operations         22%             22%               24%                     24%

         The sales, gross profit, operating profit (loss) and other financial information pertaining to the operation of the business segments is contained in Note H Segment Reporting in the Notes to the Consolidated Financial Statements of the Company.

         The Company's executive offices are located in Shelton, Connecticut. Information about the Company, including its filings with the Securities and Exchange Commission, is available on the Internet at www.raytech.com.

         Risk Factors

         The Company's businesses are subject to certain risks that could cause material changes in its results of operations or financial condition in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" for a more detailed description of these risks.

         Sales Methods

         The Wet Friction operations, predominantly in the United States, serve the on-highway and off-highway vehicular markets through sale of products to OEM's of automobiles, heavy duty trucks, buses, construction and mining equipment and agricultural machinery, and through distributors supplying components and replacement parts for these vehicles. The Wet Friction segment sells certain products to the Aftermarket segment, which, in turn, distributes these products to warehouse distributors in the aftermarket.

         The Dry Friction operation sells clutch facings to manual transmission system assemblers who, in turn, supply the OEM market and aftermarket in Europe and the Far East.

         The Aftermarket segment sells its products primarily to warehouse distributors and in certain instances directly to retail outlets predominantly in the United States.

         Sales are made in all segments by Company sales representatives. Sales are made under standard sales contracts for all or a portion of a customer's products over a period of time or on an open order basis and may include price commitments for multiple years.

         Raytech's products are sold around the world, through export from its U.S. plants, through its wholly-owned manufacturing subsidiaries in Germany, the United Kingdom and China, and through distributors.

         Raw Material Availability

         The principal raw materials used in the manufacture of the Company's energy absorption and transmission products include cold-rolled steel, metal powders, synthetic resins, plastics and synthetic and natural fibers. All of these materials are available from a number of competitive suppliers. The availability of global steel supplies may impact both the availability of raw materials and price of these materials. In 2004, worldwide increases in steel demand have led to increased prices and concerns of a steel shortage. Potential impacts on the Company from the current steel market conditions could include reduced delivery levels of finished products to Raybestos customers and lower profitability due to higher raw material costs.

         Patents and Trademarks

         Raytech owns a number of patents, both foreign and domestic. Such patents expire between 2004 and 2018. In the opinion of management, the business is not dependent upon the protection of any of its patents and would not be materially affected by the expiration of any of such patents.

         Raytech operates under a number of registered and common law trademarks, including the trademark "RAYBESTOS." Certain trademarks have been licensed to others on a limited basis. Some trademarks are registered internationally.

         Competition

         The automotive parts industry is extremely competitive. Each of the

Company's operating segments competes with several other manufacturers that produce and sell similar products. Some of the Company's competitors are considerably larger and have substantially greater financial resources than the Company. The Wet Friction marketplace is comprised of four major competitors, including the Company. The Company has one major competitor in the European Dry Friction marketplace and competes with several Chinese and other Asian based manufacturers in the Asian market. In the European Dry Friction market, several of the Company's customers are also competitors. There are five major competitors, including the Company, in the Aftermarket segment. Raytech believes that it is competitive in all markets in which it is engaged due to its brand recognition, product quality, service and price.

         Significant Customers

         During the years presented, sales to the following customers were greater than 10 percent of the Company's consolidated sales:

                                            Successor Company                   Predecessor Company
                           ------------------------------------------------     -------------------
                              For the Year Ended
                           ----------------------------    For the Period          For the Period
                           December 28,    December 29,   April 3, 2001 to        January 1, 2001
                              2003            2002        December 30, 2001       to April 2, 2001
                           ------------    ------------   -----------------     -------------------
DaimlerChrysler               12.4%           14.4%             14.0%                  13.8%

Caterpillar                    9.5%           11.4%             14.3%                  13.2%

         Backlog

         Sales backlog at the end of fiscal 2003, 2002 and 2001, by segment, was as follows:

                               (in millions)
                         2003       2002       2001
                         ----       ----       ----
Wet Friction           $   76.7   $   78.5   $   69.7
Dry Friction               12.3        8.7        2.7
Aftermarket                 1.5        2.0        1.9
                       --------   --------   --------
Total                  $   90.5   $   89.2   $   74.3
                       ========   ========   ========

         The Company expects that the current backlog will be filled during 2004.

         Employees

         At December 28, 2003, Raytech employed 1,565 employees, compared with 1,593 employees at the end of 2002. Raytech has agreements with labor unions relating to wages, hours, fringe benefits and other conditions of employment which cover most of its production employees. The term of the labor contract at Raybestos Products Company ("RPC") in Crawfordsville, Indiana, is due to expire in May 2006. The term of the labor contract at Raybestos Automotive Components Company ("RACC") in Sterling Heights, Michigan, is due to expire in October 2004. The Company's German subsidiary is a member of an industry employers' association that is party to various employee union contracts on behalf of its members. The current contract covering German employees' wages continues through February 2005.

         Capital Expenditures

         Capital expenditures for the Successor Company were $9.0 million and $9.6 million for fiscal years 2003 and 2002 and $7.5 million for the period April 3, 2001 to December 30, 2001. Capital expenditures for the Predecessor Company were $2.7 million for the period January 1, 2001 to April 2, 2001. Capital expenditures for 2004 are budgeted at $10.0 million.

         Research and Development

         Research and development costs for the Successor Company were approximately $7.2 million and $7.3 million in fiscal years 2003 and 2002, respectively, and $5.3 million for the period April 3, 2001 to December 30, 2001. Research and development costs for the Predecessor Company were $1.7 million for the period January 1, 2001 to April 2, 2001. Separate research and development facilities are maintained at appropriate manufacturing plants for developing new products, improving existing production techniques and supplying technical service to the business units and customers. Research and development costs for 2004 are budgeted at $6.6 million.

         Environmental Matters

         The Company is subject to federal, state, local and foreign laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment ("Environmental Laws"). The cost to the Company of complying with these Environmental Laws was approximately $1.1 million during 2003, and it is projected at $1.1 million for 2004. Estimated capital expenditures for environmental control facilities for 2004 are budgeted to be $0.6 million.

         The compliance costs noted above exclude remediation costs incurred by the Company for the same periods. See Item 3 - Legal Proceedings for a full description of remediation costs.

Item 2. Properties

                  The Company, through its three operating segments, conducts business at the following facilities:

                  The Wet Friction operation has facilities in Crawfordsville, Indiana; Sterling Heights, Michigan; and Liverpool, England. The Crawfordsville, Indiana, facility is owned and consists of approximately 461,000 square feet of office, production, research and warehousing space. The Sterling Heights, Michigan, facility is owned and consists of approximately 111,000 square feet of office, production, research and warehousing space. The Liverpool, England, facility is leased and consists of 52,000 square feet of office, production, and warehousing space. The Wet Friction operation also leases sales office space in Leverkusen, Germany, Peoria, Illinois, and Japan and leases an administrative office in Indianapolis, Indiana.

                  The Dry Friction operation has facilities in Morbach, Germany, and Suzhou, China. The Morbach, Germany, facility is owned and consists of 108,000 square feet of office, production, research and warehousing space. The Suzhou, China, facility is owned and consists of 52,000 square feet of office, production, and warehousing space on a long-term land lease. In addition, the segment leases space from the Wet Friction segment at the Liverpool facility.

                  The Aftermarket operation has two facilities in Sullivan, Indiana, that are owned and consist of 130,000 and 37,500 square feet of office and warehousing space. These facilities are underutilized, leaving space for future demand. A separate Crawfordsville, Indiana, aftermarket facility is owned and consists of approximately 41,000 square feet. A portion of this facility has been leased to the Company's Wet Friction segment; the remaining space houses sales offices. The Aftermarket operation also leases sales office space in Floral Park, New York.

                  The Company also leases 7,000 square feet of office space in Shelton, Connecticut, for its headquarters staff.

                  The Company believes that its properties are substantially suitable and adequate and have sufficient production capacity to meet the reasonably anticipated demand for the Company's products.

Item 3. Legal Proceedings

ENVIRONMENTAL REMEDIATION

Crawfordsville, Indiana - Shelly's Ditch Contamination Removal

                  In October 1987, RPC, a wholly-owned subsidiary of the Company, purchased a major manufacturing facility (the "RPC Facility") in Crawfordsville, Indiana. Some time thereafter, the Company learned that the previous owner of the RPC Facility had disposed of polychlorinated biphenyls ("PCBs") in the ground at the RPC Facility in the mid-1960s and that such PCBs were leaching from the RPC Facility into an adjacent ditch ("Shelly's Ditch").

                  In 1996, the Indiana Department of Environmental Management (the "IDEM") advised RPC that the RPC Facility may have contributed to, and was potentially responsible for, the release of lead and PCBs found in Shelly's Ditch. In the late 1990s, RPC and the IDEM entered into an agreed order (the "Agreed Order") for a risk-based remediation of PCBs and lead in Shelly's Ditch. When the IDEM later sought to unilaterally withdraw from the Agreed Order, RPC appealed and the court ordered the IDEM to reinstate the Agreed Order. Meanwhile, at the IDEM's request, the United States Environmental Protection Agency (the "EPA") became involved in Shelly's Ditch.

                  In December 2000, before the Agreed Order was reinstated, the EPA issued a Unilateral Administrative Order to RPC under CERCLA (the "EPA Removal Order") demanding removal of contaminated soils from those Shelly's Ditch areas identified as Reaches 1 through 3 (the "Site"). The EPA Removal Order required more work at greater expense than the IDEM Order. Thereafter, RPC proceeded with the work required under the EPA Removal Order. During the second quarter of fiscal 2003, a provision of $1.8 million was recorded for the completion of work required by the EPA Removal Order. By December 28, 2003, RPC had spent approximately $18.7 million on removal of lead and PCB contaminated soils from the Site and had accrued $400,000 for potential EPA oversight cost assessments relating to that work.

                  On January 9, 2004, the EPA confirmed that RPC had completed the action required under the EPA Removal Order, including the removal and proper disposal of Site soils and sediments contaminated with PCBs and lead. In its confirmation, the EPA noted that RPC would continue to be subject to certain obligations under that order, including record retention and the payment of oversight costs. Whether RPC will be required to pay oversight costs relating to the work under the EPA Removal Order will depend on the outcome of future negotiations with the EPA and the IDEM regarding potential environmental remediation downstream of the Site.

Crawfordsville, IN - Environmental Remediation Downstream of
Reaches 1 through 3 of Shelly's Ditch

                  On May 6, 2003, the EPA indicated that RPC is potentially liable for PCB and lead contamination downstream of the Site. The EPA has not issued an order to RPC regarding this downstream area. However, during the third quarter of 2003, the Company began negotiations with the EPA concerning such possible additional remediation. As a result, during the third quarter of 2003, the

Company recorded a $2.4 million provision relating to this potential liability for future cleanup costs.

Crawfordsville, IN - Environmental Remediation and Expenses relating to the RPC Facility

                  On May 15, 2001, the EPA issued a Pre-filing Notice and Opportunity to Confer to RPC (the "Pre-filing Notice"). This notice stated that the EPA might file a civil action lawsuit against RPC for violations of various environmental statutes and would offer RPC the opportunity to participate in pre-filing negotiations to resolve this matter. The EPA stated that it has reason to believe that RPC committed violations of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act and Toxic Substances Control Act and that RPC could be subject to substantial penalties. At that time, the Company recorded a provision of $.3 million on advice of legal counsel. On September 3, 2003, the EPA proposed that the parties settle the Pre-filing Notice. The EPA stated that penalties for violations alleged in the Pre-filing Notice could total approximately $180 million and suggested the following resolution: RPC should pay approximately $2.4 million in fines and undertake compliance activities, on-site investigative work that the EPA estimated would cost about $1.0 million, and corrective action to resolve the Pre-filing Notice. The parties have begun preliminary negotiations regarding the potential on-site investigative work but have not obtained an overall EPA settlement proposal. The Company recorded a provision of $3.1 million in the year-ended December 28, 2003 based on the EPA position.

Ferndale, MI - Potential Responsibility for Environmental Remediation

                  In a January 8, 2002 letter, the Michigan Department of Environmental Quality asserted company responsibility for trichloroethylene contamination at a Ferndale, Michigan industrial site that Advanced Friction Materials Company ("AFM") leased from approximately 1974 to 1985. The Company acquired 47% of the stock of AFM in 1996 and the balance of the shares in 1998. The Company's liability at this site is indeterminable at this time.

ENVIRONMENTAL LITIGATION

Cost Recovery Actions against Insurers regarding Shelly's Ditch

                  In 1996, RPC notified its insurers and demanded defense and indemnity regarding any environmental issues relating to alleged lead and PCB contamination of Shelly's Ditch. In January 1997, one insurer filed a complaint in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. Raybestos Products Company (the "Insurance Case"). The complaint sought a declaratory judgment that the Reliance Insurance policies do not provide coverage to RPC for defense and indemnity relating to investigation and remediation of contamination in Shelly's Ditch. In January 2000, the District Court rejected Reliance's claims and granted summary judgment to RPC. In June 2001, Reliance Insurance Company was placed in liquidation in Pennsylvania. The Company has filed claims in the Reliance liquidation for recovery of its Shelly's Ditch expenses, but has not received a decision.

                  In February 2002, RPC filed a third-party complaint in the Insurance Case against National Union and two other insurance carriers. The third-party complaint seeks defense and indemnity from the insurers relating to investigation and remediation of contamination in Shelly's Ditch.

                  In February 2004, National Union and its affiliates commenced an adversary proceeding against the Company, RPC and others by filing a complaint in U.S. Bankruptcy Court (the "Adversary Proceeding"). In the Adversary Proceeding, National Union claims that RPC's third-party complaint against National Union is barred by a January 2002 order of the U.S. Bankruptcy Court in the Raymark Industries, Inc. and Raymark Corporation Chapter 11 cases (the "Raymark Order"). National Union claims that the Raymark Order prohibited RPC from pursuing its third-party complaint against National Union and declared that the National Union insurance policies issued to the Company and RPC have been exhausted. Also in February 2004, National Union filed a motion in the U.S. District Court, Southern District of Indiana, asking that court to stay the Insurance Case against National Union. The outcome of this Adversary Proceeding and related motion for stay and their effects, if any, on the Insurance Case against National Union cannot be predicted.

RPC Claims against IDEM

                  In July 2002, RPC filed an action against the IDEM for breach of contract claiming damages based on the difference between the costs of cleanup under the EPA Removal Order and the IDEM Agreed Order. The outcome of this litigation cannot be predicted.

COMMERCIAL LITIGATION

                  On April 22, 2003, Automation by Design, Inc. filed a civil action against RPC in U.S. District Court for the Southern District of Indiana. The complaint alleges copyright infringement and breach of contract in connection with RPC's purchase of certain equipment. In answer to plaintiff's complaint, RPC denied liability and filed counterclaims for breach of contract and declaratory judgment. The court has granted Automation by Design's motion to amend its complaint to include Raytech Corporation and Production Design Services, Inc. as defendants. RPC has agreed to defend and provide certain indemnity protection to Production Design Services, Inc., which manufactured certain equipment that is allegedly involved in this court action. The outcome of this litigation cannot be predicted, and the Company's liability or recoveries are indeterminable at this time.

EQUITY HOLDERS LITIGATION

                  In February 2002, lawyers claiming to represent the Committee of Equity Holders of Raytech Corporation filed a motion in U.S. Bankruptcy Court to compel Raytech to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in Raytech or their successors, or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. The ultimate outcome of this matter cannot be predicted; however, it is possible that its resolution could cause the Company to issue additional shares to the original shareholder group, or to retire shares held by the general unsecured creditor shareholder group. This might directly impact the earnings per share calculations of the Company. The Bankruptcy Court denied a Company motion to dismiss this action.

                  The Company is subject to certain other legal matters that have arisen in the ordinary course of business, and management does not expect them to have a significant adverse effect on the results of consolidated operations, financial condition or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders.

                  There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded on the New York Stock Exchange under the trading symbol RAY. As of March 18, 2004, there were 1,492 holders of record of the Company's common stock.

         Information regarding the quarterly high and low sales prices for 2003 and 2002 is set forth in Note U of the Consolidated Financial Statements, Part II, Item 8 hereof.

         The Company continues not to pay dividends. As a holding company, Raytech Corporation's ability to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. The payment of dividends by certain of the Company's subsidiaries is subject to certain restrictions under the Company's credit agreements. See Note F of the Consolidated Financial Statements.

         The following table sets forth information with respect to shares of the Company's common stock that may be issued under the Company's existing equity compensation plans as of December 28, 2003. The Company's equity compensation plans are described in Note L to the Consolidated Financial Statements.

Equity Compensation Plan Information

                                                                                 Number of Securities
                                                                                 Remaining Available
                                                                                 For Future Issuance
                             Number of Securities       Weighted Average             Under Equity
                              to be Issued Upon          Exercise Price           Compensation Plans
                                  Exercise of             of Outstanding        [Excluding Securities
                              Outstanding Options,      Options, Warrants            Reflected in
    Plan Category             Warrants and Rights          and Rights                 Column (a)]
    -------------            ---------------------      -----------------       ---------------------
                                      (a)                      (b)                       (c)
Equity compensation
  plans approved by
  security holders                 3,035,659                  $ 5.56                  1,227,000

Equity compensation
  plans not approved
  by security holders                      -                       -                          -
                                   ---------                  ------                  ---------
Total                              3,035,659                  $ 5.56                  1,227,000
                                   =========                  ======                  =========

Item 6. Selected Financial Data

Consolidated Five-Year Financial Summary

         Selected historical consolidated financial data is presented for the five fiscal years ended December 28, 2003. The information is separated between Predecessor Company, pre-emergence from bankruptcy, and Successor Company, post-emergence from bankruptcy. As a result of reorganization and fresh-start adjustments recorded in conjunction with the Company's emergence from bankruptcy, the financial data of the Successor Company for the years ended December 28, 2003, December 29, 2002, the period April 3, 2001 to December 30, 2001 are not comparable to the Predecessor Company for the period January 1, 2001 to April 2, 2001 and for the years ended December 30, 2000 and December 31, 1999.

         The extraordinary gains on the settlement of liabilities recorded during the period April 3, 2001 to December 30, 2001 (Successor Company) and the period January 1, 2001 to April 2, 2001 (Predecessor Company) have been reclassified to operating items in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections."

FIVE-YEAR REVIEW OF OPERATIONS

(in thousands, except per share data)

                                                  Successor Company                                 Predecessor Company
                                     ---------------------------------------------- -----------------------------------------------
                                         For the Year Ended                                                 For the Year Ended
                                     ---------------------------   For the Period     For the Period    ---------------------------
                                     December 28,   December 29,  April 3, 2001 to  January 1, 2001 to  December 30,    December 31,
                                         2003           2002      December 30, 2001  April 2, 2001(6)       2000            1999
                                     ------------   ------------  ----------------- ------------------  ------------    ------------
Operating Results
  Net sales                          $    205,865   $    209,866    $    146,050       $     55,205     $    239,532    $    251,966
  Gross profit                             26,126         36,771          21,460             11,394           59,489          60,238
  Operating profit (loss)(1)              (57,473)         4,440          (3,291)             3,652           27,215          27,518
  Interest expense (2)                      1,061            903             873                444            2,218           2,279
  Gain on settlement of debt (3)                -              -           1,548                  -                -
  Reorganization items (4)                      -              -            (784)         7,158,896                -               -
  Net (loss) income (1),(4), (5)          (66,443)        (2,825)         (5,577)         6,995,257       (7,058,978)         16,364
                                     ------------   ------------    ------------       ------------     ------------    ------------
Share Data:
  Basic (loss) earnings
    per share (1),(4), (5)           $      (1.59)  $       (.07)   $       (.13)      $   1,778.88     $  (2,015.40)   $       4.76
  Weighted average shares                  41,727         41,608          41,527              3,932            3,503           3,439
  Diluted (loss) earnings
    per share (1),(4), (5)           $      (1.59)  $       (.07)   $       (.13)      $   1,772.62     $  (2,015.40)   $       4.65
  Adjusted weighted average
    shares                                 41,727         41,608          41,527              3,946            3,503           3,519
                                     ------------   ------------    ------------       ------------     ------------    ------------

Balance sheet (at year-end):
  Total assets                       $    206,024   $    294,221    $    320,788       $    323,636     $    320,316    $    188,686
  Working capital                          25,414         23,317          28,157             26,753           21,402          11,201
  Long-term obligations (7)                71,772         82,850          85,410             69,330           31,238          35,055
  Liabilities subject to
    compromise (5)                              -              -               -                  -        7,211,433               -
  Total shareholders' equity
    (deficit)                              75,910        142,110         144,083            158,352       (6,979,138)         80,788
                                     ------------   ------------    ------------       ------------     ------------    ------------

Property, plant and equipment
Capital expenditures                 $      8,968   $      9,648    $      7,488       $      2,717     $     13,539    $     22,969
Depreciation                               16,107         14,943          10,585              3,180           11,545          10,569
                                     ------------   ------------    ------------       ------------     ------------    ------------

(1) 2003 includes $48.8 million impairment charge. (See Notes D and E to the Consolidated Financial Statements.)

(2)      Predecessor Company includes cessation of interest accruals on Raymark note in connection with a Bankruptcy Court Order.

(3) Represents gain on the settlement of debt. See Note F to the Consolidated Financial Statements.

(4)      Reorganization items - see Note X to the Consolidated Financial
         Statements.

(5) The year ended December 30, 2000 includes recording of the estimated amount of allowed claims in the amount of $7.2 billion relating to asbestos personal injury, environmental and employee benefits issues. See Note V to the Consolidated Financial Statements.

(6) Includes the reorganization and the adoption of fresh-start reporting as a result of the Company's emergence from bankruptcy (See Notes V and W to the Consolidated Financial Statements).

(7)      Includes long-term liabilities and minority interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes, included in "Item 8 - Financial Statements and Supplemental Data." This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of certain factors, including, but not limited to, those described in the section entitled "Caution Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Executive Summary

         The Company manufactures and distributes engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company's operations are categorized into three business segments: Wet Friction, Dry Friction and Aftermarket. The Wet Friction segment manufactures and distributes automatic transmission and wet wheel brake system components to OEMs in North America, Europe and Asia. It is the largest segment and represents 57% of total net sales and all of the recorded losses for 2003. The Dry Friction segment manufactures and distributes manual transmission clutch facings in Europe and Asia to system assemblers who sell manual transmission systems to OEMs and the aftermarket. This segment represents 21% of total net sales. The Aftermarket segment manufactures and sources automatic transmission parts, which are sold predominantly to warehouse distributors who sell the product domestically and to international customers. Approximately $8.6 million of sales in 2003 represented parts manufactured by the Wet Friction segment, which were sold through the Aftermarket segment. The Aftermarket segment represents 22% of total net sales. Additional information on these business segments is presented in Note H - Segment Reporting in the Notes to Consolidated Financial Statements.

         An executive summary of significant events is presented below, as well as a tabular presentation of the effects on the Company's financial results. The issues and events are more fully explained in the Management's Discussion and Analysis, subsequent to this Executive Summary.

         Raytech Corporation recorded a $66.4 million loss for the year ended December 28, 2003. The loss is due to certain events that occurred during the 2003 fiscal year.

         It should be noted that in determining the value of goodwill and other intangible assets at the time the Company emerged from bankruptcy, the projected performance in terms of future cash flows by business segment was used to determine the values. The valuation distribution was as follows:

                     Wet Friction   Aftermarket       Total
                     ------------   -----------       -----
Technology             $ 13,862       $  2,400       $ 16,262
Distribution base             -          5,716          5,716
Trademarks               11,271          6,442         17,713
Goodwill                 28,855          5,912         34,767
                       --------       --------       --------
                       $ 53,988       $ 20,470       $ 74,458
                       ========       ========       ========

         There were no goodwill or intangible values attributed to the Dry Friction segment.

         In addition to the goodwill and other intangibles, the Company increased the book value of certain long-lived tangible assets to fair market value in accordance with Statement of Position 90-7 ("SOP"). The increased values (the "Step-Up") attributable to the long-lived assets were distributed as follows:

Wet Friction segment                      $27,738
Aftermarket segment                         3,085
                                          -------
Total long-lived tangible assets
     Step-Up                              $30,823
                                          =======

         There was no Step-Up in value attributed to the Dry Friction segment.

         At emergence from bankruptcy, it was determined that, in order to maintain segment performance comparability, the increased asset values associated with the recording of the goodwill and other intangibles and the Step-Up for the long-lived tangible assets would be maintained at a corporate level. Segment reporting is discussed in Note H of the Notes to the Consolidated Financial Statements.

         Therefore, although the underlying financial analysis for the impairment charges was determined using the financial projections for Wet Friction and Aftermarket, the majority of the charges were recorded at the corporate level. The $8.1 million charge recorded in the Wet Friction segment represents assets held in that grouping.

         1. The performance of the Wet Friction segment was materially impacted by lower sales volume of $12.8 million and reduced pricing on certain of its continuing sales. The operating loss recorded by the segment for fiscal year 2003 of $20.0 million compares to an operating profit of $3.3 million for the year ended 2002, a change period over period of $23.3 million. The operating loss in 2003 included an impairment charge of $8.1 million.

         2. The Company, based on the deteriorating performance of the Wet Friction segment, among other factors, developed projected financial information, which provided a longer term view of expected financial performance. The Company's previous long-range plan was developed in 2000 during a much stronger economic environment. The plan developed in 2000 served as the basis for the application of the fresh-start accounting. The results of the new financial plan showed substantially reduced projected sales and profitability compared to the previous plan. The Company used the services of an independent consulting firm to develop valuation models based on the financial projections. Using the new financial projections, the Company:

                  A. Reviewed its recorded goodwill and other intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets." The results of the evaluation determined that an impairment existed and a writeoff of goodwill and other intangibles was appropriate. An impairment charge of $37.8 million was recorded.

                  B. In conjunction with the analysis noted above, the Company also evaluated its long-lived assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This review determined that $11.0 million of certain long-lived assets was impaired and were written off.

         3. The Company, in conjunction with the original recording of the deferred tax asset recorded a payable to the Raytech Personal Injury Trust (the " PI Trust") in accordance with a tax agreement established as an element of the Chapter 11 agreement. The Company, in reviewing the financial plan noted above, determined that collectibility of certain deferred tax assets recorded on the Company's books was in question. See
                  Note I to the Consolidated Financial Statements.

                  Based on the determination that a valuation allowance was needed against the deferred tax assets, the Company reduced the non-current payable to the PI Trust $30.5 million, which created $30.5 million of other income. In addition, the Company recorded an increase of $2.8 million to the current payable to the PI Trust to reflect the impact of certain state taxes. This resulted in a reduction of $2.8 million to other income. The net effect of these entries was the recording of $27.7 million in other income in conjunction with a reduction of the payable to the PI Trust.

                  The Company then determined the impact of all the adjustments relating to the reduction in the deferred tax assets and recorded a tax provision of $25.0 million. A reconciliation of the loss from operations multiplied by the statutory federal tax rate to the reported tax provision is summarized in Note I in the Consolidated Financial Statements.

         4. In the quarter ended June 29, 2003, the Company recorded a $1.8 million charge for costs incurred in compliance with the EPA Removal Order. In the quarter ended September 28, 2003, the Company recorded an additional $5.5 million for certain additional remediation costs, fines and investigation costs. These costs are more fully explained below and in Note G to the Consolidated Financial Statements. The total impact of the above was a $7.3 million charge to operations in 2003.

         The impact of the above issues on reported financial results is set forth in the table below.

                                                      Adjustments
                                           ----------------------------------
                                                Impairment
                                           --------------------                                    Reported
                                  Core       SFAS         SFAS       Deferred                      Financial
                                Business      142          144         Taxes       Environmental    Results
                               ----------  --------     --------     --------      -------------  ----------
Net sales                      $ 205,865   $            $            $             $              $ 205,865
Cost of sales                   (179,739)                                                          (179,739)
                               ---------                                                          ---------
Gross profit                      26,126                                                             26,126
SG&A                             (34,795)                                                           (34,795)
                               ---------                                                          ---------
Operating loss before
  impairment charges              (8,669)                                                            (8,669)
Impairment charges                          (37,770)     (11,034)                                   (48,804)
                               ---------   --------     --------     --------        -------      ---------
Operating loss                    (8,669)   (37,770)     (11,034)                                   (57,473)
Other income (expense), net       (1,016)                              27,743                        26,727
Interest expense                  (1,061)                                                            (1,061)
                               ---------   --------     --------     --------        -------      ---------
Loss before provision for
  environmental claims,
  income taxes and
  minority interest              (10,746)   (37,770)     (11,034)      27,743                       (31,807)
Provision for environmental
  claims                                                                              (7,262)        (7,262)
                               ---------   --------     --------     --------        -------      ---------
Loss before income taxes
  and minority interest          (10,746)   (37,770)     (11,034)      27,743         (7,262)       (39,069)
Provision for income taxes        (1,762)                             (24,983)                      (26,745)
Minority interest                   (629)                                                              (629)
                               ---------   --------     --------     --------        -------      ---------
Net (loss) income              $ (13,137)  $(37,770)    $(11,034)    $  2,760        $(7,262)     $ (66,443)
                               =========   ========     ========     ========        =======      =========

         The core business column above represents the results of the Company's businesses from recurring operations, excluding the impairment charges, the impact of recording a valuation allowance against the deferred tax assets and the environmental charges associated with the Crawfordsville, Indiana, facility.

Risk Factors

         The Company's businesses are subject to certain risks, including but not limited to those described below, that could cause material changes in its results of operations or financial condition in the future.

         - The Company's businesses are greatly affected by general economic conditions. The Company sells components to the automotive and heavy duty equipment industries and in large part is dependent upon consumer demand for automobiles, consumer confidence and business investment in heavy equipment. The Company's businesses sell components for transmissions and brakes to automotive and heavy duty OEMs as well as the automotive aftermarket. The economic slowdown and recession of the last three years have resulted in reduced heavy equipment and passenger vehicle production in the United States and in foreign markets and reduced demand in the aftermarket. It is possible that OEM vehicle and equipment production will not increase significantly in 2004 and future years. Continuation of the economic slowdown may adversely affect the Company's revenues in all of its business segments.

         - The Company's customers are large companies under pressure to cut component costs. The Wet Friction segment's largest customers are experiencing margin erosion due to reduced volume, high labor costs and intense foreign competition. The Company is a relatively small supplier of a limited number of components. Due to their size, the Company's customers are often able to demand component price reductions from their suppliers, including all segments of the Company. These customers may also demand technological changes and quality improvements at the

                  Company's expense. In addition, the trend in the automotive aftermarket is toward longer transmission service and replacement cycles due to improved quality. If foreign automotive manufacturers continue to take U.S. market share from the Company's domestic OEM customers and economic conditions do not improve significantly, the Company's revenues will continue to be adversely affected by these factors.

         - The Company is subject to substantial environmental remediation obligations for past contamination that are not yet fixed in scope or amount. The nature of environmental contamination and its remediation are such that the amount and nature of work necessary is often unknown until late in the process. The level of responsibility of the parties involved and the level of remediation to be required by governmental authorities is also uncertain. The Company also incurs substantial ongoing environmental compliance costs in operating its production facilities. Substantial unanticipated environmental costs could adversely affect profitability. (See "Environmental Claims" below and Note G to the Consolidated Financial Statements.)

         - Raytech's Common Stock is currently included in the Russell 3000 equity index. The Russell 3000 is a market capitalization-weighted index of the 3,000 largest U.S. companies. Russell reconstitutes the index annually in order to accurately rank the 3,000 largest companies in the U.S. stock market by market capitalization to provide a truer reflection of stock market activity and performance. There is a risk that Raytech may no longer be part of that index after the next recalculation of the index in June 2004. If Raytech ceases to be a member of the Russell 3000, its common stock price may be adversely affected because mutual funds and other investors who must own or wish to own the Russell 3000 index will sell or no longer purchase Raytech common stock. The PI Trust holds 82.9% and the EPA holds 5.5% of the outstanding common stock of the Company at December 28, 2003.

         - In 2004, worldwide increases in steel demand have led to increased prices and concerns of a steel shortage. Potential impacts on the Company from the current steel market conditions could include reduced delivery levels of finished products to Raybestos customers and lower profitability due to higher raw material costs.

Significant Accounting Policies

         The Company's significant accounting policies are detailed in Note A in the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of Raytech Corporation and its subsidiaries. The investment by third parties in Allomatic Products Company ("APC") is accounted for as minority interest in the Consolidated Financial Statements. There are no unconsolidated entities. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent assets and liabilities and the reported revenue and expenses made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include inventory, receivable and environmental reserves; depreciable lives of property, plant and equipment and intangible assets, the accruals for pension and other postretirement and postemployment benefits; and the recoverable value of deferred tax assets and the carrying value of goodwill and other intangible assets.

         The most significant areas involving management's judgment are described below.

- Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated or if an amount is likely to fall within a range and no amount within the range can be determined to be the better estimate, the minimum amount of the range is recorded. Remediation obligations are not recorded on a discounted basis. Reimbursements from insurance carriers relating to environmental matters are not recorded until it is probable that such recoveries will be realized. The accrual for environmental matters is discussed in this Management Discussion and Analysis under the heading Provision for Environmental Remediation.

- Pension benefits and welfare benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. The court ordered that Raytech was liable for the maintenance and funding of the underfunded pension plan obligations of Raymark Corporation. Raytech, based on the court's order, assumed the role of plan sponsor of the Raymark plans upon the emergence from bankruptcy in the fall of 2001. Because of the uncertainties involved in estimating the timing and amount of future payments, significant estimates are required to calculate pension and welfare benefit expenses and liabilities related to the Company's plans. The Company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in actuarial models to calculate pension expense and welfare benefit expense and liability amounts recorded in the financial statements. Management believes the three most significant variables in the pension models are the expected long-term rate of return on plan assets, the discount rate, and the expected rate of compensation increase. Management believes the most significant assumption in the welfare benefit model is the healthcare cost trend rate. The actuarial models also use assumptions for various other factors, including employee turnover, retirement age, and mortality. Company management believes the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

- The Company provides certain warranties relating to the quality and performance of its products. The primary product of the Company, friction plates, is used in manual and automatic transmissions, transfer cases and wet wheel brake systems for heavy duty equipment. The Company maintains product liability insurance that covers personal injuries and property damage alleged to have been caused by defective products. The Company also has insurance to cover the costs of product recalls arising from its German and Chinese operations. However, the Company currently carries only limited insurance for product recall costs in the United States, and none in the U.K., as management believes such insurance to be cost prohibitive given the Company's warranty experience. Warranty claims have historically been insignificant due to the quality of the Company's products and the impact of other potential parts interactions in these systems, which may contribute to the root cause of any system failure. The costs in 2003 for product warranty support have been de minimis. Some sales contracts with customers provide that the Company will indemnify the customer and its affiliates against certain specified patent, copyright and trade secret infringement claims of third parties that are based on the use or sale of the Company components. There have been no significant claims to date.

- At December 28, 2003, the Company had goodwill and other intangibles of $30.6 million, which were recorded as a result of the fresh-start accounting process in 2001. Management reviews goodwill and indefinite lived intangibles for impairment annually or when events or circumstances indicate that its value may have declined. The unpatented technology and distribution base are reviewed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. In order to evaluate impairment, assumptions about the future condition and operations of the reporting unit to which the goodwill relates are made. Using these assumptions, management determines, with the assistance of other professionals, whether an impairment charge is required to reduce goodwill and other intangible assets to its estimated fair value. In the case of long-lived tangible and definite-lived intangible assets, if the undiscounted future cash flows related to the long-lived assets are less than the assets' carrying value, a similar impairment charge would be recorded. Management believes that the assumptions made to evaluate goodwill, other intangibles and tangible long-lived assets impairment are appropriate and reasonable.

- The assessment of the amount of the Company's deferred tax assets, which will be realizable, requires the use of significant judgments and estimates. In making its assessment, the Company evaluates all relevant evidence, including current industry dynamics within which the Company operates, to determine if it would be able to realize all or a part of its deferred tax assets in the future. Should the Company determine that it would not be able to realize certain of its deferred tax assets, a valuation allowance would be recorded in the period such a determination is made.

Historical Information and Methods of Presentation

         The Company, at December 28, 2003, completed its second full year of operation as the Successor Company post-emergence from bankruptcy. In April 2001, Raytech emerged from the protection of Bankruptcy Court under Chapter 11 of Title 11 of the United States Bankruptcy Code. Raytech had been under the Chapter 11 protection since March 1989. The bankruptcy history and emergence are described in more detail in Note V to the Consolidated Financial Statements.

         As of April 2, 2001, the Company adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountant's SOP No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The Effective Date of the Company's emergence from bankruptcy was considered to be the close of business on April 2, 2001 for financial reporting purposes. The periods presented prior to April 2, 2001 have been designated "Predecessor Company" and the periods subsequent to April 2, 2001 have been designated "Successor Company." In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair values. The fair value of substantially all of the Company's long-lived assets was determined using information provided by third-party appraisers.

         The Company has determined that the most meaningful presentation of financial information would be to provide comparative analysis of the financial performance of the Successor Company for the fiscal years ended December 28, 2003 and December 29, 2002 and for the thirty-nine-week periods ended December 29, 2002 and December 30, 2001.

         Additionally, the financial analysis detailed below provides a comparative analysis of the financial performance of the Successor Company for the period December 31, 2001 through March 31, 2002 compared to the Predecessor Company financial performance for the period January 1, 2001 through April 1, 2001. The adjustments relating to the recording of reorganization expenses and other fresh- start adjustments for the one-day period ended April 2, 2001 are detailed in Note W to the Consolidated Financial Statements.

         The Company has elected not to present a comparative analysis of the fifty- two-week period ended December 29, 2002 since such information in the prior period would require consolidating statements of the Predecessor Company and the Successor Company. It was determined that the significance of the adjustments relating to the emergence from bankruptcy would render such an analysis not meaningful.

Successor Company Discussion and Analysis for the Year Ended December 28, 2003 Compared to the Year Ended December 29, 2002

Net Sales

         Worldwide net sales were $205.9 million for the year ended December 28, 2003 compared to $209.9 million for the same period in the prior year, a decline of $4.0 million. The decline in sales reflects a decrease in the Wet Friction segment of $12.8 million and a decrease in the Aftermarket segment of $1.3 million offset by a $9.2 million increase in the Dry Friction segment. The remaining change is due to lower intercompany sales from Wet Friction to Aftermarket, which are eliminated in consolidation. The detailed discussion of the individual segment performance is presented in "Business Segment and Geographic Area Results."

Gross Profit

         The gross profit for the 2003 fiscal year of $26.1 million compares to the gross profit of $36.8 million for fiscal 2002, a decline in gross profit of $10.7 million or 29.1%. The gross profit percentage for 2003 of 12.7% compares to the gross profit percentage for 2002 of 17.5%. The decline in gross profit is due entirely to the reduced gross profit in the Wet Friction segment of $13.4 million, which was partially offset by increased gross margin in the Dry Friction segment of $3.4 million. The gross profit analysis by business segment is presented in "Business Segment and Geographic Area Results."

Selling, General and Administrative

         Selling, general and administrative expenses for the fiscal 2003 year of $34.8 million compares to $32.3 million for the 2002 fiscal year, an increase of $2.5 million or 7.7%. The increased costs were due to certain severance and new hire costs in the Wet Friction segment of $.5 million. In addition, the Dry Friction segment increased SG&A $1.7 million in support of the $9.2 million in increased sales volume. The Aftermarket increased $.6 million due to primarily providing for certain accounts receivable reserves in 2003. The above increases were offset by $.3 million in reduced corporate costs.

Interest Expense

         Interest expense for the fiscal year 2003 of $1.1 million compares to interest expense of $.9 million for the 2002 year. The increased interest expense of $.2 million reflects the increased borrowings year-over-year.

Other Income

         The Company recorded other income of $26.8 million for fiscal 2003 compared to $.5 million for fiscal 2002, an increase in other income of $26.3 million. The other income component was significantly affected by the reduction of certain net deferred tax assets and the corresponding payable to the PI Trust, which generated other income in 2003. The payable to the PI Trust was reduced $27.7 million due to the reduction of certain deferred tax assets, which are more fully explained in Note I of the Consolidated Financial Statements and within this Management's Discussion and Analysis.

         In addition, the Company recorded $1.0 million of other expense during fiscal 2003, which relates more closely to the $.5 million of other income recorded in fiscal 2002. The change year-over-year related to the disposal of certain property, plant and equipment in Dry Friction and Wet Friction.

Provision for Environmental Remediation

         The Company recorded a provision in the second quarter of 2003 of $1.8 million for expected final remediation and administrative cost associated with compliance with the EPA Removal, which is discussed in Note G - Litigation of the Consolidated Financial Statements. The work required under the EPA Removal Order has been completed at this time and a final report, which documents the compliance actions, has been accepted by the EPA. During the thirteen-week period ended June 29, 2003, the cost of contaminated soil removal increased over the previously accrued amount by $1.6 million due to changes in the tonnage required to be removed in order to comply with the EPA Removal Order compared to the estimate. In addition, the EPA has estimated the administrative charge for the agency's oversight of the execution of the EPA Removal Order will be approximately $.4 million. Also, during the second quarter, the Company settled a disputed billing amount, which arose in the first stage of the project from the construction company hired to do the initial cleanup. The resolution of the dispute resulted in a reduction of $.2 million of amounts previously recorded by the Company. The construction company was replaced prior to the completion of the first stage.

         Although the Company has, to the best of its knowledge, complied fully with the EPA Removal Order, there exists the potential for additional remediation. Further, the Company may be required to remediate additional contiguous parcels of property not subject to the EPA Removal Order, subject to potential future actions taken by the EPA. The Company has recorded a provision in the third quarter of 2003 of $2.4 million as its current estimate of the potential cost to remediate the additional contiguous parcels of property not subject to the EPA Removal Order as noted above. The estimate of cost noted above is based on preliminary engineering data at a level of compliance similar to the requirements contained in the EPA Removal Order. The Company is currently negotiating a settlement with the EPA for future remediation on this site. The outcome of the negotiation could also impact the estimated cost noted above.

         On May 15, 2001, the EPA issued a Pre-filing Notice and Opportunity to Confer to RPC. This notice stated that EPA is contemplating filing a civil action against RPC for violations of various environmental statutes and is offering RPC the opportunity to participate in pre-filing negotiations to resolve this matter before initiation of litigation. The EPA stated that it has reason to believe that RPC committed violations of the Clean Air Act, Clean Water Act, Resource

Conservation and Recovery Act, and Toxic Substances Control Act and that RPC could be subject to substantial penalty. The Company had previously recorded a $.3 million provision for settlement of these violations. By letter dated September 3, 2003, the EPA stated that penalties for violations alleged in the Pre-filing Notice could total approximately $180 million and suggested that the parties resolve the Pre-filing Notice claims as follows: RPC should pay approximately $2.4 million and undertake compliance activities, onsite investigative work that the EPA estimated would cost approximately $1 million, and corrective action to resolve the Pre-filing Notice, with no estimate of such cost of corrective action. The Company recorded a provision in the third quarter of 2003 for $3.1 million based on the notice.

         The IDEM conducted a site review in May 2003 at the Crawfordsville, Indiana, facility of RPC. In July 2003, the IDEM sent RPC a report of such inspection. This report stated that IDEM believes that RPC has violated certain environmental law requirements. The IDEM report stated that the agency intends to notify enforcement authorities but did not specify any fines for the alleged violations. In November 2003, the Company received a Notice of Violation and Proposed Agreed Order relating to the May 2003 inspection. Subsequent to year-end the Company settled the order for $35 thousand.

         In 2002, the Company recorded a charge of $5.4 million for compliance with the EPA Removal Order discussed above, which increased the accrued liability at year-end 2002 to $7.0 million.

         The accrued liability at year-end 2003 is $6.2 million. See Note G - Litigation for a full discussion of the above.

Business Segment and Geographic Area Results

         The following discussion of operating results by industry segment and geographic area related to information contained in Note H in the Consolidated Financial Statements. Operating profit is income before income taxes and minority interest.

Wet Friction Segment

                             2003                2002
                             ----                ----
Net sales                $  125,095          $   137,930
Gross profit                  6,343               19,724
Operating profit (loss)     (19,972)               3,276

         The segment recorded a decline in sales for fiscal 2003 of $12.8 million compared to fiscal 2002. The decline in sales is due to lower sales to the automotive OEM component of the segment of $4.5 million due to lower demand for the Company's product and reduced pricing. The domestic automotive manufacturers, who represent the OEM customers of the Company, continue to lose market share to foreign competition, and the reduced demand for the domestic product directly impacts Raytech. A significant portion of the lost North American market share has been consumed by Asian automakers, a market Raytech has not penetrated. In addition, sales to the heavy duty component of the segment declined $5.0 million compared to fiscal 2002 results. The decline represents certain part sales lost to competition as well as price reductions. Also, sales through the European component of this segment declined $2.2 million compared to sales recorded in the 2002 fiscal year. The sales decline reflects the decision by management in late

2002 to eliminate a non-core business product line produced at the United Kingdom facility. The additional sales shortfall reflects reduced demand for product.

         The segment recorded a decline in gross profit of $13.4 million compared to fiscal 2002 results. The gross profit margin for 2003 of 5.1% compares to a gross profit margin of 14.3%, a decline of 9.2 percentage points. The decline in gross profit reflects the impact of lower sales and reduced pricing. The lack of gross profit in this segment was the driving force in the losses sustained by the Company in 2003.

         In addition to the impact of the reduced gross profit, the segment recorded an impairment charge of $8.1 million in fiscal 2003. The charge reflects the reduction in the book value of certain long-lived assets in accordance with the guidelines set forth in SFAS 144. See Note D - Property, Plant and Equipment of the Consolidated Financial Statements. The segment also recorded certain charges relating to the net realizable value of inventory and other charges relating to losses, which will be incurred when certain products are produced and sold. The provision we recorded for 2003 was $1.5 million.

         The Company produces goods for its customers based on a purchase order system, and in certain instances using longer term contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product's cost exceeds the selling price, a reserve is established for the expected loss on goods in inventory and customer purchase orders received by the balance sheet date. The Company has not recorded an estimate of the loss over the term of these contracts since the quantity and mix of parts is not known and the future production costs will be impacted by, among other things, changes in economic conditions and management's actions, including expected cost savings initiatives.

         The operating loss for the 2003 fiscal year reflects the loss from operations of $11.9 million and the impairment charge of $8.1 million for an operating loss of $20.0 million. The segment had operating profit in fiscal 2002 of $3.3 million, a decline year-over-year of $23.3 million.

         The Company is reviewing alternatives to improve the operating results for this segment. Alternatives being discussed include:

                  - Creating a stronger focus on European Wet Friction operations by transferring the management responsibility for this component to the Dry Friction management group, which is headquartered in Germany. Subsequent to year-end, the Company transferred the responsibility for the European Wet Friction group to the Dry Friction management group. In 2004, the results will be reported in that segment.

                  - Conducting a facilities utilization review to determine if improved performance can be obtained through consolidating certain facilities with a focus on improved overhead absorption. Additionally, the Company has identified in excess of $12.0 million of cost savings projects it will implement in 2004.

                  - Reviewing the need for separate research and development facilities and the potential to reduce costs while maintaining Raytech technological capabilities. Subsequent to year-end, the technical facility staff was reduced, and the sales staff is relocating to rented office space. The automotive OEM research and development efforts will be supported at the Crawfordsville facility. It is anticipated that the cost savings inherent in this consolidation will approximate $.5 million.

         These and other items will be explored by management in order to improve on fiscal 2003 results.

Aftermarket Segment

                                  2003             2002
                                  ----             ----
Net sales                      $  44,931        $  46,192
Gross profit                      12,725           12,993
Operating profit                   7,171            7,990

         This segment experienced a reduction in net sales of $1.3 million or 2.7% in fiscal 2003 compared to the 2002 year. The sales reduction reflects the lower demand for the Company's products due to long-lived parts in the OEM product due primarily to improved quality. In addition, the segment produces assembled kits for transmission rebuilding. Kit sales in 2003 were $1.5 million lower than the 2002 year sales.

         The gross profit declined $.3 million or 2.1% in the 2003 year compared to 2002. The gross profit percentage for 2003 of 28.3% compared to 28.1% in the 2002 year. The decrease in gross profit is due to the decrease in sales volume. The segment was able to maintain its gross profit percentage, in spite of the lower sales.

         The operating profit declined $.8 million in fiscal 2003 compared to 2002. The decrease in operating profit is due to the decrease in gross profit and a $.6 million increase in SG&A expense. The increase in SG&A expense is due to an additional provision for accounts receivable reserves.

         The segment includes APC, which is 57% owned by the Company, 40% owned by Raymark, a related party, and 3% owned by certain employees of the Company. Net sales for APC were $30.0 million in 2003 and $31.1 million in 2002. Operating profit for APC was $2.5 million in 2003 and $3.9 million in 2002. APC is consolidated in the financial results and a minority interest is recorded to reflect the minority shareholders' interest in APC. A minority interest charge is recorded for the minority's percent of income.

Dry Friction

                                  2003             2002
                                  ----             ----
Net sales                      $  44,453        $  35,244
Gross profit                      12,284            8,856
Operating profit                   3,395            2,452

         The segment reported an increase in net sales of $9.2 million or 26.1% for fiscal 2003 compared to the 2002 year. The sales increase reflects an increase in sales from the European Dry Friction component of this segment of $8.2 million and an increase of $1.0 million through the Asian component of the segment. The European increase reflects a volume increase of $2.2 million and an increase due to the impact of foreign currency translation of $6.0 million. The increase in the sales through the Asian operation are all volume related as the operation, which is in China, is not impacted by translation since the currency is fixed relative to the U.S. dollar. The sales growth reflects increased market share as the Company's technology and competitive pricing continues to provide growth in this segment.

         The gross profit improved $3.4 million or 39% in fiscal 2003 compared to the 2002 year. The gross profit percentage for fiscal 2003 of 27.6% compares to 25.1%, an increase of 2.5 percentage points. The increase both in dollars and gross margin percent reflects the strong gross profit being realized in the Asian operation of 33.3% combined with the gross profit being realized in the European operation of 23.9%. The Asian facility continues to grow as demand in China and other countries served by the facility continues to provide sales opportunities.

         The operating profit increased $.9 million or 38.5% providing an operating profit percentage of 7.6% compared to an operating profit percentage of 7.0%, an increase of .6 percentage points. This segment represents substantial growth and profitability opportunities for the Company as the product technology and production methods continue to improve.

Corporate

         The Company does not distribute the costs of operating the corporate headquarters and certain other costs, which it maintains in its corporate group. In April 2001, the date the Company emerged from the Chapter 11 proceedings, it determined that the increased property, plant and equipment value and the increase in recorded goodwill and other intangibles determined as part of the requirement of SOP 90-7 would be maintained at the corporate level. It was determined that this would provide historical comparability at the operating segment level.

         Therefore, certain charges related to the impairments, more fully described in Notes D and E of the Consolidated Financial Statements were recorded as expense in the corporate group as opposed to the operating segments.

         In reviewing the impact of the corporate group on segment results, the following should be noted:

         - The operating loss of $29.7 million recorded as corporate expenses includes the following (in millions):

Impairment charge                       $  (40.7)
Depreciation and amortization               (4.7)
Environmental cost                          (7.5)
Corporate headquarters cost                 (6.1)
Reduction of payable to PI Trust            27.7
Other income                                 1.6
                                        --------
                                        $  (29.7)
                                        ========

            Note the other income is due to the reduction in the payable to the PI

                     Trust payable due to the adjustment to deferred
            assets. See the other income discussion previous in this Management's Discussion and Analysis.

Liquidity, Capital Resources and Future Liquidity

         The Company recorded a net loss for the year ended December 28, 2003 of $66.4 million. The impact on liquidity as measured by the net cash provided by operating activities reflects a positive cash flow of $2.6 million. The impact can be summarized as follows (in millions):

Net loss                                $  (66.4)
Non-cash charges
 Depreciation and amortization              18.3
 Impairment charges                         48.8
 Other working capital                       1.9
                                        --------
 Total non-cash charges                     69.0
                                        --------
Net cash provided by
  operating activities                  $    2.6
                                        ========

         The non-cash charges relating to the impairment are detailed in Note D and

Note E to the Consolidated Financial Statements.

         Cash flows from operating activities for fiscal 2002 were $13.0 million. The decline in cash flows from operating activities year-over-year is $10.3 million. The decline in cash flow reflects the losses recorded in the business due to the poor performance of the Wet Friction segment.

         The Company's cash and cash equivalents at December 28, 2003 totaled $16.4 million compared to $20.0 million at December 29, 2002, a decrease of $3.6 million. Capital expenditures for fiscal 2003 totaled $9.0 million compared to $9.6 million for the 2002 fiscal year. In both years, the capital expenditures were comparable to planned spending amounts.

         Changes in the components of working capital for fiscal 2003 provided increased cash flow from reduced accounts receivable of $2.7 million, income tax receivable of $3.7 million and inventories $4.2 million. Other current assets, including restricted cash, required the use of cash of $2.2 million and accounts payable of $.8 million. The reduction in the payable to the PI Trust of $27.7 million represents a non-cash reduction in the liability, which is explained in
Note I to the Consolidated Financial Statements and within this Management's Discussion and Analysis.

         The total borrowings at year-end 2003 of $22.4 million compares to total borrowings of $19.4 million at year-end 2002, an increase of $3.0 million period- over-period. The available lines of credit at December 28, 2003 of $10.6 million compares to $8.8 million at year-end 2002, an increase in availability of $1.8 million. Full details of the Company's debt are contained in Note F - Debt to the Consolidated Financial Statements. In addition, refer to Note N - Commitments to the Consolidated Financial Statements for disclosure of future obligations and commitments.

         In connection with the recorded loss of $66.4 million, the Company requested and obtained a waiver of the material adverse change clauses contained in the domestic bank agreements.

         In summary of the above, the cash and available lines of credit at December 28, 2003 were $27.0 million compared to $28.8 million at year-end 2002, a decrease in cash and available lines of credit of $1.8 million.

         Items which will potentially require cash payments in 2004 other than normal operating expenses include the following.

         - The Company has recorded an accrued liability of $6.2 million for certain environmental matters more fully discussed in this section of the Form 10-K and in Note G to the Consolidated Financial Statements. It is not certain at this time when these funds will be expended. There exists the potential that all or a portion of the funds will be spent in 2004.

         - The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note M to the Consolidated Financial Statements are under funded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions for prior year funding deficiencies. The expected funding for the plans in 2004 will be approximately $4.4 million. The funding in fiscal 2003 was $6.9 million.

         - Certain tax issues are discussed in Note I to the Consolidated Financial Statements, which provides detail concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

         Management believes that existing cash balances, the Company's lending facilities and cash flow from operations during 2004 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments. However, the ability of the Company to utilize its lending facilities is dependent on the Company's ability to meet its financial forecasts for 2004, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include certain revenue assumptions generally consistent with the prior year for the Wet Friction (on a comparable basis) and Aftermarket segments and modest growth in the Dry Friction segment, as well as certain cost-saving initiatives. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company's indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, enact certain actions to generate cash and/or to seek additional alternative financing from other lenders.

Contractual Obligations

         Securities and Exchange Commission regulations require that we present our contractual obligations, and we have done so in the table that follows. However, our future cash flow prospects cannot reasonably be assessed based on such obligations. The most significant factor affecting our future cash flows is our ability to earn and collect cash from customers. Future cash outflows, whether they are contractual obligations or not, will vary based on our future needs. While some such outflows are completely fixed (for example, commitments to repay principal and interest on fixed-rate borrowings) most depend on future events (for example, supply agreements to purchase commodity raw materials at quantities to be determined in the future at then-market prices). Further, normal operations involve significant expenditures that are not based on "commitments," for example, expenditures for income taxes or for payroll. Currently, certain sales agreements exist that will result in losses due to the cost of production exceeding the agreed upon selling price. See the Wet Friction segment discussion for the impact on financial results of these sales agreements.

         As defined by reporting regulations, our consolidated contractual obligations as of December 28, 2003, follow:

                                       Less Than      1-3      3-5     More Than
                               Total     1 Year      Years    Years     5 Years
                               -----   ---------     -----    -----    ---------
                                                (in thousands)
Long-term debt (a)            $22,125   $ 7,934    $ 6,060   $7,429     $  702
Capital lease obligations (b)     321       158        161        2          -
Operating leases (c)            4,455       886      1,204      525      1,840
Purchase obligations (d)            -         -          -        -          -
Other liabilities (e)
    Pension (f)                 5,190     5,190          -        -          -
    Postretirement (g)            613       613          -        -          -
    Environmental (h)           6,174         -      6,174        -          -
                              -------  --------    -------   ------     ------
Total                         $38,878  $ 14,781    $13,599   $7,956     $2,542
                              =======  ========    =======   ======     ======

(a)  Bank debt, see Note F to the Consolidated Financial Statements.

(b) Capital lease obligations - see Note F to the Consolidated Financial Statements.

(c) Future minimum lease payments under operating leases, principally for office and warehouse space.

(d) The Company does not have any material purchase obligations. Contracts for the purchase of materials are binding with regard to price but not quantity.

(e) Because their future outflows are uncertain, the following non-current liabilities are excluded from the table above: pension obligation, postretirement benefits, deferred income taxes and the deferred payable to the PI Trust.

(f) Represents the Company's estimated 2004 contribution to fund its pension plans. The pension plans are described in Note M of the Consolidated Financial Statements. The Company has not presented pension contribution amounts for the periods beyond 2004 because they cannot be accurately estimated at this time. The Company's long-term pension obligation at December 28, 2003 is $13.5 million.

(g) Represents the current portion of the Company's postretirement obligation. The postretirement plan is described in Note M to the Consolidated Financial Statements. The Company has not presented the long-term portion of its post retirement obligation, $15.1 million at December 28, 2003. The timing of these payments cannot be accurately estimated.

(h) Represents the Company's current estimate of costs to satisfy potential environmental fines, studies and remediation.

Off Balance Sheet Arrangements

         The Company has no off balance sheet arrangements.

Financial Risks

         The company maintains lines of credit with United States and foreign banks, as well as other creditors detailed in Note F in the consolidated financial statements. The company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

         The company effectively manages its accounts receivable as evidenced by the average days sales in trade receivables of 43 days. This allows for minimum borrowings in supporting inventory and trade receivables. Management does not anticipate a significant change in fiscal policy in any of its borrowing markets in 2004 given current economic conditions. Further, the company can reduce the short-term impact of interest rate fluctuation through deferral of capital.

Investment Should the Need Arise.

         The Company maintains borrowings in both fixed rate and variable rate debt instruments. The fixed rate debt at year-end 2003 of $6.4 million had rates of interest that ranged from 2.5% to 6.2%. The variable rate debt at year-end 2003 of $15.7 million had rates of interest that ranged from 2.7% to 4.8%. The variable debt reprices either at prime rate or the eurodollar rate. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure in the short- term, which could be created by increases in rates is not considered significant by management.

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

Recently Issued Accounting Pronouncements

         In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Statement rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of the related income tax effect. SFAS No. 145 also amends SFAS 13 to require that certain lease modifications having economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has adopted the provisions of SFAS No. 145 and has restated prior periods to classify gains on the extinguishment of debt as extraordinary only when in accordance with APB Opinion No. 30.

         In December 2003, FASB revised and reissued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." The interpretation requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements by the primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among the owners and other parties involved. The provisions of FIN No. 46 must be applied no later than as of the end of the first reporting period ending after March 15, 2004. Management has determined that the adoption of FIN No. 46 will have no significant impact on the Company's consolidated financial statements.

         In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 Accounting for Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with all provisions applied prospectively. The Company has determined that the statement is not currently applicable to the Company. The Company will evaluate contracts entered or modified in the future and record them in accordance with the provisions of SFAS No. 149.

         In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." This Statement establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003 for mandatorily redeemable financial instruments issued by non-public companies; however, the effective date is for fiscal periods beginning after December 15, 2004. The Company currently does not have financial instruments with the characteristics described in the standard. The Company will record financial instruments entered into or modified in future periods in accordance with the provisions of SFAS No. 150.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises disclosures about pension plans and other postretirement benefit plans. This Statement is effective for financial statements with fiscal years ended after December 15, 2003. The Company has adopted the additional disclosure requirements of this Statement. The additional disclosures are presented in Note M of the Consolidated Financial Statements.

Successor Company Discussion and Analysis for the Thirty-Nine-Week Period Ended December 29, 2002 Compared to the Thirty-Nine-Week Period Ended
December 30, 2001

         In developing a comparative analysis for the thirty-nine-week periods ended December 29, 2002 and December 30, 2001, the following table sets forth the quantitative information for the two periods.

                                                             (in thousands)
                                                            Successor Company
                                                      Thirty-Nine Week Period Ended
                                                 ---------------------------------------
                                                 December 29, 2002     December 30, 2001
                                                 -----------------     -----------------
Sales                                                $ 157,157             $ 146,050
Cost of sales                                         (130,911)             (124,590)
                                                     ---------             ---------
Gross profit                                            26,246                21,460
SG&A                                                   (24,737)              (24,782)
Other operating income                                       -                    31
                                                     ---------             ---------
Operating profit (loss)                                  1,509                (3,291)
Interest expense                                          (626)                 (873)
Reorganization items                                         -                  (784)
Gain on settlement of liabilities                            -                 1,548
Other                                                       (2)                  598
Provision for environmental and other claims            (5,400)               (5,860)
                                                     ---------             ---------
Loss before income taxes and minority interest          (4,519)               (8,662)
Income tax benefit                                       1,007                 3,970
                                                     ---------             ---------
Loss before minority interest                           (3,512)               (4,692)
Minority interest                                         (643)                 (885)
                                                     ---------             ---------
Net loss                                             $  (4,155)            $  (5,577)
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

Gross Profit

         The gross profit for the thirty-nine-week period ended December 29, 2002 of $26.2 million compares to the gross profit of $21.5 million for the same period in the prior year, an increase of $4.7 million or 22%. Gross profit as a percent of sales for the 2002 period is 16.7% compared to 14.7% for the same thirty-nine-week period in 2001, an increase of 2.0 percentage points. The gross profit in the 2001 period was reduced by $5.9 million due to a step up in inventory value to fair value at April 2, 2001, which was an effect of the application of fresh-start accounting. The gross profit comparative period-to-period, taking into consideration the inventory adjustment, shows a margin decline of 2.0%. This decline is due substantially to certain startup costs associated with a new product line in the Wet Friction segment.

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

Provision for Environmental Remediation

         The Company recorded, in the thirty-nine-week period ended December 29, 2002, a charge of $5.4 million for the completion of the remediation project related to the Crawfordsville, Indiana, manufacturing facility. The accrued liability for the completion of this project at fiscal 2002 year-end is $7.0 million. The historical and legal discussion of this project is contained in Note E to the Notes to the Consolidated Financial Statements. This remediation project, which is the subject of a unilateral administrative order of the U.S. Environmental Protection Agency, requires the removal of polychlorinated biphenyls (PCB's), which were found in a drainage ditch near the Indiana facility. The remediation project consists of three separate segments of the ditch. The first segment was completed in the summer of 2002. The second segment was started in the fall of 2002 and completed in February 2003. The work on the final segment is expected to begin in the spring of 2003 and be completed by the fall of 2003. The completion of the third segment will fulfill the Company's obligation under the U.S. EPA Order. In addition to the current year charge of $5.4 million, the Company recorded a charge for remediation of $5.9 million in 2001 and $3.0 million in 2000. The Company is currently pursuing legal remedies against various parties to recover the cost of the remediation. These legal actions are discussed in the litigation section of this document.

Income Tax (Provision) Benefit

         For tax reporting purposes, the Company's emergence from bankruptcy did not create a new tax reporting entity. Accordingly, the adjustments to adopt fresh- start accounting are not applicable for the Company's tax reporting. Therefore, with the exception of goodwill, these adjustments have created new deferred tax items.

         The effective tax rate for the thirty-nine-week period ended December 29, 2002 was a 22.3% benefit compared to a 45.8% benefit in the same period in the prior year.

         The effective tax rate for the year ended December 29, 2002 was 5.0% compared to 2.3% for the year ended December 30, 2001. In calculating the effective tax rate, the distinction between Successor Company and Predecessor Company is not relevant as explained above; therefore, the taxable income for book purposes in 2001 was $7.2 billion. The income tax provision for the current year is $.08 million on a pretax loss of $1.7 million.

         The Company's effective tax rate differs from the federal statutory benefit of 35% due primarily to the effect of providing for certain state taxes and the effect of an increase in the tax benefits payable to the PI Trust.

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

Gain on Settlement of Debt

         A note payable to the former AFM principal dated April 1998 was settled in October 2001. The settlement agreement required a payment of $3.1 million. Prior to the settlement, the Company had a note payable of $3.0 million and accrued interest of $1.6 million recorded. The Company has recorded a gain on the settlement of this debt in the fourth quarter of 2001 in the amount of $1.5 million, which was comprised substantially of accrued interest.

Business Segment and Geographic Area Results

         The following discussion of operating results by industry segment and geographic area related to information contained in Note H in the Consolidated Financial Statements. Operating profit is income before income taxes, minority interest, provision for asbestos litigation, provision for environmental claims and extraordinary items.

                                (in thousands)
                         Thirty-Nine-Week Period Ended
                    ---------------------------------------
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
                        =========             =========

Wet Friction Segment

         The Wet Friction segment recorded sales of $103.6 million for the thirty- nine-week period ended December 29, 2002 compared to $95.5 million for the same period in the prior year, an increase of $8.1 million or 8.5%. The increase was due to increased sales to the automotive OEM component of the Wet Friction segment. The increased sales were substantially the result of acquiring additional business with General Motors, which provided additional sales of $6.0 million, and a stronger automotive production environment in the thirty-nine-week period in 2002, which contributed additional sales of $3.3 million, compared to the automotive market in the same period in 2001. Sales growth in the automotive OEM component was offset by a decline in sales of $1.2 million in the heavy duty component of this segment due to the slow economy in construction and mining and strong competition.

         The operating profit for the thirty-nine-week period ended December 29, 2002 of $1.8 million compares to the operating profit of $3.4 million for the same period in the prior year. The reduced operating profit is the result of startup costs associated with the expanded automotive OEM business acquired in 2002.

Aftermarket Segment

         The Aftermarket segment recorded sales of $33.7 million for the thirty-nine-week period ended December 29, 2002 compared to $34.4 million for the same period in the prior year, a decrease of $.7 million or 2.0%. Operating profit for this thirty-nine-week period of $5.4 million compares to $6.0 million for the same period in the prior year, a decrease of $.6 million, a reduction of 10.0%. The reduced operating profit is attributable to the lower sales period-over- period and increased SG&A expenses.

Dry Friction Segment

         The Dry Friction segment recorded sales of $27.1 million for the thirty- nine-week period ended December 29, 2002 compared to $22.1 million for the same period in the prior year, an increase of $5.0 million or 22.6%. The sales increase was due to improved sales through the production facility in China, which accounted for a substantial portion of the sales growth. Sales through the production facility in Germany measured in the euro, which is the functional currency, were EUR21.6 million compared to EUR20.5 million in the same period in the prior year. The operating profits for the Dry Friction segment for the thirty-nine-week period of $.9 million compares to operating profit of $.6 million in the same period in the prior year, an increase of $.3 million. Operating profit measured in euros for the German operation was EUR.7 million compared to EUR.8 million in 2001. The increased profit is attributable to the growth in China.

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

Operating Profits

         The following discussion of operating profits by industry segment relates to information contained in Note H - Segment Reporting to the Consolidated Financial Statements. Operating profit is income before provision for asbestos litigation, provision for environmental and other claims, income taxes, minority interest.

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

Income Taxes

         The effective tax rate for the thirteen-week period ended March 31, 2002 is 38.5% compared to an effective rate of 2.3% for the same period in the prior year. The rate for the current period reflects a statutory federal rate adjusted for state and foreign taxes. The rate differs from the 2001 rate by
36.2 percentage points caused primarily by certain adjustments in the prior period related to the bankruptcy process.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         See Item 7.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements:

                                                                       Page No.
                                                                       --------
Consolidated Balance Sheets at
December 28, 2003 and December 29, 2002
(Successor Company)                                                        42

Consolidated Statements of Operations for the years ended
December 28, 2003, December 29, 2002, for the period April 3,
2001 to December 30, 2001 (Successor Company), and for the
period January 1, 2001 to April 2, 2001
(Predecessor Company)                                                      43

Consolidated Statements of Cash Flows for the years ended
December 28, 2003, December 29, 2002, for the period April 3,
2001 to December 30, 2001 (Successor Company), and for the
period January 1, 2001 to April 2, 2001
(Predecessor Company)                                                      44

Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 28, 2003, December 29, 2002, for the period April 3, 2001 to December 30, 2001 (Successor Company),
and for the period January 1,
2001 to April 2, 2001 (Predecessor Company)                                45

Notes to Consolidated Financial Statements                              46-95

Report of Independent Auditors                                             96

RAYTECH CORPORATION
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

                                                                 December 28,          December 29,
               At Fiscal Year Ended                                  2003                   2002
---------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                      $     16,413          $     19,983
  Restricted cash                                                       4,872                 2,027
  Trade accounts receivable, less allowance
    of $1,250 for 2003 and $824 for 2002                               24,739                26,640
  Inventories, net                                                     30,877                34,057
  Income tax receivable                                                 1,085                 4,793
  Other current assets                                                  5,770                 5,078
                                                                 ------------          ------------
      Total current assets                                             83,756                92,578
                                                                 ------------          ------------

Property, plant and equipment                                         126,059               131,378
  Less accumulated depreciation                                       (36,824)              (25,257)
                                                                 ------------          ------------
      Net property, plant and equipment                                89,235               106,121
                                                                 ------------          ------------
Goodwill, net                                                           5,912                34,767
Other intangible assets, net                                           24,652                35,795
Deferred income taxes                                                       -                21,906
Other assets                                                            2,469                 3,054
                                                                 ------------          ------------
Total assets                                                     $    206,024          $    294,221
                                                                 ============          ============

LIABILITIES
Current liabilities
  Notes payable and current portion of long-term debt            $      8,092          $     15,091
  Current portion of pension obligation                                 5,190                 8,030
  Accounts payable                                                     14,609                15,089
  Accrued liabilities                                                  26,636                26,258
  Payable to the PI Trust                                               3,815                 4,793
                                                                 ------------          ------------
      Total current liabilities                                        58,342                69,261
                                                                 ------------          ------------

Long-term debt                                                         14,354                 4,293
Pension obligation                                                     13,453                12,815
Postretirement benefits other than pension                             15,103                13,800
Deferred payable to the PI Trust                                       11,887                42,356
Deferred income taxes                                                   6,881                     -
Other long-term liabilities                                               706                   827
                                                                 ------------          ------------
Total liabilities                                                     120,726               143,352
                                                                 ------------          ------------
Minority interest                                                       9,388                 8,759

Commitments and contingencies

SHAREHOLDERS' EQUITY
Capital stock
  Cumulative preferred stock, no par value
    5,000,000 shares authorized, none issued and
    outstanding                                                             -                     -
  Common stock, par value $1.00, 50,000,000 shares
    authorized, 41,737,306 and 41,701,554 issued and
    outstanding for 2003 and 2002, respectively                        41,737                41,701
Additional paid in capital                                            117,574               117,458
Accumulated deficit                                                   (74,845)               (8,402)
Accumulated other comprehensive loss                                   (8,556)               (8,647)
                                                                 ------------          ------------

      Total shareholders' equity                                       75,910               142,110
                                                                 ------------          ------------
Total liabilities and shareholders' equity                       $    206,024          $    294,221
                                                                 ============          ============

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                            Successor Company                        Predecessor Company
                                        ---------------------------------------------------------    -------------------
                                               For the Year Ended
                                        ----------------------------------        For the Period     For the Period
                                        December 28,          December 29,        Apr. 3, 2001 to       January 1, 2001
        Fiscal Year                         2003                  2002             Dec. 30, 2001        to April 2, 2001
------------------------------------------------------------------------------------------------------------------------
Net sales                               $   205,865           $   209,866           $   146,050           $    55,205
Cost of sales                              (179,739)             (173,095)             (124,590)              (43,811)
                                        -----------           -----------           -----------           -----------

  Gross profit                               26,126                36,771                21,460                11,394

Selling, general and
  administrative expenses                   (34,795)              (32,331)              (24,782)               (7,742)
Impairment charge
  Goodwill                                  (28,855)                    -                     -                     -
  Other intangible assets                    (8,915)                    -                     -                     -
  Long-lived tangible assets                (11,034)                    -                     -                     -
Other operating income, net                       -                     -                    31                     -
                                        -----------           -----------           -----------           -----------

  Operating (loss) profit                   (57,473)                4,440                (3,291)                3,652

Currency transaction (loss)
  gain                                          (32)                 (352)                  194                    55
Interest expense - Raymark                        -                     -                     -                   (70)
Interest expense                             (1,061)                 (903)                 (873)                 (374)
Reorganization items                              -                     -                  (784)            7,158,896
Gain on settlement of debt                        -                     -                 1,548                     -
Other income, net                            26,759                   529                   404                   235
                                        -----------           -----------           -----------           -----------

Loss (income) before provision
  for environmental claims,
  income taxes and minority
  interest                                  (31,807)                3,714                (2,802)            7,162,394
Provision for environmental
  claims                                     (7,262)               (5,400)               (5,860)                    -
                                        -----------           -----------           -----------           -----------

(Loss) income before income
  taxes and minority interest               (39,069)               (1,686)               (8,662)            7,162,394
Income tax (provision) benefit              (26,745)                  (84)                3,970              (166,823)
                                        -----------           -----------           -----------           -----------
(Loss) income before minority
  interest                                  (65,814)               (1,770)               (4,692)            6,995,571
Minority interest                              (629)               (1,055)                 (885)                 (314)
                                        -----------           -----------           -----------           -----------

Net (loss) income                       $   (66,443)          $    (2,825)          $    (5,577)          $ 6,995,257
                                        ===========           ===========           ===========           ===========

Basic (loss) earnings
  per share                             $     (1.59)          $      (.07)          $      (.13)          $  1,778.88
                                        ===========           ===========           ===========           ===========

Diluted (loss) earnings
 per share                              $     (1.59)          $      (.07)          $      (.13)          $  1,772.62
                                        ===========           ===========           ===========           ===========

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                   Successor Company                       Predecessor Company
                                               ---------------------------------------------------------   -------------------
                                                       For the Year Ended
                                               ----------------------------------        For the Period         For the Period
                                               December 28,          December 29,        Apr. 3, 2001 to       January 1, 2001
             Fiscal Year                           2003                  2002             Dec. 30, 2001        to April 2, 2001
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                             $   (66,443)          $    (2,825)          $    (5,577)          $ 6,995,257
   Adjustments to reconcile net
     (loss) income to net cash
     provided by (used in) operations:
   Deferred income tax provision (benefit)          27,701                (2,068)               (6,214)              165,354
   Inventory fair value adjustments                      -                     -                 5,923                     -
   Depreciation and amortization                    18,335                17,171                12,253                 3,382
   Impairment charge - goodwill                     28,855                     -                     -                     -
   Impairment charge - other intangibles             8,915                     -                     -                     -
   Impairment charge - long-lived
     tangible assets                                11,034                     -                     -                     -
   Reduction of payable to PI Trust                (27,743)                    -                     -                     -
   Reorganization items, fresh-start
     adjustments                                         -                     -                     -            (7,158,896)
   Gain on settlement of debt                            -                     -                (1,548)                    -
   Income applicable to minority
     interest                                          629                 1,055                   885                   314
   Loss on sale of fixed assets, net                 1,443                    91                   133                     6
   Other non-cash items                               (355)                  267                   596                   441
   Changes in operating assets
     and liabilities:
        Restricted cash                             (2,845)                3,369                (4,363)                   73
        Trade accounts receivable                    2,680                (3,218)                6,598                (5,097)
        Inventories                                  4,160                (1,720)                1,119                   383
        Income tax receivable                        3,708                33,084                     -                     -
        Other current assets                           601                    92                 1,963                (1,412)
        Other assets                                   397                (1,362)                  189                  (234)
        Accounts payable                              (823)                1,524                  (404)                1,088
        Accrued liabilities                         (1,600)                5,428                 3,154                (3,474)
        Payable to the PI Trust                     (3,704)              (32,487)                    -                     -
      Other long-term liabilities                   (2,301)               (5,444)                1,967                   342
                                               -----------           -----------           -----------           -----------
     Net cash provided by (used in)
       operating activities                          2,644                12,957                16,674                (2,473)
                                               -----------           -----------           -----------           -----------

Cash flows from investing activities:
  Capital expenditures                              (8,968)               (9,648)               (7,488)               (2,717)
  Proceeds on sales of property, plant
   and equipment                                       123                   125                   131                    10
                                               -----------           -----------           -----------           -----------

     Net cash used in investing
       activities:                                  (8,845)               (9,523)               (7,357)               (2,707)
                                               -----------           -----------           -----------           -----------

Cash flows from financing activities:
  Net (payments) borrowings (on)
    from short-term notes                           (6,749)                2,579                (2,710)                2,113
  Proceeds from long-term borrowings                11,709                   240                   105                    32
  Principal payments on long-term debt              (2,902)               (1,547)               (1,153)                 (482)
  Payments on borrowings from Raymark                    -                     -                     -                  (703)
  Cash overdrafts                                        -                     -                     -                  (371)
  Exercise of stock options                            152                   540                    19                     -
                                               -----------           -----------           -----------           -----------

     Net cash provided by (used in)
       financing activities                          2,210                 1,812                (3,739)                  589
                                               -----------           -----------           -----------           -----------

Effect of exchange rate changes on cash                421                   274                    14                   (78)

Net change in cash and cash equivalents             (3,570)                5,520                 5,592                (4,669)
Cash and cash equivalents at beginning
   of period                                        19,983                14,463                 8,871                13,540
                                               -----------           -----------           -----------           -----------

Cash and cash equivalents at end
   of period                                   $    16,413           $    19,983           $    14,463           $     8,871
                                               ===========           ===========           ===========           ===========

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (in thousands, except shares)

                                                          (Accumulated      Accumulated       Treasury
                                           Additional       Deficit)           Other        Stock at Cost
                               Common        Paid in       Retained        Comprehensive    (2,132,059
                               Stock         Capital       Earnings        (Loss) Income       Shares)           Total
-------------------------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY:

Balance,
 December 31, 2000          $     5,651    $    70,631    $(7,049,641)      $    (1,218)    $      (4,561)    $(6,979,138)

Comprehensive income:
  Net income                                                6,995,257                                           6,995,257
  Changes during
   the period                                                                      (284)                             (284)
                            -----------    -----------    -----------       -----------     -------------     -----------
Total comprehensive
  income                                                    6,995,257              (284)                        6,994,973
Reorganization                   35,870         46,200         54,384             1,502             4,561         142,517
                            -----------    -----------    -----------       -----------     -------------     -----------

Balance,
 April 2, 2001              $    41,521    $   116,831    $         -       $         -     $           -     $   158,352
                            ===========    ===========    ===========       ===========     =============     ===========

SUCCESSOR COMPANY:

Balance
 April 2, 2001              $    41,521    $   116,831    $         -       $         -     $           -     $   158,352

Comprehensive loss:
  Net loss                                                     (5,577)                                             (5,577)
  Changes during
   the period                                                                    (8,711)                           (8,711)
                            -----------    -----------    -----------       -----------     -------------     -----------

Total comprehensive
  loss                                                         (5,577)           (8,711)                          (14,288)
Stock options exercised
  (6,596 shares)                      7             12                                                                 19
                            -----------    -----------    -----------       -----------     -------------     -----------

Balance,
 December 30, 2001               41,528       $116,843         (5,577)           (8,711)               -          144,083

Comprehensive loss:
  Net loss                                                     (2,825)                                             (2,825)
  Changes during
   the year                                                                          64                                64
                            -----------    -----------    -----------       -----------     -------------     -----------

Total comprehensive
  loss                                                         (2,825)               64                            (2,761)
Stock options exercised
  (173,034 shares)                  173            367                                                                540
Tax benefits associated
  with stock options                               248                                                                248
                            -----------    -----------    -----------       -----------     -------------     -----------
Balance,
  December 29, 2002              41,701       $117,458         (8,402)           (8,647)               -          142,110

Comprehensive loss:
  Net loss                                                    (66,443)                                            (66,443)
  Changes during
   the year                                                                          91                                91
                            -----------    -----------    -----------       -----------     -------------     -----------

Total comprehensive
  loss                                                        (66,443)               91                           (66,352)
Stock options exercised
  (35,752 shares)                    36            116                                                                152
                            -----------    -----------    -----------       -----------     -------------     -----------
Balance,
  December 28, 2003         $    41,737    $   117,574    $   (74,845)      $    (8,556)    $          -      $    75,910
                            ===========    ===========    ===========       ===========     =============     ===========

The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (dollars in thousands, unless otherwise noted, except per share data)

Introduction

         Raytech Corporation ("Raytech" or the "Company")manufactures and distributes engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company's operations are categorized into three business segments: Wet Friction, Dry Friction and Aftermarket. These segments are more fully described in Note H - Segment Reporting. Demand for the Company's product is derived primarily from the automotive original equipment markets for both manual and automatic transmissions, the original equipment markets for agriculture, construction and mining equipment and the aftermarket for primarily automatic transmission products. All of these markets are highly competitive and can be highly influenced by prevailing economic conditions.

         The Company emerged from bankruptcy in April 2001, see "Bankruptcy and Fresh-Start Accounting" in Note A - Summary of Significant Accounting Policies. Upon emergence from bankruptcy in 2001, the Company was held liable for the maintenance and funding of the underfunded pension obligations of Raymark Corporation ("Raymark"). The Company, based on the court's order, has assumed the role of plan sponsor for the Raymark plans. As a condition of the reorganization plan all tax benefits received by the Company as a result of the reorganization inure to the benefit of the Raytech Personal Injury Trust ("PI Trust").

Note A - Summary of Significant Accounting Policies

         The Company's accounting policies are detailed below. The consolidated financial statements include the accounts of Raytech Corporation and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The investment by third parties in Allomatic Products Company ("APC") is accounted for as minority interest in the consolidated financial statements. There are no unconsolidated entities. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent assets and liabilities and the reported revenue and expenses made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include inventory, receivable and environmental reserves; depreciable lives of property, plant and equipment and intangible assets; the accruals for pension and other postretirement and postemployment benefits; the recoverable value of deferred tax assets and the carrying value of goodwill and other intangible assets.

     - Significant areas involving management's judgment are described below. Pension benefits and welfare benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments, significant estimates are required to calculate pension and welfare benefit expenses and liabilities related to the Company's plans. The Company utilizes the services of independent actuaries, whose models are used to facilitate

Note A, continued

         these calculations. Several key assumptions are used in actuarial models to calculate pension expense and welfare benefit expense and liability amounts recorded in the financial statements. Management believes the three most significant variables in the pension models are the expected long-term rate of return on plan assets, the discount rate, and the expected rate of compensation increase. Management believes the most significant assumption in the welfare benefit model is the healthcare cost trend rate. The actuarial models also use assumptions for various other factors, including employee turnover, retirement age, and mortality. Company management believes the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

         The Company provides certain warranties relating to the quality and performance of its products. The primary product of the Company, friction plates, is used in manual and automatic transmissions, transfer cases and wet wheel brake systems for heavy duty equipment. The Company maintains product liability insurance that covers personal injuries and property damage alleged to have been caused by defective products. The Company also has insurance to cover the costs of product recalls arising from its German and Chinese operations. However, the Company currently carries only limited insurance for product recall costs in the United States, and none in the U.K., as management believes such insurance to be cost prohibitive given the Company's warranty experience. Warranty claims have historically not been significant due to the quality of the Company's products and the impact of other potential parts interactions in these systems, which may contribute to the root cause of any system failure. The costs in 2003 for product warranty support have been de minimis. Some sales contracts with customers provide that the Company will indemnify the customer and its affiliates against certain specified patent, copyright and trade secret infringement claims of third parties that are based on the use or sale of the Company components. There have been no significant claims to date.

         The assessment of the amount of the Company's deferred tax assets, which will be realizable, requires the use of significant judgments and estimates. In making its assessment, the Company evaluates all relevant evidence, including current industry dynamics within which the Company operates, to determine if it would be able to realize all or a part of its deferred tax assets in the future. Should the Company determine that it would not be able to realize certain of its deferred tax assets, a valuation allowance would be recorded in the period such a determination is made.

         Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated or if an amount is likely to fall within a range and no amount within the range can be determined to be the better estimate, the minimum amount of the range is recorded. Environmental remediation obligations are not recorded on a discounted basis. Revenues from insurance carriers relating to environmental matters are not recorded

Note A, continued

         until it is probable that such recoveries will be realized.

         At December 28, 2003, the Company had goodwill and other intangibles of $30.6 million, which were recorded as a result of the fresh-start accounting process in 2001. Management reviews goodwill and indefinite lived intangibles for impairment annually or when events or circumstances indicate that its value may have declined. In order to evaluate the impairment assumptions the Company develops a set of financial projections. Based on these financial projections, the Company, with the assistance of a financial adviser, using various valuation methods, the Company determines whether an impairment charge is required to reduce goodwill and other intangible assets to its estimated fair value. In the case of long-lived tangible assets, if the undiscounted cash flows related to the long-lived assets are less than the assets' carrying value, a similar impairment charge would be recorded. Management believes that the assumptions made to evaluate the impairment of goodwill and other intangibles are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could result in impairment charges in future periods that may be material.

-        Fiscal Year

         The Company's fiscal year is a 52-53-week period ending on the Sunday closest to December 31st. All three years presented included 52 weeks.

-        Cash Equivalents

         Cash equivalents are recorded at cost, which approximates fair value and consist of certificates of deposit with maturities of three months or less when purchased.

-        Inventories

         Inventories are stated at the lower of cost or market with cost determined primarily by using the first in, first out ("FIFO") method. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase and production of inventories.

-        Property, Plant and Equipment

         Upon emergence from bankruptcy, property, plant and equipment was recorded on April 2, 2001 based on their fair values determined by independent appraisals. Additions subsequent to April 2, 2001 have been recorded at cost. Depreciation is based on the estimated service life of the related asset and is provided using the straight line method. Maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Interest is capitalized on major capital expenditures during the period of construction and to the date such asset is placed in service. Upon disposal of property, plant and equipment, the appropriate accounts are reduced by the related costs and accumulated depreciation. The resulting gains or losses are reflected in the Consolidated Statements of Operations.

         Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future cash

Note A, continued

         flows produced by an asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if an impairment exists pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. See Note D for a description of impairment charges recognized during the fourth quarter of 2003.

-        Intangible Assets

         Intangible assets consist primarily of goodwill, trademarks, unpatented technology and distribution base. Effective with the period beginning April 3, 2001, the Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this standard, goodwill and trademarks have been classified as indefinite-lived assets no longer subject to amortization. Prior to the adoption of SFAS No. 142 in fiscal 2001, intangible assets with an indefinite life were amortized on a straight-line basis over a period of not more than 40 years. Unpatented technology and distribution base are classified as definite-lived assets and are being amortized on a straight line basis with estimated lives ranging from 6 to 20 years. Indefinite-lived Intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying amount may be impaired. The unpatented technology and distribution base are reviewed for improvement whenever events or circumstances indicate that their carrying value may not be recoverable. Impairment testing is done at the reporting unit level for goodwill. Reporting units are one level below the business segment level but can be combined when reporting units within the same segment have similar economic characteristics. An goodwill impairment loss would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of the reporting unit is determined using a future undiscounted cash flow analysis. See Note E - Goodwill and Other Intangible Assets for a description of impairment charges recognized during the fourth quarter of 2003.

-        Income Taxes

         The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

         The Company has not provided for deferred U.S. taxes on the undistributed earnings of its foreign subsidiaries since a taxable distribution of those earnings is not anticipated. In addition, deferred U.S. income taxes have not been provided on the cumulative translation adjustment component of accumulated other comprehensive loss in shareholders' equity due to management's decision to permanently reinvest those earnings. Further, the Company has not provided for deferred U.S. taxes on the undistributed earnings of APC, its majority-owned subsidiary, since management expects

Note A, continued

         that these earnings will be distributed to the Company in a tax-free transaction.

         Pursuant to the Tax Benefits Assignment and Assumption Agreement, all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received.

-        Earnings Per Share

         Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares during the year.

-        Translation of Foreign Currencies

         The local currency is the functional currency for the Company's foreign subsidiaries. The financial statements of foreign subsidiaries are translated to U.S. dollars using the period-end exchange rate for assets and liabilities, historical exchange rates for elements of stockholders' equity and an average exchange rate for each period for revenues and expenses. The effects of translating the Company's foreign subsidiaries' financial statements are recorded as a component of accumulated other comprehensive loss in shareholders' equity. Gains and losses on intercompany foreign currency transactions that are of a long-term investment nature are reported as translation adjustments as a component of accumulated other comprehensive loss in shareholders' equity.

-        Revenue Recognition

         Revenue from the sale of the Company's products is recognized upon shipment to the customer when title and risk of loss has transferred. Substantially all of the Company's revenues are derived from fixed price purchase orders. Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized. The Company establishes an allowance for doubtful accounts based on historical experience and believes that collections of revenues, net of the allowance for doubtful accounts, is reasonably assured.

         The Company produces goods for its customers based on a purchase order system, and in certain instances using longer term contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product's cost exceeds the selling price, a reserve is established for the expected loss on goods in inventory and customer purchase orders received by the balance sheet date. The Company has not recorded an estimate of the loss over the term of these contracts since the quantity and mix of parts is not known and that future production costs will be impacted by, among other things, changes in economic conditions and management's actions, including expected cost savings initiatives.

Note A, continued

         the minimum amount of the range is recorded. Environmental remediation obligations are not recorded on a discounted basis. Revenues from insurance carriers relating to environmental matters are not recorded until it is probable that such recoveries will be realized.

-        Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock options granted at fair market value. Had compensation costs of stock options been determined under a fair value alternative method as stated in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company would have been required to record the fair value for such options and employees' purchase rights, and record such amount in the consolidated financial statements as compensation expense. Pro forma stock-based employee compensation costs, net (loss) income and (loss) earnings per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below.

                                                  Successor Company                  Predecessor Company
                                      --------------------------------------------   -------------------
                                          For the Year Ended
                                      --------------------------   For the Period       For the Period
                                      December 28,  December 29,   Apr. 3, 2001 to     January 1, 2001
                                          2003          2002        Dec. 30, 2001      to April 2, 2001
                                      ------------  ------------   ---------------     ----------------
                                               (dollars in thousands, except per share data)
Net (loss) income:
  As reported                          $ (66,443)    $  (2,825)       $ (5,577)           $6,995,257
  Deduct: Total stock-based employee
  Compensation expense determined
    under fair value based method
    for all awards, net of related
    tax effects                           (2,424)            -               -                     -
                                       ---------     ---------        --------            ----------
  Pro forma                            $ (68,867)    $  (2,825)       $ (5,577)           $6,995,257
                                       =========     =========        ========            ==========

Basic (loss) earnings per share:
  As reported                          $   (1.59)    $    (.07)       $   (.13)           $ 1,778.88
  Pro forma                            $   (1.65)    $    (.07)       $   (.13)           $ 1,778.88
Diluted (loss) earnings per share:
  As reported                          $   (1.59)    $    (.07)       $   (.13)           $ 1,772.62
  Pro forma                            $   (1.65)    $    (.07)       $   (.13)           $ 1,772.62

         During the first quarter of fiscal 2003, the Company granted options for 1,601,000 shares of common stock with an exercise price of $5.70 per share. The fair value of these options was estimated at $3.22 per common share on the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected volatility of 56.7%, dividend yield of 0.00%, risk free interest rate of 3.60% and an expected life of the options of six years. During the second quarter of fiscal 2003, the Company granted options for 1,172,000 shares of common stock with an exercise price of $5.70 per share. The fair value of these options was estimated at $2.05 per common share on the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected volatility of 62.30%, dividend yield of 0.00%, risk free interest rate of 2.84% and an expected life of the options of six years.

         There was no pro forma impact on net (loss) income for the fiscal years 2002 or 2001. Options outstanding during these years were fully vested in fiscal 1999.

Note A, continued

-        Property Taxes

         The Company provides for property taxes based on the most current information available, including actual taxes paid in the most current year, coupled with information which would impact the expected tax rate and property valuations. In instances where uncertainty exists as to the estimated amount of taxes, the Company's best judgment is used considering all information known at the time.

-        Reclassification

         The extraordinary gains on the settlement of liabilities recorded during the period April 3, 2001 to December 30, 2001 in the amount of $1.5 million and the period January 1, 2001 to April 2, 2001 in the amount of $7.1 billion have been reclassified to operating items in accordance with the SFAS No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." See Note F - Debt and Note X - Reorganization Items for a further description of these items.

-        Bankruptcy and Fresh-Start Accounting

         Raytech was incorporated in June 1986 in Delaware and held as a subsidiary of Raymark. In October 1986, Raytech became the publicly traded (NYSE) holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders whereby each share of common stock of Raymark was automatically converted into a share of Raytech common stock. In May 1988, Raytech divested all of the Raymark stock. In accordance with the restructuring plan, Raytech, through its subsidiaries, purchased certain non- asbestos businesses of Raymark. Despite the restructuring plan implementation and subsequent divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in numerous asbestos-related lawsuits as a successor in liability to Raymark. In order to stay the asbestos-related litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut.

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

-        Recently Issued Accounting Pronouncements

         In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Statement rescinds Statement 4, which required all gains and losses from extinguishment of

Note A, continued

         debt to be aggregated and, when material, classified as an extraordinary item net of the related income tax effect. SFAS No. 145 also amends SFAS 13 to require that certain lease modifications having economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has adopted the provisions of SFAS No. 145 and has restated prior periods to classify gains on the extinguishment of debt as extraordinary only when in accordance with APB Opinion No. 30.

         In December 2003, FASB revised and reissued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." The interpretation requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements by the primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among the owners and other parties involved. The provisions of FIN No. 46 must be applied no later than as of the end of the first reporting period ending after March 15, 2004. Management has determined that the adoption of FIN No. 46 will have no significant impact on the Company's consolidated financial statements.

         In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 Accounting for Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with all provisions applied prospectively. The Company has determined that the statement is not currently applicable to the Company.

         The Company will evaluate contracts entered or modified in the future and record them in accordance with the provisions of SFAS No. 149.

         In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." This Statement establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003 for mandatorily redeemable financial instruments issued by non-public companies; however, the effective date is for fiscal periods beginning after December 15, 2004. The Company currently does not have financial instruments with the characteristics described in the standard. The Company will record financial instruments entered into or modified in future periods in accordance with the provisions of SFAS No. 150.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises disclosures about pension plans and other postretirement benefit plans. This Statement is effective for financial statements with fiscal years ended after December 15, 2003. The Company has adopted the

Note A, continued

         additional disclosure requirements of this Statement. The additional disclosures are presented in Note M of the Consolidated Financial Statements.

Note B - Restricted Cash

Restricted cash relates to the following:

                                               December 28,   December 29,
                                                   2003           2002
                                               ------------   ------------
Payable to the PI Trust                          $  3,182       $   350
Letters of credit                                   1,630         1,617
Other                                                  60            60
                                                ---------       -------
                                                $   4,872       $ 2,027
                                                =========       =======

         The payable to the PI Trust consists of tax refunds and other funds received by the Company that will be paid to the PI Trust at a future date.

         The letters of credit collateralize certain obligations relating primarily to workers' compensation.

Note C - Inventories

Net Inventories

Inventories, net of inventory reserves, are as follows:

                      December 28,    December 29,
                         2003            2002
                      ------------    ------------
Raw material            $11,056         $ 11,049
Work in process           8,871            8,349
Finished goods           10,950           14,659
                        -------         --------
                        $30,877         $ 34,057
                        =======         ========

Inventory Reserves

                                    Successor Company                Predecessor Company
                      --------------------------------------------   -------------------
                          For the Year Ended
                      --------------------------    For the Period      For the Period
                      December 28,  December 29,   Apr. 3, 2001 to     January 1, 2001
                          2003          2002        Dec. 30, 2001      to April 2, 2001
                          ----          ----       ---------------     ----------------
Beginning balance       $ 3,174       $ 2,427         $  2,901             $ 3,025
Provisions                1,666           858              407                  30
Charge-offs                (252)         (111)            (881)               (154)
                        -------       -------         --------             -------
Ending balance          $ 4,588       $ 3,174         $  2,427             $ 2,901
                        =======       =======         ========             =======

         In reviewing certain sales contracts, the Company determined the agreed upon selling price was less than cost and established an inventory reserve of $1.2 million with a corresponding charge to cost of goods sold.

         In connection with the implementation of fresh-start reporting on April 2, 2001, the Company adjusted the value of its inventories by $5.9 million on that date to their estimated selling prices less costs to complete, cost of disposal and a reasonable profit allowance for the completing and selling effort as required by fresh-start reporting. This adjustment of $5.9 million was recorded as cost of sales in the Statement of Operations during the second quarter of 2001 as the inventory was sold.

Note D - Property, Plant and Equipment

         Property, plant and equipment, at cost, is summarized as follows:

                                    December 28,    December 29,
                                        2003            2002
                                    ------------    ------------
Land                                  $  3,798        $  3,999
Buildings and improvements              28,676          30,920
Machinery and equipment                 89,129          90,728
Capital leases                             773             796
Construction in progress                 3,683           4,935
                                      --------        --------
                                       126,059         131,378
Less accumulated depreciation          (36,824)        (25,257)
                                      --------        --------
Net property, plant and equipment     $ 89,235        $106,121
                                      ========        ========

         The estimated useful lives for buildings and improvements range from 5 to 40 years; the estimated useful lives for machinery and equipment range from 3 to 20 years.

         Capital leases consist primarily of automobiles, telephones and computer equipment and are amortized over the economic life of the assets or the term of the leases, whichever is shorter.

         In connection with the implementation of fresh-start reporting on April 2, 2001, the Company recorded the property, plant and equipment at their fair values as determined by independent third-party appraisers.

         In fiscal 2003, the Wet Friction segment had an operating loss. Due to the operating loss, the Company determined that an impairment analysis was appropriate and engaged the services of a third party valuation firm to evaluate the carrying value of its long-lived assets in accordance with SFAS No. 144. The Company developed a future cash flow analysis and based on the current year loss and future cash flow analysis, it was determined that the carrying value of certain asset groupings in the Wet Friction segment and certain assets contained in the corporate asset grouping exceeded their fair value and that an impairment had occurred. The Company has recorded a non- cash impairment of $8.1 million relating to the Wet Friction assets and $2.9 million relating to the corporate assets, for a total impairment of $11.0 million, reducing the carrying value of its property, plant and equipment.

         Maintenance and repairs charged to expense amounted to approximately $9,468 for 2003, $9,355 for 2002, $6,651 for the period April 3, 2001 to
December 30, 2001 (Successor Company), and $2,028 for the period January 1, 2001 to April 2, 2001 (Predecessor Company). Depreciation expense relating to property, plant and equipment was $16,107 for the year ended December 28, 2003, $14,943 for the year ended 2002, $10,585 for the period April 3, 2001 to December 30, 2001 (Successor Company), and $3,180 for the period January 1, 2001 to April 2, 2001 (Predecessor Company).

Note E - Goodwill and Other Intangible Assets

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. As discussed in Note W, the Company adopted fresh-start reporting as described in the AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 requires that any change in accounting principles that will be required within the twelve months following the adoption of fresh-start reporting should be adopted at that time. Accordingly, the Company adopted SFAS No. 141 and No. 142 as of April 2, 2001. All intangible assets and goodwill have been valued at fair value as of the date of fresh-start reporting.

         In fiscal 2003, the Wet Friction segment recorded an operating loss. Due to the loss, the Company determined that an impairment analysis was appropriate and engaged the services of a third party valuation firm to evaluate the carrying value of its goodwill and intangible assets in accordance with SFAS No. 142. The Company developed a future cash flow analysis and based on the current year loss and future cash flow analysis, it was determined that its carrying value of the Wet Friction segment, including step-up adjustments recorded upon emergence from bankruptcy, exceeded the fair value and that an impairment had occurred. Accordingly, the Company recorded an impairment charge of $37.8 million as detailed in the table below. The goodwill and other intangible assets are recorded in the corporate asset group. All impairment charges related to the impairment of intangible assets are presented as a component of corporate expense.

         The changes in the carrying value of goodwill and other intangible assets for the year ended December 28, 2003 are as follows:

                                Unpatented  Distribution
                                Technology      Base      Trademarks  Goodwill     Total
                                ----------  ------------  ----------  --------   --------
Balance at December 29, 2002     $ 12,866     $ 5,216      $ 17,713   $ 34,767   $ 70,562
Amortization                       (1,941)       (287)                       -     (2,228)
Impairment charge                  (1,902)                   (7,013)   (28,855)   (37,770)
                                 --------     -------      --------   --------   --------
 Balance at December 28, 2003    $  9,023     $ 4,929      $ 10,700   $  5,912   $ 30,564
                                 ========     =======      ========   ========   ========

         The following table represents the carrying value of goodwill and other intangible assets at December 28, 2003 and December 29, 2002.

                                    December 28, 2003        December 29, 2002
                                 ----------------------   -----------------------
                                  Gross                    Gross
                                 Carrying  Accumulated    Carrying   Accumulated
                                  Amount   Amortization    Amount    Amortization
                                 --------  ------------   --------   ------------
Finite life intangible assets:
  Unpatented technology          $ 14,360    $  5,337     $ 16,262     $ 3,396
  Distribution base                 5,716         787        5,716         500
                                 --------    --------     --------     -------
    Sub-total                    $ 20,076    $  6,124     $ 21,978     $ 3,896
                                 ========    ========     ========     =======
Indefinite life intangible
  assets:
  Trademarks                     $ 10,700                 $ 17,713
                                 ========                 ========
Goodwill
  Wet Friction                   $      -                 $ 28,855
  Aftermarket                       5,912                    5,912
                                 --------                 --------
    Subtotal                     $  5,912                 $ 34,767
                                 ========                 ========
Intangible assets, net           $ 30,564                 $ 70,562
                                 ========                 ========

The weighted-average amortization periods for the unpatented technology and the distribution base are between 6 and 20 years. Amortization expense for 2003, 2002 and the period April 3, 2001 to December 30, 2001 amounted to $2.2 million, $2.2 million and $1.7 million, respectively.

         Estimated annual amortization expense is as follows:

For the year ending:
     2004                 $ 1,922
     2005                   1,922
     2006                   1,922
     2007                   1,622
     2008                   1,522

         Reported net income presented exclusive of amortization expense (including any related tax effects) recognized in prior periods relating to goodwill of the Predecessor Company would have been:

                                     Predecessor Company
                                     -------------------
                                        Period from
                                      January 1, 2001
                                      to April 1, 2001
                                      ----------------
Reported net income                        $ 1,715
Add back goodwill amortization                 207
                                           -------
Adjusted net income                        $ 1,922
                                           =======
Basic earnings per share:
  Reported net income                      $   .49
  Goodwill amortization                        .06
                                           -------
  Adjusted net income                      $   .55
                                           =======
Diluted earnings per share:
  Reported net income                      $   .48
  Goodwill amortization                        .06
                                           -------
  Adjusted net income                      $   .54
                                           =======

Note F - Debt

Debt, at fiscal year-end, consists of the following:

                                   December 28, 2003                December 29, 2002
                            -------------------------------  -------------------------------
                            Current   Non-Current    Total   Current   Non-Current   Total
                            -------   -----------  --------  --------  -----------  --------
Domestic bank debt
  Line of credit            $  3,604    $     -    $  3,604  $  8,556   $      -    $  8,556
  Term loans
    Wet Friction               1,055      4,133       5,188     2,750          -       2,750
    Aftermarket                  996      5,921       6,917         -          -           -
                            --------    -------    --------  --------   --------    --------
  Total domestic bank debt     5,655     10,054      15,709    11,306          -      11,306
Foreign bank debt
  Line of credit                   -          -           -     1,449          -       1,449
                            --------    -------    --------  --------   --------    --------
  Term loans
    Dry Friction Europe          979      4,137       5,116       680      4,095       4,775
    Dry Friction Asia          1,300          -       1,300     1,480          -       1,480
                            --------    -------    --------  --------   --------    --------
  Total foreign bank debt      2,279      4,137       6,416     3,609      4,095       7,704
                            --------    -------    --------  --------   --------    --------
Total bank debt                7,934     14,191      22,125    14,915      4,095      19,010
Leases                           158        163         321       176        198         374
                            --------    -------    --------  --------   --------    --------

Total borrowings            $  8,092    $14,354    $ 22,446  $ 15,091   $  4,293    $ 19,384
                            ========    =======    ========  ========   ========    ========

         The maturities of debt, as of December 28, 2003, are as follows:

2004                   $ 8,092
2005                     3,158
2006                     3,063
2007                     2,969
2008                     4,462
Thereafter                 702
                       -------
                       $22,446
                       =======

         The domestic bank debt of the Company is at variable interest rates, and the carrying amount approximates fair value. The Company maintains certain of its foreign borrowings in fixed rate debt which approximates market value.

Domestic Bank Debt

         The Company, through its Wet Friction segment subsidiaries, Raybestos Products Company ("RPC"), and Raytech Automotive Components Company ("RACC"), maintains a Loan and Security Agreement, which provides for RPC and RACC to borrow up to $25.3 million in the aggregate. The agreement, as amended in November 2003, consists of a $20 million revolving line of credit and a term loan of $5.3 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. The term loan is payable in 34 monthly payments of $88 thousand, commencing December 1, 2003 and maturing on September 28, 2006, with the final payment being the remainder of the balance. The revolving line of credit matures September 28, 2006. The revolving line of credit and the term loan are collateralized by accounts receivable, inventory and machinery and equipment. Amounts outstanding under the revolving line of credit bear interest at a rate equal to, at the Company's option, the prime rate or the adjusted Eurodollar Rate, plus a margin of 0.5% and 2.75%, respectively. Amounts outstanding under the term loan bear interest at a rate equal to, at the Company's option, the Prime Rate or the adjusted Eurodollar Rate, plus a margin of 0.75% and 3.0%, respectively. The agreement contains financial and other covenants, including a fixed charge coverage ratio and a material adverse change clause. At December 28, 2003 and

Note F, continued

December 29, 2002, the net pledged assets of RPC and RACC amounted to $70.1 million and $90.3 million, respectively, consisting of cash, accounts receivable, inventory, property, plant and equipment and all other tangible and intangible assets. The agreement permits RPC and RACC to pay dividends to the Company for costs and expenses incurred by the Company in the ordinary course of business so long as no event of default has occurred and is continuing.

         In October 2003, the Company, through its subsidiaries Raytech Powertrain, Inc. ("RPI"), APC and Raytech Systems, Inc. ("RSI"), entered into a loan agreement for $7.0 million with an interest rate at 1.65 basis points over the adjusted Eurodollar rate with a five-year term. The loan is payable in 59 monthly payments of $83 thousand, commencing on December 1, 2003, with a balloon payment of $2.1 million payable on November 3, 2008. The proceeds from this facility will be used to pay environmental costs and pension costs. The loan is collateralized by the assets of the borrowing entities. The agreement contains financial and other covenants, including the maintenance of certain financial ratios and a material adverse change clause. At December 28, 2003, the net pledged assets of APC, RSI and RPI amounted to $54.0 million.

         In connection with the recorded loss of $66.4 million, the Company requested and obtained a waiver of the material adverse condition clauses contained in the domestic bank agreements.

Foreign Bank Debt - Dry Friction Segment

         The Company's wholly-owned German subsidiary, Raybestos
Industrie-Produkte GmbH ("RIP"), has available lines of credit with several German banks amounting to EUR3.0 million ($3.8 million) as of December 28, 2003 and EUR5.0 ($5.2 million) at December 29, 2002. Interest is charged at rates between 5.07% and 8.0%. The lines are repayable on demand.

         The Company's wholly-owned German subsidiaries, Raytech Composites Europe GmbH ("RCE") and RIP have various loan agreements where the maturities range from September 2006 through December 2012. The loans are payable in equal monthly installments over the term of the loan. The loans bear interest at rates ranging from 2.5% through 6.2%. At December 28, 2003 and December 29, 2002, respectively, the net pledged assets, consisting of machinery and equipment, amounted to EUR12.7 million ($16.0 million) and EUR10.2 million ($10.7 million).

         During the years presented, the Company's wholly-owned Chinese subsidiary Raybestos Friction Products (Suzhou) Co. Ltd. ("RFP") has had various loan agreements. The loans are short-term with maturities between six and twelve months.

         The weighted average rates on all domestic and foreign bank notes payable at December 28, 2003 and December 29, 2002 were 3.71% and 4.04%, respectively.

Note Payable to Former AFM Principal

         The note payable to the former AFM principal dated April 1998 was settled in October 2001. The settlement agreement required a payment of $3.1 million. Prior to the settlement, the Company had a note payable of $3.0 million and accrued interest of $1.6 million recorded related to this debt. The Company recognized a gain, related to the settlement of this note, in the amount of $1.5 million in the fourth quarter of 2001.

NOTE G - Litigation

ENVIRONMENTAL REMEDIATION

Crawfordsville, Indiana - Shelly's Ditch Contamination Removal

         In October 1987, RPC, a wholly-owned subsidiary of the Company, purchased a major manufacturing facility (the "RPC Facility") in Crawfordsville, Indiana. Some time thereafter, the Company learned that the previous owner of the RPC Facility had disposed of polychlorinated biphenyls ("PCBs") in the ground at the RPC Facility in the mid-1960s and that such PCBs were leaching from the RPC Facility into an adjacent ditch ("Shelly's Ditch").

         In 1996, the Indiana Department of Environmental Management (the "IDEM") advised RPC that the RPC Facility may have contributed to, and was potentially responsible for, the release of lead and PCBs found in Shelly's Ditch. In the late 1990s, RPC and the IDEM entered into an agreed order (the "Agreed Order") for a risk-based remediation of PCBs and lead in Shelly's Ditch. When the IDEM later sought to unilaterally withdraw from the Agreed Order, RPC appealed and the court ordered the IDEM to reinstate the Agreed Order. Meanwhile, at the IDEM's request, the United States Environmental Protection Agency (the "EPA") became involved in Shelly's Ditch.

         In December 2000, before the Agreed Order was reinstated, the EPA issued a Unilateral Administrative Order to RPC under CERCLA (the "EPA Removal Order") demanding removal of contaminated soils from those Shelly's Ditch areas identified as Reaches 1 through 3 (the "Site"). The EPA Removal Order required more work at greater expense than the IDEM Order. Thereafter, RPC proceeded with the work required under the EPA Removal Order. During the second quarter of fiscal 2003, a provision of $1.8 million was recorded for the completion of work required by the EPA Removal Order. By December 28, 2003, RPC had spent approximately $18.7 million on removal of lead and PCB contaminated soils from the Site and had accrued $400,000 for potential EPA oversight cost assessments relating to that work.

         On January 9, 2004, the EPA confirmed that RPC had completed the action required under the EPA Removal Order, including the removal and proper disposal of Site soils and sediments contaminated with PCBs and lead. In its confirmation, the EPA noted that RPC would continue to be subject to certain obligations under that order, including record retention and the payment of oversight costs. Whether RPC will be required to pay oversight costs relating to the work under the EPA Removal Order will depend on the outcome of future negotiations with the EPA and the IDEM regarding potential environmental remediation downstream of the Site.

Crawfordsville, IN - Environmental Remediation Downstream of

Reaches 1 through 3 of Shelly's Ditch

         On May 6, 2003, the EPA indicated that RPC is potentially liable for PCB and lead contamination downstream of the Site. The EPA has not issued an order to RPC regarding this downstream area. However, during the third quarter of 2003, the Company began negotiations with the EPA concerning such possible additional remediation. As a result, during the third quarter of 2003, the Company recorded a $2.4 million provision relating to this potential liability for future cleanup costs.

Crawfordsville, IN - Environmental Remediation and Expenses relating to the RPC Facility

         On May 15, 2001, the EPA issued a Pre-filing Notice and Opportunity to Confer to RPC (the "Pre-filing Notice"). This notice stated that the EPA might file a civil action lawsuit against RPC for violations of various environmental statutes and would offer RPC the opportunity to participate in pre-filing negotiations to resolve this matter. The EPA stated that it has reason to believe that RPC committed violations of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act and Toxic Substances Control Act and that RPC could be subject to substantial penalties. At that time, the Company recorded a provision of $.3 million on the advice of legal counsel. On September 3, 2003, the EPA proposed that the parties settle the Pre-filing Notice. The EPA stated that penalties for violations alleged in the Pre-filing Notice could total approximately $180 million and suggested the following resolution: RPC should pay approximately $2.4 million in fines and undertake compliance activities, on-site investigative work that the EPA estimated would cost about $1.0 million, and corrective action to resolve the Pre-filing Notice. The parties have begun preliminary negotiations regarding the potential on-site investigative work but have not obtained an overall EPA settlement proposal. The Company recorded a provision of $3.1 million in the year-ended December 28, 2003 based on the EPA position.

Ferndale, MI - Potential Responsibility for Environmental Remediation

         In a January 8, 2002 letter, the Michigan Department of Environmental Quality asserted company responsibility for trichloroethylene contamination at a Ferndale, Michigan industrial site that Advanced Friction Materials Company ("AFM") leased from approximately 1974 to 1985. The Company acquired 47% of the stock of AFM in 1996, and the balance of the shares in 1998. The Company's liability at this site is indeterminable at this time.

ENVIRONMENTAL LITIGATION

Cost Recovery Actions against Insurers regarding Shelly's Ditch

         In 1996, RPC notified its insurers and demanded defense and indemnity regarding any environmental issues relating to alleged lead and PCB contamination of Shelly's Ditch. In January 1997, one insurer filed a complaint in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. Raybestos Products Company (the "Insurance Case"). The complaint sought a declaratory judgment that the Reliance Insurance policies do not provide coverage to RPC for defense and indemnity relating to investigation and remediation of contamination in Shelly's Ditch. In January 2000, the District Court rejected Reliance's claims and granted summary judgment to RPC. In June 2001, Reliance Insurance Company was placed in liquidation in Pennsylvania. The Company has filed claims in the Reliance liquidation for recovery of its Shelly's Ditch expenses, but has not received a decision.

         In February 2002, RPC filed a third-party complaint in the Insurance Case against National Union and two other insurance carriers. The third-party complaint seeks defense and indemnity from the insurers relating to investigation and remediation of contamination in Shelly's Ditch.

         In February 2004, National Union and its affiliates commenced an adversary proceeding against the Company, RPC and others by filing a complaint in U.S. Bankruptcy Court (the "Adversary Proceeding"). In the Adversary Proceeding, National Union claims that RPC's third-party complaint against National Union is barred by a January 2002 order of the U.S. Bankruptcy Court in the Raymark Industries, Inc. and Raymark Corporation Chapter 11 cases (the "Raymark Order"). National Union claims that the Raymark Order prohibited RPC from pursuing its third-party complaint against National Union and declared that the National Union insurance policies issued to the Company and RPC have been exhausted. Also in February 2004, National Union filed a motion in the U.S. District Court, Southern District of Indiana, asking that court to stay the Insurance Case against National Union. The outcome of this Adversary Proceeding and related motion for stay and their effects, if any, on the Insurance Case against National Union cannot be predicted.

RPC Claims against IDEM

         In July 2002, RPC filed an action against the IDEM for breach of contract claiming damages based on the difference between the costs of cleanup under the EPA Removal Order and the IDEM Agreed Order. The outcome of this litigation cannot be predicted.

COMMERCIAL LITIGATION

         On April 22, 2003, Automation by Design, Inc. filed a civil action against RPC in U.S. District Court for the Southern District of Indiana. The complaint alleges copyright infringement and breach of contract in connection with RPC's purchase of certain equipment. In answer to plaintiff's complaint, RPC denied liability and filed counterclaims for breach of contract and declaratory judgment. The court has granted Automation by Design's motion to amend its complaint to include Raytech Corporation and Production Design Services, Inc. as defendants. RPC has agreed to defend and provide certain indemnity protection to Production Design Services, Inc., which manufactured certain equipment that is allegedly involved in this court action. The outcome of this litigation cannot be predicted, and the Company's liability or recoveries are indeterminable at this time.

EQUITY HOLDERS LITIGATION

         In February 2002, lawyers claiming to represent the Committee of Equity Holders of Raytech Corporation filed a motion in U.S. Bankruptcy Court to compel Raytech to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in Raytech or their successors, or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. The ultimate outcome of this matter cannot be predicted; however, it is possible that its resolution could cause the Company to issue additional shares to the original shareholder group, or to retire shares held by the general unsecured creditor shareholder group. This might directly impact the earnings per share calculations of the Company. The Bankruptcy Court denied a Company motion to dismiss this action.

         The Company is subject to certain other legal matters that have arisen in the ordinary course of business, and management does not expect them to have a significant adverse effect on the results of consolidated operations, financial condition or cash flow.

Note H - Segment Reporting

         The Company's operations are categorized into three operating segments and a corporate group based on management structure, product type and distribution channel as described below.

Wet Friction

         The Wet Friction segment produces specialty engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company markets its products to automobile original equipment manufacturers for automatic transmissions and heavy duty original equipment manufacturers, as well as farm machinery, mining, truck and bus manufacturers.

Dry Friction

         The Dry Friction segment produces engineered friction products, primarily used in original equipment automobile and truck manual transmissions. The clutch facings produced by this segment are marketed to companies who assemble the manual transmission systems used in automobiles and trucks.

Aftermarket

         The Aftermarket segment produces specialty engineered products primarily for automobile and lift truck automatic transmissions. In addition to these products, this segment markets transmission filters and other transmission related components. The focus of this segment is marketing to warehouse distributors and certain retail operations in the automotive aftermarket.

         The segment includes APC, which is 57% owned by the Company, 40% owned by Raymark, a related party, and 3% owned by certain employees of the Company. Net sales for APC were $30.0 million in 2003 and $31.1 million in 2002. Operating profit for APC was $2.5 million in 2003 and $3.9 million in 2002. APC is consolidated in the financial results and a minority interest is recorded to reflect the minority shareholders' interest in APC. A minority interest charge is recorded for the minority's percent of income.

Corporate

         The Corporate group consists principally of corporate expenses, including costs to maintain the corporate headquarters and certain environmental costs, and certain assets, liabilities and related income and expense stemming from the reorganization plan implemented when the Company emerged from bankruptcy in 2001. The Company has chosen not to distribute these costs to the operating segments to preserve the historical comparability at the operating segment level.

         The operating loss of $29.7 million recognized in the Corporate group for fiscal 2003 consists of the following:

Impairment charge                                  $ (40.7)
Depreciation and amortization                         (4.7)
Environmental cost                                    (7.5)
Corporate headquarters cost                           (6.1)
Reduction of payable to PI Trust                      27.7
Other income                                           1.6
                                                   -------
                                                   $ (29.7)
                                                   =======

The impairment charge is described in Notes D - Property, Plant and Equipment and E - Goodwill and Other Intangible Assets. The other income is due to the reduction in the payable to the PI Trust due to the adjustment to deferred tax assets, described in Note I - Income Taxes.

         Information relating to operations by industry segment follows:

Note H, continued

                                              Successor Company                 Predecessor Company
                                  -------------------------------------------   -------------------
                                      For the Year Ended
                                  --------------------------   For the Period      For the Period
                                  December 28,  December 29,   Apr. 3, 2001 to    January 1, 2001
                                      2003          2002        Dec. 30, 2001     to April 2, 2001
                                  ------------  ------------    -------------     ----------------
NET SALES
Wet Friction                        $125,095      $137,930        $ 95,512           $   37,047
Aftermarket                           44,931        46,192          34,384               13,111
Dry Friction                          44,453        35,244          22,074                8,147
Intersegment elimination (1)          (8,614)       (9,500)         (5,920)              (3,100)
                                    --------      --------        --------           ----------
Net sales to external customers     $205,865      $209,866        $146,050           $   55,205
                                    ========      ========        ========           ==========

GROSS PROFIT
Wet Friction                        $  6,343      $ 19,724        $ 15,201           $    5,513
Aftermarket                           12,725        12,993           9,814                3,555
Dry Friction                          12,284         8,856           4,829                2,272
Intersegment elimination              (5,226)       (4,802)         (8,384)                  54
                                    --------      --------        --------           ----------
Consolidated                        $ 26,126      $ 36,771        $ 21,460           $   11,394
                                    ========      ========        ========           ==========

OPERATING (LOSS) PROFIT(2)
Wet Friction                        $(19,972)     $  3,276        $  3,387           $    1,327
Aftermarket                            7,171         7,990           6,035                2,109
Dry Friction                           3,395         2,452             603                  754
Corporate                            (29,663)      (15,404)        (18,687)           7,158,204
                                    --------      --------        --------           ----------
Consolidated                        $(39,069)     $ (1,686)       $ (8,662)          $7,162,394
                                    ========      ========        ========           ==========

DEPRECIATION
Wet Friction                        $  8,788      $  8,945        $  6,161           $    2,112
Aftermarket                            1,543         1,553           1,167                  491
Dry Friction                           3,246         2,664           1,607                  563
Corporate                              2,530         1,781           1,650                   14
                                    --------      --------        --------           ----------
Consolidated                        $ 16,107      $ 14,943        $ 10,585           $    3,180
                                    ========      ========        ========           ==========

INTEREST EXPENSE, NET
Wet Friction                        $  1,537      $  1,282        $    409           $      242(3)
Aftermarket                              (35)          (39)             20                   44
Dry Friction                             856           841             412                  154
Corporate                             (1,297)       (1,181)             32                    4
                                    --------      --------        --------           ----------
Consolidated                        $  1,061      $    903        $    873           $      444
                                    ========      ========        ========           ==========

EXPENDITURES FOR PROPERTY, PLANT,
  AND EQUIPMENT
Wet Friction                        $  4,525      $  5,010        $  4,707           $    1,822
Aftermarket                              772         1,068           1,061                  127
Dry Friction                           3,587         3,444           1,669                  768
Corporate                                 84           126              51                    -
                                    --------      --------        --------           ----------
Consolidated                        $  8,968      $  9,648        $  7,488           $    2,717
                                    ========      ========        ========           ==========

SEGMENT ASSETS (AT YEAR-END) (4)
Wet Friction                        $ 74,537      $ 95,369        $ 97,821           $  113,403
Aftermarket                           35,144        31,031          27,376               32,427
Dry Friction                          36,357        32,230          39,869               23,591
Corporate                             59,986       135,591         155,722              154,215
                                    --------      --------        --------           ----------
Consolidated                        $206,024      $294,221        $320,788           $  323,636
                                    ========      ========        ========           ==========

                                           Successor Company                 Predecessor Company
                               -------------------------------------------   -------------------
                                   For the Year Ended
                               --------------------------  For the Period      For the Period
                               December 28,  December 29,  Apr. 3, 2001 to    January 1, 2001
                                   2003          2002       Dec. 30, 2001     to April 2, 2001
                               ------------  ------------  ---------------    ----------------
LONG-LIVED ASSETS BY
  GEOGRAPHIC LOCATION
United States                    $ 96,326      $155,558       $163,537            $ 84,823
Germany                            14,888        13,362         11,356               9,291
Other foreign countries             8,585         7,763          7,189               7,322
                                 --------      --------       --------            --------
Consolidated                     $119,799      $176,683       $182,082            $101,436
                                 ========      ========       ========            ========

SALES BY GEOGRAPHIC LOCATION
United States                    $149,244      $161,020       $116,129            $ 43,379
Germany                            45,311        38,218         25,094              10,485
Other foreign countries            11,310        10,628          4,827               1,341
                                 --------      --------       --------            --------
Consolidated                     $205,865      $209,866       $146,050            $ 55,205
                                 ========      ========       ========            ========

SALES TO CUSTOMERS IN EXCESS
  OF 10% OF TOTAL SALES
DaimlerChrysler                  $ 25,623      $ 30,324       $ 20,501            $  7,640
Caterpillar                        19,554        23,948         20,872               7,276

(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation. Substantially all intersegment sales represent sales from the Wet Friction segment to the Aftermarket segment.

(2) The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of (loss) income before income taxes, and minority interest.

(3)      Interest on debt due to affiliate and to Raymark.

(4)      The significant changes in segment assets consisted of the following:

         Wet Friction - reductions in accounts receivable of $1.3 million, a reduction in inventory of $4.4 million and a reduction in property, plant and equipment of $13.7 million of which $8.1 million was due to impairment charges.

         Corporate    - a reduction in the deferred tax asset of $22.3 million,
                        a reduction in goodwill and other intangibles and long-lived assets of $44.5 million and a reduction in cash held at corporate of $6.5 million.

Note I - Income Taxes

         For tax reporting purposes, the Company's emergence from bankruptcy, in 2001, did not create a new tax reporting entity. Accordingly, the adjustments to adopt fresh-start accounting are not applicable for the Company's tax reporting. Therefore, with the exception of goodwill, these adjustments created new deferred tax items in 2001.

         Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At December 28, 2003, the Company has tax loss carryforwards of $101.2 million and tax credit carryforwards of $3.5 million. The net operating loss carryforwards are allocated between Raytech Corporation and the PI Trust in the amounts of $21.2 million and $80.0 million, respectively. The tax credit carryforwards all inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses allocated to the PI Trust, and contributions made to the Raymark pension plans. Losses generated by Raytech subsequent to the emergence from bankruptcy, exclusive of losses attributable to the payments discussed above, will be retained by the Company. The method of allocation in utilizing current and future operating losses between the PI Trust and Raytech Corporation has not been determined at this time. Additional tax recoveries expected to be received in future periods are recorded as deferred tax assets, net of valuation allowances, and a deferred payable to the PI Trust which amounted to $11.9 million at December 28, 2003 and $42.4 million at December 29, 2002. The Company remitted $4.2 million to the PI Trust during 2003. In 2002 the Company paid the PI Trust $33.1 million.


         (Loss) income before (provision) benefit for income taxes and minority interest consists of:

                               Successor Company                Predecessor Company
                  -------------------------------------------   -------------------
                      For the Year Ended
                  -------------------------    For the Period     For the Period
                  December 28,  December 29,   Apr. 3, 2001 to   January 1, 2001
                      2003         2002         Dec. 30, 2001    to April 2, 2001
                  ------------  ------------   ---------------   ----------------
Domestic            $(42,033)     $(2,513)       $  (6,411)         $7,160,782
Foreign                2,964          827           (2,251)              1,612
                    --------      -------        ---------          ----------
                    $(39,069)     $(1,686)       $  (8,662)         $7,162,394
                    ========      =======        =========          ==========

         The Company's income tax (provision) benefit consists of the following:

                                  Successor Company                 Predecessor Company
                      -------------------------------------------   -------------------
                          For the Year Ended
                      -------------------------    For the Period     For the Period
                      December 28,  December 29,   Apr. 3, 2001 to   January 1, 2001
                          2003         2002         Dec. 30, 2001    to April 2, 2001
                      ------------  ------------   ---------------   ----------------
Current:
  Federal              $  (1,035)     $(1,373)        $ (1,559)         $   (1,265)
  State                    2,502         (620)            (581)               (127)
  Foreign                   (511)        (159)            (104)                (77)
Deferred:
  Federal                (24,112)       1,973            5,668            (155,717)
  State                   (3,575)         203              546              (9,637)
  Foreign                    (14)        (108)               -                   -
                       ---------      -------         --------          ----------
Total income taxes     $ (26,745)     $   (84)        $  3,970          $ (166,823)
                       =========      =======         ========          ==========

         The provision in 2003, 2002, and 2001 includes amounts for the Company's profitable foreign entities in Germany and China, and Allomatic Products Company, which is consolidated for financial reporting purposes, but not for tax purposes. The provision for the period January 1, 2001 to April 2, 2001 also includes a deferred tax provision of $155.7 million, primarily associated with the $7.1 billion gain on the settlement of liabilities subject to compromise as a result of the Company's emergence from bankruptcy.

         Reconciliation of (loss) income from operations multiplied by the statutory federal tax rate to reported income tax (provision) benefit is summarized as follows:

                                                    Successor Company                 Predecessor Company
                                        -------------------------------------------   -------------------
                                            For the Year Ended
                                        --------------------------   For the Period     For the Period
                                        December 28,  December 29,   Apr. 3, 2001 to   January 1, 2001
                                            2003         2002         Dec. 30, 2001    to April 2, 2001
                                        ------------  ------------   ---------------   ----------------
Pretax (loss) income
  multiplied by the
  statutory rate (35%)                    $ 13,674      $    590        $  3,032         $(2,506,838)

Increases (decreases) resulting from:
   Effect of foreign income
     taxes net of loss
     carryforwards utilized                    290            22            (892)                487
   Reorganization adjustments                    -             -            (275)              8,202
   Change in tax rate of
     deferred assets                           477             -               -                   -
   Net change in domestic
     valuation allowance                   (43,424)            -               -           2,339,255
   State income taxes, net
     of federal benefit                      2,502          (271)            (23)             (6,376)
   Adjustment of prior years' accruals           -             -           1,425                   -
   Reduction in Trust payable                9,710             -               -                   -
   Goodwill write-down                     (10,099)            -               -                   -
   Raymark pension provision                     -          (412)              -                   -
   Permanent tax items                        (770)            -               -                 (72)
   Other                                       895           (13)            703              (1,481)
                                          --------      --------        --------         -----------
Income tax (provision) benefit            $(26,745)     $    (84)       $  3,970         $  (166,823)
                                          ========      ========        ========         ===========


         Deferred tax assets (liabilities), at fiscal year-end, are comprised of the following:

                                    December 28, 2003   December 29, 2002
                                    -----------------   -----------------
Tax benefit to PI Trust                 $ 41,823            $  42,356
Raytech minimum pension liability            503                  360
Excess of book provisions
  over tax deductions                      5,735                5,403
Postretirement benefit                     6,305                5,531
Excess of tax basis over
  book basis of assets due
  to restructuring                           544                  655
Foreign loss carryforwards                 1,465                1,286
Non PI Trust net operating
  loss carryforwards                       7,425                  963
                                        --------            ---------
Gross deferred tax assets                 63,800               56,554
Deferred tax asset
  valuation allowance                    (44,889)              (1,063)
                                        --------            ---------
Deferred tax assets                       18,911               55,491
Excess of book basis of
  intangibles over tax basis              (9,909)             (13,735)
Excess of book basis of fixed
  assets over tax basis                  (12,265)             (17,318)
                                        --------            ---------
Net deferred tax (liability) asset      $ (3,263)           $  24,438
                                        ========            =========

         During 2003, as a result of certain industry dynamics and the Company's deteriorating profitability in its domestic Wet Friction segment, including the effect of changes associated with environmental remediation, the Company did not recognize any tax benefits associated with the cumulative 2003 operating losses incurred by the Company's U.S. operations due to doubts concerning future recoverability.

         Also, during 2003, the Company recorded an increase to the valuation allowance of $43.8 million against certain domestic deferred tax assets due to doubts about their future recoverability. The establishment of the valuation allowance resulted in a charge against deferred income tax assets, of which $43.4 million is included in the tax provision, and which also resulted in a reduction in deferred income tax assets that inure to the benefit of the PI Trust in accordance with the Tax Assignment and Assumption Agreement, as more fully described above. Accordingly, the deferred payable to the Trust was reduced by $30.5 million and other income was increased by an equal amount. In addition, the short-term payable to the PI Trust was increased by $2.8 million to reflect the increase in the state tax receivable that will inure to the benefit of the PI Trust. This resulted in an equal amount of other expense. The overall domestic net deferred tax liabilities relate to the tax effects of the indefinite-lived intangible assets which cannot be used to support the realization of existing deferred tax assets.

         At year-end 2003, the Company's deferred tax asset valuation allowance of $44.9 million consisted of a valuation allowance of $43.4 million for the U.S. wholly-owned subsidiaries and $1.5 million for operations in the United Kingdom ("U.K."). The Company had a valuation allowance for the U.K. operations of $1.1 million and $.5 million for 2002 and 2001, respectively. There was no reduction in the valuation allowance in any of the periods presented.

         The Company has recorded a tax receivable in the amount of $1.0 million, due from state governments for returns filed in 2003. In accordance with the Agreement, this amount inures to the benefit of the PI Trust. The Company has received $7.1 million tax and interest, as a partial recovery of state taxes. The State of Indiana has completed its audit of Raytech for the years 1992 through 2001. As a result of the audit, Raytech was denied refunds claimed for Indiana Gross Income tax paid in the years 1992 through 1997 of $1.0 million and certain interest on amounts refunded. Raytech filed a protest with respect to these items with the Indiana Department of Revenue, and a hearing was held on August 20, 2003. On September 18, 2003, Raytech received an order denying the claim for refund. In response to the order, Raytech has filed a petition with the Indiana Tax Court requesting a refund of Indiana gross income tax and interest on amounts refunded. Pursuant to the Agreement, any tax refunds received will be payable, net of Federal tax, to the PI Trust.

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

         At December 28, 2003, the Company had foreign loss carryforwards of $4.4 million all relating to the U.K. operations, which do not expire. A full valuation allowance continues to be provided against the tax benefit of the U.K. carryforwards due to uncertainty of future profitability of these operations.

         The Company owns 57% of the stock of APC. The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.5 million at December 28, 2003, if all of APC's earnings were to be distributed through the distribution of dividends.

Note J - Liquidity

         Cash flows from operating activities for fiscal 2003 were $2.6 million compared to $13.0 million in 2002. The decline in cash flows from operating activities of $10.4 million year over year is primarily due to the poor performance of the Wet Friction segment.

         The Company recorded a net loss for the year ended December 28, 2003 of $66.4 million. Included in the Company's net loss for the year were significant non-cash charges. Following is a reconciliation of the net loss to operating cash flow (in millions)

Net loss                               $ (66.4)
Non-cash charges
    Depreciation and amortization         18.3
    Impairment charge                     48.8
    Other charges                          1.9
                                       -------
    Total non-cash charges                69.0
                                       -------

Net cash provided by
   operating activities                $   2.6
                                       =======

         The non-cash charges relating to the impairment are detailed in Note D
- Property, Plant and Equipment and Note E - Goodwill and Other Intangible
Assets.

         Capital expenditures for fiscal 2003 totaled $9.0 million compared to $9.6 million for the 2002 fiscal year. In both years, the capital expenditures were comparable to planned spending amounts.

         The Company's cash and cash equivalents at December 28, 2003 totaled $16.4 million compared to $20.0 million at December 29, 2002, a decrease of $3.6 million.

         The total borrowings at year-end 2003 of $22.4 million compares to total borrowings of $19.4 million at year-end 2002, an increase of $3.0 million period- over-period. The available lines of credit at December 28, 2003 of $10.6 million compares to $8.8 million at year-end 2002, an increase in availability of $1.8 million. Full details of the Company's debt are contained in Note F - Debt to the notes to the audited consolidated financial statements.

         In summary of the above, the cash and available lines of credit at December 28, 2003 were $27.0 million compared to $28.8 million at year-end 2002, a decrease in cash and available lines of credit of $1.8 million.

         The most significant factor affecting the Company's future cash flows is its ability to earn and collect cash from customers. The automotive parts industry is extremely competitive. Many of the Company's customers and competitors are significantly larger than the Company. The Company's customers are often able to demand price reductions from the suppliers including all segments of Raytech. Some of the Company's sales are made under standard sales contracts that include price commitments for multiple years. Specifically in the Wet Friction segment, the Company is selling certain products to certain customers at a loss under the terms of its current sales contracts. The Company is currently working with its customers to re-negotiate the terms of these loss contracts. In addition, the Company is reviewing alternatives to improve its cost structure including:

         X Transferring management of the European Wet Friction operations to the European Dry Friction management group headquartered in Germany.

         X Conducting a facilities utilization review to determine if certain facilities can be consolidated.

         X        Consolidating research and development facilities.

         The Company effectively manages its accounts receivable as evidenced by the average days sales in trade receivables of 43 days.

         Items which will potentially require the use of cash in 2004 other than normal operating expenses include the following.

         X The Company has recorded an accrued liability of $6.2 million for certain environmental matters more fully discussed in Note G - Litigation. It is not certain at this time when these funds will be expended. There exists the potential that all or a portion of the funds will be spent in 2004.

         X The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note M - Employee Benefits are under funded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions. The expected funding for the plans in 2004 will be approximately $4.4 million. The funding in fiscal 2003 was $6.9 million.

         X Certain tax issues are discussed in Note I - Income Taxes, which provides detail concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

         Management believes that existing cash balances, the Company's lending facilities and cash flow from operations during 2004 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments. However, the ability of the Company to utilize its lending facilities is dependent on the Company's ability to meet its financial forecasts for 2004, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include certain revenue assumptions generally consistent with the prior year for the Wet Friction (on a comparable basis) and Aftermarket segments and modest growth in the Dry Friction segment, as well as certain cost-saving initiatives. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company's indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, enact certain actions to generate cash and/or to seek additional alternative financing from other lenders.

Note K - Earnings Per Share

                                         (in thousands, except share data)
                                                 Successor Company                 Predecessor Company
                                    --------------------------------------------   -------------------
                                        For the Year Ended
                                    ---------------------------   For the Period      For the Period
                                    December 28,   December 29,   Apr. 3, 2001 to    January 1, 2001
                                        2003          2002         Dec. 30, 2001     to April 2, 2001
                                        ----          ----        ---------------    ----------------
Basic EPS Computation

  Net (loss) income                 $    (66,443)  $     (2,825)    $    (5,577)       $ 6,995,257
                                    ============   ============     ===========        ===========
  Weighted average shares             41,701,554     41,528,520      41,521,924          3,519,313
  Weighted average shares issued
    as a result of reorganization              -              -               -            413,072
  Weighted average stock options
    exercised                             25,913         79,537           5,383                  -
                                    ------------   ------------     -----------        -----------
  Adjusted weighted average shares    41,727,467     41,608,057      41,527,307          3,932,385
                                    ============   ============     ===========        ===========

  Basic (loss) earnings per share   $      (1.59)  $       (.07)    $      (.13)       $  1,778.88
                                    ============   ============     ===========        ===========

Diluted EPS Computation

  Net (loss) income                 $    (66,443)  $     (2,825)    $    (5,577)       $ 6,995,257
                                    ============   ============     ===========        ===========
  Weighted average shares             41,701,554     41,528,520      41,521,924          3,519,313
  Weighted average shares issued
    as a result of reorganization              -              -               -            413,072
  Weighted average stock options
    exercised                             25,913         79,537           5,383                  -
  Dilutive potential common shares             -              -               -             13,897
                                    ------------   ------------     -----------        -----------
  Adjusted weighted average shares
    and equivalents                   41,727,467     41,608,057      41,527,307          3,946,282
                                    ============   ============     ===========        ===========

Diluted (loss) earnings per share   $      (1.59)  $       (.07)    $      (.13)       $  1,772.62
                                    ============   ============     ===========        ===========

         Options to purchase 579,288, 70,707, 493,473, and 487,550 shares of common stock were excluded from the calculation of diluted earnings per share for the Successor Company for the years ended December 28, 2003, December 29, 2002, the period April 3, 2001 to December 30, 2001 and for the Predecessor Company for the period January 1, 2001 to April 2, 2001, respectively, due to their antidilutive effect due either to their exercise price compared to the average market price or the Company incurring a net loss for the period.

         In connection with the Plan of Reorganization, 38 million shares were issued.

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

Note L - Stock Option Plans

         In 1991, the Company established a non-qualified stock option plan (the "1990 Plan"), which was amended in 1997 to increase the number of shares of common stock as to which options may be granted. In 2002, the Company established an incentive stock option plan (the "2002 Plan"). Types of grants allowed under the 2002 Plan include Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Stock Awards, and Cash-Based Awards. Under the 1990 Plan, as amended, the number of shares of common stock as to which options may be granted from time to time may not exceed 1,000,000. Under the 2002 Plan, the number of shares of common stock as to which options may be granted from time to time may not exceed 4,000,000 shares. Under the terms of all plans, the exercise price of any option may not be less than 100% of the fair market value of the common stock on the date of grant.

         Stock options granted under the 1990 and 2002 Plans generally vest over a four-year period. In general, stock options granted under both of the Plans expire ten years from the date of grant. The term during which options could be granted under the 1990 Plan expired on December 31, 2000. At December 28, 2003, there were 1,227,000 shares available for future grant under the 2002 Plan.

         The following table summarizes stock option transactions for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001:

                                  Successor Company
                      -----------------------------------------
                               2003                2002                  2001
                      --------------------  -------------------  -------------------
                                  Weighted             Weighted             Weighted
                                  Average              Average              Average
                                  Exercise             Exercise             Exercise
                       Options     Price    Options     Price    Options     Price
                       -------     -----    -------     -----    -------     -----
Outstanding at
 beginning of year      332,017   $   4.25   573,757    $ 3.78    700,413    $ 3.79
Granted               2,773,000       5.70         -         -          -         -
Exercised               (35,752)      4.25  (173,034)     3.13     (6,596)     2.75
Lapsed                   (5,606)      4.25   (53,234)     2.89          -         -
Canceled                (28,000)         -   (15,472)     4.03   (120,060)     3.92
                      ---------             --------             --------    ------

Outstanding at
  end of year         3,035,659   $   5.56   332,017    $ 4.25    573,757    $ 3.78
                      =========   ========  ========    ======   ========    ======

Options exercisable
 at end of year         290,659   $   4.25   332,017    $ 4.25    573,757    $ 3.78
                      =========   ========  ========    ======   ========    ======

         The following table summarizes information concerning options outstanding and exercisable at December 28, 2003:

                 Options Outstanding                 Options Exercisable
--------------------------------------------------  ---------------------
                              Weighted
                               Average    Weighted               Weighted
                              Remaining   Average                Average
   Range of       Number     Contractual  Exercise    Number     Exercise
Exercise Price  Outstanding  Life Years    Price    Exercisable   Price
--------------  -----------  -----------  --------  -----------  --------
     $ 4.25       290,659      4.62        $ 4.25     290,659     $ 4.25
     $ 5.70     l,601,000      9.00        $ 5.70           -     $ 5.70
     $ 5.70     1,144,000      9.54        $ 5.70           -     $ 5.70
                ---------      ----        ------     -------     ------
$4.25-$5.70     3,035,659      8.78        $ 5.56     290,659     $ 4.25
                =========      ====        ======     =======     ======

Note M - Employee Benefits

         Raytech Corporation sponsors both defined benefit plans and defined contribution plans for certain groups of employees. Raytech also provides a postretirement benefit plan, which covers the hourly workers at the Crawfordsville, Indiana, facility and certain other employees who qualify for benefits based on age and years of service.

         In connection with the Company's Chapter 11 proceedings, the Pension Benefit Guaranty Corporation filed certain motions claiming that Raytech Corporation was responsible for the funding and sponsorship of two Raymark Corporation pension plans. The Court ordered that Raytech was liable for the maintenance and funding of the underfunded pension plan obligations of Raymark Corporation. Raytech, based on the Court's order, assumed the role of Plan sponsor of the Raymark Plans upon the emergence from bankruptcy in April 2001.

         The U.S. Medicare Prescription Drug, Improvement and Modernization Act of 2003 is not expected to have a significant effect on the Company's postretirement benefit obligations.

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

         - The Company also sponsors certain defined contribution plans for salaried and hourly employees. The contributions are based on a percent of annual base compensation, the percentage ranging from 4% to 6%, dependent on performance to the annual Business Plan of Raytech Corporation. Company contributions to the defined contribution plans were $532 for 2003, $520 for 2002 and $409 for the period April 3, 2001 through December 30, 2001 (Successor Company). Contributions were $150 for the period January 1, 2001 through April 2, 2001 (Predecessor Company).

         - The Company also sponsors a Supplemental Executive Retirement Plan ("SERP"), a supplemental defined contribution plan pursuant to which the Company makes contributions for the benefit of its members of senior management in the amounts of 2% of salary and bonus up to $200 and 8% of salary and bonus over $200.
               Company contributions to the SERP were $36 for 2003 and $21 for 2002.

         The following information summarizes activities in the pension and postretirement benefit plans:

         RAYTECH PENSION PLAN

                                              December 28,  December 29,
                                                 2003          2002
                                                 ----          ----
Change in benefit obligations
Projected benefit obligations at
  beginning of year                             $ 6,844       $ 5,779
Service cost                                        429           344
Interest cost                                       494           395
Amendments                                          765             -
Actuarial loss                                      804           461
Benefits paid                                      (158)         (135)
                                                -------       -------
Projected benefit obligations at end of year    $ 9,178       $ 6,844
                                                =======       =======

Accumulated benefit obligation                  $ 8,544       $ 6,844
                                                =======       =======

Change in plan assets
Fair value of plan assets
  at beginning of year                          $ 5,474       $ 5,317
Actual return on plan assets                        270           292
Employer contribution                               296             -
Benefits paid                                      (158)         (135)
                                                -------       -------
Fair value of plan assets
  at end of year                                $ 5,882       $ 5,474
                                                =======       =======

Funded Status Reconciliation
Funded status                                   $(3,296)      $(1,370)
Unrecognized prior service cost                     704             -
Unrecognized actuarial loss                       1,769           923
                                                -------       -------
Net amount recognized                           $  (823)      $  (447)
                                                =======       =======

Amounts recognized in the statements of
  financial position consist of:
Accrued benefit liability                       $(2,662)      $(1,370)
Intangible asset                                    704             -
Accumulated other comprehensive loss              1,135           923
                                                -------       -------
Net amount recognized                           $  (823)      $  (447)
                                                =======       =======

Weighted average assumptions used to
  determine benefit obligations
 Discount rate                                     6.00%         6.50%
Rate of compensation increase                       n/a           n/a

Weighted average assumptions used to
  determine net periodic benefit cost
Discount rate                                      6.50%         7.00%
Expected return on plan assets                     6.00%         6.50%
 Rate of compensation increase                      n/a           n/a

Plan Assets
Mutual funds                                        100%          100%

         Due to the size of this plan, it was determined that the use of mutual funds would provide a reasonable return with a low risk. The overall yield in 2003 was 5%. In 2004, the Company intends to use one asset manager for both the Raytech and Raymark pension plans.

         The Company expects to contribute $.8 million to the Raytech pension plan in 2004.

                                              Successor Company                Predecessor Company
                                -------------------------------------------    -------------------
                                   For the Year Ended
                                --------------------------   For the Period       For the Period
                                December 28,  December 29,  April 3, 2001 to     January 1, 2001
 Net Periodic Benefit Expense       2003         2002       December 30, 2001    to April 2, 2001
 ----------------------------   ------------  ------------  -----------------    ----------------
Service cost                       $  429        $  344          $ 243              $   81
Interest cost obligations             494           395            265                  88
Expected return on plan assets       (330)         (315)          (208)                (65)
Amortization of prior
  service costs                        60             -              -                   9
Recognized actuarial loss              19             -              -                   -
                                   ------        ------          -----              ------
Total net periodic
  benefit cost                     $  672        $  424          $ 300              $  113
                                   ======        ======          =====              ======

                  In connection with the implementation of fresh-start reporting on April 2, 2001, the Company increased the value of the liability related to the Raytech pension plan by $.8 million to reflect the present value of future obligations.

Raytech German Pension

         The Company's German subsidiaries have an unfunded defined benefit plan covering certain employees.

        GERMAN PLAN

                                              December 28,  December 29,
                                                  2003          2002
                                                  ----          ----
Change in benefit obligations
Projected benefit obligations at
  beginning of year                             $ 3,177       $ 2,455
Service cost                                         72            75
Interest cost                                       194           154
Actuarial loss                                        6            47
Amendments                                           73             -
Benefits paid                                      (110)          (89)
Translation adjustment                              655           535
                                                -------       -------

Projected benefit obligations at end of year    $ 4,067       $ 3,177
                                                =======       =======

Accumulated benefit obligations                 $ 3,900       $ 3,037
                                                =======       =======

Change in plan assets
Fair value of plan assets
  at beginning of year                          $     -       $     -
Actual return on plan assets                          -             -
Employer contribution                               110            89
Plan participants' contributions                      -             -
Benefits paid                                      (110)          (89)
                                                -------       -------

Fair value of plan assets
  at end of year                                $     -       $     -
                                                =======       =======

                                              December 28,  December, 29
                                                  2003          2002
                                                  ----          ----
Funded Status Reconciliation
Funded status                                   $(4,067)      $(3,177)
Unrecognized prior service cost                      81             -
Unrecognized actuarial loss                         704           599
                                                -------       -------
Net amount recognized                           $(3,282)      $(2,578)
                                                =======       =======

Amounts recognized in the statements of
  financial position consist of:

Accrued benefit liability                       $(3,900)      $(3,037)
Accumulated other comprehensive loss                618           459
                                                -------       -------
Net amount recognized                           $(3,282)      $(2,578)
                                                =======       =======

         The German Plan is denominated in Euro's. As a result, the net amount recognized is impacted by the effect of the change in exchange rates year over year.

Weighted average assumptions used to
  determine benefit obligations
Discount rate                                      5.75%         6.00%
Rate of compensation increase                      2.50%         2.50%

Weighted average assumptions used to
    determine net periodic benefit cost
Discount rate                                      6.00%         7.00%
Expected return on plan assets                     0.00%         0.00%
Rate of increase in future compensation            2.50%         2.50%

                                            Successor Company                Predecessor Company
                              -------------------------------------------    -------------------
                                 For the Year Ended
                              ------------------------     For the Period       For the Period
                              December 28,  December 29,  April 3, 2001 to     January 1, 2001
Net Periodic Benefit Expense     2003         2002        December 30, 2001    to April 2, 2001
----------------------------  ------------  ------------  -----------------    ----------------
Service cost                       72          $  75           $  43                $  15
Interest cost                     194            154             107                   37
Amortization of net
  actuarial loss                    6             47               -                    -
                                  ---          -----           -----                -----
Total net periodic
  benefit cost                    272          $ 276           $ 150                $  52
                                  ===          =====           =====                =====

         The estimated pension contribution for 2004 is $.1 million.

         In connection with the implementation of fresh-start reporting on April 2, 2001, the Company increased the value of the liability related to the German pension plan by $.4 million to reflect the present value of future obligations.

    POSTRETIREMENT BENEFIT PLAN

                                                                              December 28,  December 29,
                                                                                 2003          2002
                                                                                 ----          ----
Change in benefit obligations
Benefit obligations at
  beginning of year                                                             $ 16,587      $ 13,815
Service cost                                                                         684           587
Interest cost                                                                      1,117         1,004
Plan participants' contributions                                                      26            25
Actuarial loss                                                                     1,931         1,514
Benefits paid                                                                       (636)         (358)
                                                                                --------      --------
Benefit obligations at end of year                                              $ 19,709      $ 16,587
                                                                                ========      ========

Change in plan assets
Fair value of plan assets
  at beginning of year                                                          $      -      $      -
Employer contribution                                                                610           333
Plan participants' contribution                                                       26            25
Benefits paid                                                                       (636)         (358)
                                                                                --------      --------
Fair value of plan assets
  at end of year                                                                $      -      $      -
                                                                                ========      ========

Funded Status Reconciliation
Funded status                                                                   $(19,709)     $(16,587)
Unrecognized actuarial loss                                                        4,007         2,185
                                                                                --------      --------
Net amount recognized                                                           $(15,702)     $(14,402)
                                                                                ========      ========

Amounts recognized in the
  statements of financial
  position consist of:

Accrued benefit liability                                                       $(15,702)     $(14,402)
                                                                                ========      ========

Weighted average assumptions used to determine benefit obligations
Discount rate                                                                        6.0%         6.50%
Rate of compensation increase                                                       5.00%         5.00%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate                                                                       6.50%         7.00%
Expected return on plan assets                                                       n/a           n/a
Rate of compensation increase                                                       5.00%         5.00%

Assumed healthcare cost trend rates
Assumed healthcare cost trend rate for next year                                    8.50%         7.50%
Rate at which cost is assumed to decline                                            4.50%         5.00%
Year that the rate reaches the ultimate trend rate                                  2012          2008

The Company expects to contribute $.6 million to the postretirement benefit plan in 2004.

         Sensitivity Analysis, Postretirement Benefits:

         For measurement purposes, a 8.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2004. This rate was assumed to decrease gradually to 4.5% through 2012 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate the impact, increasing or decreasing the assumed health care cost trend rates by 1 percentage point in each year would have the following effects:

                              1 Percentage Point     1 Percentage Point
                                   Increase              Decrease
                               2003       2002         2003      2002
                               ----       ----         ----      ----
Effect on total of service
  and interest cost
  components of expense       $   176    $  152      $  (154)  $  (134)
Effect on accumulated post-
  retirement benefit
  obligations                 $ 1,609    $1,347      $(1,427)  $(1,201)

                                            Successor Company                Predecessor Company
                              -------------------------------------------    -------------------
                                 For the Year Ended
                              --------------------------   For the Period        For the Period
                              December 28,  December 29,   April 3, 2001 to      January 1, 2001
Net Periodic Benefit Expense     2003         2002        December 30, 2001     to April 2, 2001
----------------------------  ------------  ------------  -----------------     ----------------
Service cost                    $   684        $  587          $   399               $ 133
Interest cost                     1,117         1,004              670                 224
Amortization of prior
  service cost                        -             -                -                   1
Amortization of net
  actuarial gain (loss)             109             -                -                  (3)
                                -------        ------          -------               -----
Total net periodic benefit
  cost                          $ 1,910        $1,591          $ 1,069               $ 355
                                =======        ======          =======               =====

         In connection with the implementation of fresh-start reporting on April 2, 2001, the Company decreased the value of the liability of the postretirement benefit plan by $1.3 million to reflect the present value of future obligations.

       RAYMARK PENSION PLANS

                                                 December 28,  December 29,
                                                     2003          2002
                                                     ----          ----
Change in benefit obligations
Projected benefit obligations at
  beginning of year                                $ 34,900      $ 36,199
Interest cost                                         2,194         2,268
Actuarial (gain) loss                                 3,529          (936)
Benefits paid                                        (2,638)       (2,631)
                                                   --------      --------
Projected benefit obligations at end of year       $ 37,985      $ 34,900
                                                   ========      ========

Accumulated benefit obligations                    $ 37,985      $ 34,900
                                                   ========      ========

Change in plan assets
Fair value of plan assets at beginning of year     $ 18,462      $ 16,215
Actual return (loss) on plan assets                   3,208        (1,262)
Employer contribution                                 6,872         6,140
Benefits paid                                        (2,638)       (2,631)
                                                   --------      --------
Fair value of plan assets at end of year           $ 25,904      $ 18,462
                                                   ========      ========

Funded Status Reconciliation
Funded status                                      $(12,081)     $(16,438)
Unrecognized actuarial loss                          11,204         9,555
                                                   --------      --------
Net amount recognized                              $   (877)     $ (6,883)
                                                   ========      ========

Amounts recognized in the statements of
  financial position consist of:

Accrued benefit liability                          $(12,081)     $(16,438)
Accumulated other comprehensive loss                 11,204         9,555
                                                   --------      --------
Net amount recognized                              $   (877)     $ (6,883)
                                                   ========      ========

Weighted average assumptions used to
  determine benefit obligations
Discount rate                                          5.50%          6.5%
Rate of compensation increase                           n/a           n/a

Net Periodic Benefit Expense
Interest cost                                      $  2,194      $  2,268
Expected return on plan assets                       (1,616)       (1,324)
Recognized actuarial loss                               288            95
                                                   --------      --------
Total net periodic benefit cost                    $    866      $  1,039
                                                   ========      ========

Weighted average assumptions used to
  determine net periodic benefit cost
Discount rate                                          6.50%         7.00%
Expected return on plan assets                         8.00%         8.00%
Rate of compensation increase                           n/a           n/a

Plan Assets
Equity securities                                        55%           46%
Debt securities                                          36            48
Other                                                     9             6
                                                   --------      --------
                                                        100%          100%
                                                   ========      ========

The plans' current asset distribution reflects the increase in equity securities in 2003 compared to 2002 as the equity markets have improved. The overall yield in 2003 was 14%. The Company intends to use one asset manager in 2004 for both the Raymark and Raytech pension plans.

The Company expects to contribute $4.4 million to the Raymark pension plan in 2004.

Note N - Commitments

         The Company leases office space in Indianapolis, Indiana; Peoria, Illinois; Floral Park, New York; Leverkusen, Germany; Shelton, Connecticut, and warehouse space in Sullivan, Indiana. Rental expense amounted to $1,172 for the year ended December 28, 2003, $1,570 for the year ended December 29, 2002, $914 for the period April 3, 2001 to December 30, 2001 (Successor Company) and $313 for the period January 1, 2001 to April 2, 2001 (Predecessor Company). The Company also leases various machinery and equipment.

         The approximate future minimum rental payments as of December 28, 2003 were as follows:

2004           $  886
2005              756
2006              448
2007              336
2008              189
After 2008      1,840
               ------
               $4,455
               ======

Note O - Comprehensive Income

         The components of and changes in accumulated other comprehensive (loss) income are as follows:

                                       Foreign       Minimum     Accumulated
                                       Currency      Pension        Other
                                     Translation    Liability   Comprehensive
                                     Adjustments   Adjustments  (Loss) Income
                                     -----------   -----------  -------------
PREDECESSOR COMPANY
Balance December 31, 2000               $ (926)      $   (292)      $(1,218)
  Changes during the period                926            292         1,218
                                        ------       --------       -------
Balance April 2, 2001                   $    -       $      -       $     -
                                        ======       ========       =======

SUCCESSOR COMPANY

Balance April 2, 2001                   $    -       $      -       $     -
  Changes during the period               (272)        (8,439)       (8,711)
                                        ------       --------       -------
Balance December 30, 2001                 (272)        (8,439)       (8,711)
  Changes during the year                2,202         (2,138)           64
                                        ------       --------       -------
Balance December 29, 2002                1,930        (10,577)       (8,647)
  Changes during the year                2,111         (2,020)           91
                                        ------       --------       -------
Balance December 28, 2003               $4,041       $(12,597)      $(8,556)
                                        ======       ========       =======

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

         In 2003, the Company recorded a deferred tax asset of $143 thousand associated with the additional minimum pension liability recorded for the Raytech and German pension plans. Due to the limitation on the realizability of the deferred tax assets, the Company recorded an increase to the valuation allowance for this amount.

         The $583 thousand additional minimum pension liability recorded during 2002 for the Raytech and German pension plans is net of taxes of $360 thousand. No tax benefit was provided for the future tax deduction associated with the additional minimum pension liability recorded for the Raytech and German pension plans for the periods April 3, 2001 to December 30, 2001 (Successor Company) and January 3, 1999 to April 2, 2001 (Predecessor Company) due to the limitations on the realizability of deferred tax assets.

         The tax benefits resulting from any tax deductions relating to the Raymark Pension Plan have been assigned to the PI Trust in accordance with the Plan, and

Note O, continued

therefore, Raytech will not receive the future tax deduction. Accordingly, the future tax deduction relating to the minimum pension liability for the fiscal years 2003 and 2002 and for the period April 3, 2001 to December 30, 2001 (Successor Company) was recorded as a deferred tax asset with a corresponding payable to the PI Trust.

Note P - Research and Development

         Cost of research and new product development amounted to $7,207 for 2003, $7,318 for 2002, $5,314 for the period April 3, 2001 to December 30, 2001
(Successor Company) and $1,726 for the period January 1, 2001 to April 2, 2001 (Predecessor Company). All of the aforementioned costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note Q - Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The primary businesses of the Company are the automotive and heavy duty equipment markets and the related aftermarkets within the United States, Europe and Asia. At December 28, 2003 and December 29, 2002, the Company's five largest uncollateralized receivables represented approximately $8.3 million or 33.7% and $10.9 million or 40.9%, respectively, of the Company's trade accounts receivable balance. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note R - Statements of Cash Flows

         The following table sets forth certain supplemental disclosures of cash flow information:

                                                       Successor Company                   Predecessor Company
                                         ----------------------------------------------    -------------------
                                            For the Year Ended
                                         --------------------------     For the Period       For the Period
                                         December 28,  December 29,    April 3, 2001 to      January 1, 2001
                                            2003          2002        December 30, 2001     to April 2, 2001
                                         -----------   ------------   -----------------     ----------------
Cash paid during the period for:
    Income taxes                          $  1,582       $  1,874          $  1,800          $     61
    Interest                                 1,792            746               839               306
Other non-cash activities:
    PP&E in accounts payable
      or under capital lease                 1,399            933               549              (769)
    Deferred payable to the
      PI Trust                             (27,743)           597             5,123            36,636
    Minimum pension liability                2,020          2,498             8,439                 -

Note S - Related Parties

         In 1990 and 1991, RPI, a subsidiary of the Company, and owner of all of the common stock of APC, sold approximately 45% of common stock of APC to a group of outside investors for the purpose of providing needed financing of APC's business activities. In January 2002, approximately 40% of the common stock of APC was acquired by Raymark from minority shareholders. Raymark is in bankruptcy and controlled by a court appointed trustee. With the majority of the creditors of Raymark being asbestos-related claimants, it is anticipated that the assets of Raymark, including the 40% of APC's common stock, will be transferred to the PI Trust that owns approximately 83% of Raytech, a related party. Raytech directors Richard Lippe and Archie Dykes are Trustees of the PI Trust and director Robert Carter is the Legal Representative of the PI Trust.

         During 1998 and 1997, the Company purchased yarn from Universal Friction Composites ("UFC"), a company that is in bankruptcy which was consolidated with the Raymark bankruptcy in January 2002. With the majority of the creditors of UFC being asbestos-related claimants, it is anticipated that the assets of UFC will be transferred to Raytech's personal injury trust that owns approximately 83% of Raytech, a related party. At December 28, 2003, and December 29, 2002.

         In 1998, the Company acquired manufacturing equipment from UFC for $1,051, of which $907 is included in accounts payable at December 28, 2003, and December 29, 2002.

         Also see discussion regarding Raymark in Note A.

Note T - Supplementary Financial Statement Information at the end of the
         Fiscal Year

                                              December 28,        December 29,
                                                  2003                2002
                                              ------------        ------------
OTHER CURRENT ASSETS

Deferred income taxes                           $ 3,618             $  2,532
Non-trade receivables                             1,336                  541
Prepaid insurance                                   816                  145
Other                                                 -                1,860
                                                -------             --------
                                                $ 5,770             $  5,078
                                                =======             ========
ACCRUED LIABILITIES

Property taxes                                  $ 3,771             $  3,625
Wages and other compensation and
  related taxes                                   6,421                7,808
Income taxes payable                              2,713                2,409
Employee benefits                                 2,826                1,313
Environmental cleanup                             6,174                7,023
Other                                             4,731                4,080
                                                -------             --------
                                                $26,636             $ 26,258
                                                =======             ========

                                          Successor Company                Predecessor Company
                            --------------------------------------------   -------------------
                               For the Year Ended
                            ------------------------    For the Period       For the Period
                            December 28, December 29,  April 3, 2001 to      January 1, 2001
                               2003         2002       December 30, 2001     to April 2, 2001
                            -----------  -----------   -----------------     ----------------
ALLOWANCE FOR BAD DEBTS

Beginning balance             $   824      $   729          $ 1,234             $ 1,234
Provisions                        454          239              130                 143
Charge-offs                       (28)        (144)            (635)               (143)
                              -------      -------          -------             -------
Ending balance                $ 1,250      $   824          $   729             $ 1,234
                              =======      =======          =======             =======

                                              Successor Company                  Predecessor Company
                               ----------------------------------------------    -------------------
                                   For the Year Ended
                               --------------------------    For the Period         For the Period
                               December 28,  December 29,   April 3, 2001 to        January 1, 2001
                                  2003          2002        December 30, 2001      to April 2, 2001
                               -----------   ------------   -----------------      ---------------
OTHER INCOME, NET

Interest income                  $    165       $    342        $    474             $    106
Reduction of payable to
  PI Trust                         27,743              -               -                    -
Loss on the disposal of
  fixed assets                     (1,443)           (91)           (133)                  (6)
Other income, net                     294            278              63                  135
                                 --------       --------        --------             --------

                                 $ 26,759       $    529        $    404             $    235
                                 ========       ========        ========             ========

Note U - Summarized Quarterly Financial Data (Unaudited)

                                              2003 Fiscal Quarters Ended
                                    ------------------------------------------------
                                     March 30   June 29   September 28   December 28
                                     --------   -------   ------------   -----------
                                       (in thousands except share and market data)
Net sales                           $ 55,735   $ 54,093     $ 47,878      $ 48,159
Gross profit                           8,885      8,136        5,537         3,568
Income (loss) before
  income taxes and
  minority interest                      384     (1,906)      15,124       (52,671)
Net loss                                 (73)    (1,539)     (17,066)      (47,765)
Basic loss per
  share                                  .00       (.04)        (.41)        (1.14)
Diluted loss per
  share                                  .00       (.04)        (.41)        (1.14)
Market range:
  -high                                 7.22       8.20         4.85          3.94
  -low                                  4.15       3.00         3.23          3.15

         During the fiscal quarter ended December 28, 2003, the Company recorded certain adjustments that specifically impacted the comparability of quarterly results. The most significant of which was a charge of $48.8 million for the impairment of goodwill and other intangible assets of $37.8 million and an impairment charge to long-lived assets of $11.0 million. Further, the Company recorded an inventory reserve of $1.2 million related to certain parts that are sold below the cost of production. In addition, a reversal of $1.9 million for an over- accrual of property taxes was recorded.

         During the fiscal quarter ended September 28, 2003, the Company recognized income of $23.7 million and a corresponding amount in the income tax provision related to the reduction of the deferred payable to the PI Trust as a result of the establishment of a valuation allowance of an equal amount against the deferred tax asset that will inure to the benefit of the PI Trust in accordance with the Tax Assignment and Assumption Agreement. See Note I - Income Taxes for more details.

                                              2002 Fiscal Quarters Ended
                                    -----------------------------------------------
                                     March 31   June 30   September 29  December 29
                                     --------   -------   ------------  -----------
                                       (in thousands except share and market data)
Net sales                           $ 52,709   $ 55,305    $ 51,740       $ 50,112
Gross profit                          10,525     11,086       8,566          6,594
Income (loss) before
  income taxes and
  minority interest                    2,833      2,331      (4,803)        (2,047)
Net income (loss)                      1,330      1,070      (3,189)        (2,036)
Basic earnings (loss) per
  share                                  .03        .03        (.08)          (.05)
Diluted earnings (loss) per
  share                                  .03        .03        (.08)          (.05)
Market range:
  -high                                 4.65       9.12        9.30           8.25
  -low                                  2.35       3.85        4.85           4.98

         Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

         The Company determined subsequent to the filing of the Form 10-Q for the quarter ended September 29, 2002 that depreciation expense had been overstated in both the second quarter filing, at June 30, 2002, by $475 and in the third quarter filing, at September 29, 2002, by $368. The quarterly reporting herein reflects the corrected amounts for the quarters ended June 30, 2002 and September 29, 2002.

Note V - Formation of Raytech Corporation, Sale of Raymark,
         Chapter 11 Proceeding and Emergence from Bankruptcy

         Raytech was incorporated in June, 1986 in Delaware and held as a subsidiary of Raymark. In October 1986, Raytech became the publicly traded
(NYSE) holding company of Raymark stock through a triangular merger restructuring plan approved by Raymark's shareholders whereby each share of common stock of Raymark was automatically converted into a share of Raytech common stock. In May 1988, Raytech divested all of the Raymark stock.

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

         As a result of the referenced Court rulings, in October, 1998 Raytech reached a tentative settlement with its creditors for a consensual plan of reorganization (the "Plan"), providing for all general unsecured creditors including all asbestos and environmental claimants to receive 90% of the equity in Raytech in exchange for their claims. As such, the PI Trust established under
Note V, continued

the Bankruptcy Code would receive approximately 83% of the equity of Raytech and the Governments and others would receive approximately 7% of the equity of Raytech. In addition, any and all refunds of taxes resulting from the implementation of the Plan would be paid to the PI Trust. The existing equity holders in Raytech were to retain 10% of the equity in Raytech.

         As a result of the final estimation of allowed claims, Raytech recorded asbestos claims of $6.8 billion, Government claims of $431.8 million, pension liability claims of $16.0 million and retiree benefit claims of $2.5 million during 2000. The total estimated amount of allowed claims was $7.2 billion.

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

         In addition, Raytech had assumed the liability for the Raymark pension plan claim. In September 2002 with the final Court decision denying Raytech's appeal, the Company assumed the administration of the plans. It has been represented to Raytech by the Raymark Trustee that the retiree benefit claim will be retained by Raymark. Settlement of the Raymark claims resulted in cancellation in full of the Raymark debt and accrued interest of $12.0 million and a commitment of Raytech to backstop the Raymark Trustee for professional fees in the event the Raymark Trustee has insufficient recovery of funds for such purposes up to $1 million. At December 28, 2003, the Company has $1 million included in accrued liabilities related to this commitment.

         See Note W - Fresh-Start Reporting.

Note W - Fresh-Start Reporting

         The Effective Date of the Company's emergence from bankruptcy was April 18, 2001; however, for accounting purposes it is considered to be the close of business on April 2, 2001. As of April 2, 2001, the Company adopted fresh-start reporting pursuant to the guidance provided by SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." In accordance with fresh-start reporting, all assets and liabilities were recorded at their respective fair market values. The fair value of substantially all of the Company's property, plant and equipment and identifiable intangible assets were determined by independent third-party appraisers.

         The reorganization value of the Successor Company was determined based on the equity value (which represents enterprise value less debt) of the Successor Company plus the Successor Company's outstanding liabilities. The reorganization value was approximately $324 million, which was approximately $35 million in excess of the aggregate fair value of the Company's tangible and identifiable intangible assets. Such excess is classified as goodwill in the accompanying Consolidated Balance Sheet and is being accounted for in accordance with SFAS No. 142, (see Note E - Goodwill and Intangible Assets).

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

         The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of April 2, 2001:

                              Adjustments to Record
                   Effectiveness of the Plan of Reorganization
                                 (in thousands)

                                   Predecessor                                        Reorganized
                                  Balance Sheet  Reorganization       Fresh-Start     Balance Sheet
                                  April 2, 2001    Adjustments        Adjustments     April 2, 2001
                                  -------------    -----------        -----------     -------------
ASSETS
Current assets
  Cash and cash equivalents        $    11,371   $       (2,500)(a)    $              $       8,871
  Restricted cash                        1,986            2,500 (a)                           4,486
  Trade accounts receivable             29,207                                               29,207
  Inventories                           32,590                             5,923 (b)         38,513
  Income taxes receivable                    -           37,877 (c)                          37,877
  Other current assets                   6,134                            (2,381)(f)          3,753
                                   -----------   --------------        ---------      -------------
      Total current assets              81,288           37,877            3,542            122,707
                                   -----------   --------------        ---------      -------------
Net property, plant and
  equipment                             82,138                            30,823 (d)        112,961
Goodwill                                18,923                            15,844 (e)         34,767
Other intangible assets                    375                            39,316 (g)         39,691
Deferred income taxes                  137,202          (99,341)(f)(c)   (27,308)(f)         10,553
Other assets                             2,957                                                2,957
                                   -----------   --------------        ---------      -------------
Total assets                       $   322,883   $      (61,464)       $  62,217      $     323,636
                                   ===========   ==============        =========      =============

LIABILITIES
Current liabilities
  Notes payable and current
    portion of long-term debt      $    12,144   $                     $              $      12,144
  Raymark debt                          10,709          (10,709)(h)                               -
  Current portion of pension
    obligations                            353            8,500 (j)          134 (k)          8,987
  Accounts payable                      14,220            2,500 (a)                          16,720
  Accrued liabilities                   20,501             (275)(i)                          20,226
  Payable to PI Trust                      -             37,877 (c)                          37,877
                                   -----------   --------------        ---------      -------------
    Total current liabilities           57,927           37,893              134             95,954
                                   -----------   --------------        ---------      -------------
Liabilities subject to
  compromise                         7,211,433       (7,211,433)(j)                               -
Long-term debt                           8,536                                                8,536
Pension obligations                      1,636           10,000 (j)       (6,916)(k)          4,720
Postretirement benefits
  other than pensions                   13,404                            (1,308)(k)         12,096
Deferred payable to the PI Trust             -           36,636 (c)                          36,636
Other long-term liabilities              7,654                              (312)(f)          7,342
                                   -----------   --------------        ---------      -------------
Total liabilities                    7,300,590       (7,126,904)          (8,402)           165,284
                                   -----------   --------------        ---------      -------------
    Total shareholders'
      (deficit) equity              (6,977,707)       7,065,440 (l)       70,619 (m)        158,352
                                   -----------   --------------        ---------      -------------
Total liabilities and
  shareholders' (deficit) equity   $   322,883   $      (61,464)       $  62,217      $     323,636
                                   ===========   ==============        =========      =============

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

e) The unamortized balance of goodwill of the Predecessor Company has been eliminated. Reorganization value in excess of amounts allocable to identifiable assets has been classified as goodwill. The goodwill is being accounted for in accordance with SFAS No. 142 (see Note E - Goodwill and Intangible Assets).

f) Deferred tax assets and liabilities have been adjusted for the settlement of the liabilities subject to compromise and the recording of deferred taxes relating to the differences in book and tax bases of assets and liabilities after applying fresh start reporting. The Company has used a statutory tax rate, which approximates the Company's historic tax rate.

g) Other intangible assets have been adjusted to reflect their fair values as determined by an independent valuation (see Note E - Goodwill and Intangible Assets).

h) Raymark debt has been canceled to reflect the resolution of the claims on the Effective Date.

i) Accrued liabilities have been adjusted to reflect the $1 million backstop commitment agreed to as a result of the settlement of the Raymark debt (see Note X), the write-off of accrued interest on the Raymark debt ($2.2 million), and an accrual for bankruptcy-related fees ($.9 million) that were recorded against the Raymark debt in accordance with the previous indemnification between Raymark and the Company prior to the effective date.

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

NOTE X - Reorganization Items

         Reorganization (expense) income included in the accompanying Consolidated Statements of Operations consists of the following items:

                                  Successor Company    Predecessor Company
                                  -----------------    -------------------
                                   For the Period        For the Period
                                  April 3, 2001 to       January 1, 2001
                                  December 30, 2001      to April 2, 2001
                                  -----------------    -------------------
Fresh-start adjustments                $    -              $   99,996
  Gain on the settlement of
  liabilities subject
  to compromise                             -               7,058,900
Professional fees                        (784)                      -
                                       ------              ----------
                                       $ (784)             $7,158,896
                                       ======              ==========

         The fresh-start adjustments are discussed in Note W - Fresh-Start Reporting. The professional fees listed above include accounting, legal, consulting, appraisal and other miscellaneous services associated with the implementation of the Plan. There were no reorganization items for any periods prior to April 2, 2001 due to the indemnification agreement between Raytech and Raymark, which allowed for all bankruptcy-related costs to be offset against the outstanding Raytech debt to Raymark.

         As a result of the consummation of the Plan, the Company recognized a gain on the settlement of liabilities subject to compromise and related items, net on April 2, 2001 as follows:

Settlement of liabilities subject
    to compromise                              $ 7,211,433
Assumption of pension-related obligations          (18,500)
Settlement of Raymark debt                          11,984
Cash payment to the PI Trust                        (2,500)
Back-stop settlement with Raymark                   (1,000)
Issuance of common stock                          (142,517)
                                               -----------
    Gain on settlement of liabilities
      subject to compromise and related
      items, net                               $ 7,058,900
                                               ===========

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Raytech Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 41 present fairly, in all material respects, the financial position of Raytech Corporation and its subsidiaries (the "Company") at December 28, 2003 and December 29, 2002 (Successor Company), and the results of their operations and their cash flows for the fiscal years ended December 28, 2003, December 29, 2002, the period April 3, 2001 to December 30, 2001 (Successor Company) and the period January 1, 2001 to April 2, 2001 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note V to the consolidated financial statements, effective April 18, 2001, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court and adopted fresh-start accounting as further discussed in Notes A and W to the consolidated financial statements. Accordingly, the consolidated financial statements for the periods subsequent to the reorganization (Successor Company financial statements) are not comparable to the consolidated financial statements for the prior period (Predecessor Company financial statements).

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13 and Technical Corrections" ("SFAS 145") in 2003. Accordingly, the gain on settlement of debt and the gain on settlement of liabilities subject to compromise settlement of liabilities and reorganization items that previously were classified as extraordinary items have been reclassified as operating items within the consolidated statements of operations of the Company for the period April 3, 2001 to December 30, 2001 (Successor Company) and the period January 1, 2001 to April 2, 2001 (Predecessor Company), for presentation purposes in accordance with SFAS 145.


PricewaterhouseCoopers LLP

April 8, 2004

Hartford, Connecticut
April , 2004

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         Not applicable

Item 9a. Controls and Procedures

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

         (b) There has been no change during the year ended December 28, 2003 in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

         Set forth below are the names of all directors, together with their ages as of March 1, 2004, principal occupations and business experience during the last five years, present directorships, and the year each first became a director.

                               Principal Occupation
                                Business Experience
                                During Last 5 Years         First
                                    and Present             Became
      Name            Age          Directorships           Director
      ----            ---  -----------------------------   --------
Albert A. Canosa      58   President and Chief               1998
                           Executive Officer,
                           Raytech Corporation;
                           Trustee, Quinnipiac
                           University; Director,
                           The Marlin Firearms
                           Company

Robert F. Carter      58   Attorney, Carter &                2001
                           Civitello

Archie R. Dykes       73   Chairman and Chief                2002
                           Executive Officer,
                           Fleming Companies, Inc.,
                           a food distribution company,
                           since 2003; Chairman and
                           Chief Executive Officer of
                           Capital City Holdings, Inc.,
                           an investment company, from
                           1988-2003; Director, Midas,
                           Inc. and PepsiAmericas, Inc.

Kevin S. Flannery     59   President, Whelan                 2001
                           Financial Corporation,
                           a financial consulting
                           company; Chairman,
                           Telespectrum, Inc.;
                           Director, Geneva
                           Steel Corporation and
                           Redback Networks, Inc.

                               Principal Occupation
                                Business Experience
                                During Last 5 Years         First
                                    and Present             Became
      Name            Age          Directorships           Director
      ----            ---  -----------------------------   --------

David N. Forman       66   President, DBL Land               2002
                           Company, a real estate
                           developer, builder and
                           consultant

John H. Laeri, Jr.    68   Chairman, Meadowcroft             2001
                           Associates, Inc.,
                           investment bankers;
                           Director, President and
                           Chief Executive Officer,
                           The GolfCoach, Inc., a
                           golf products distributor;
                           Director and member of the
                           Audit Committee of UNR
                           Asbestos Disease Trust and
                           Claims Processing
                           Facility, Inc.

Stanley J. Levy       69   Attorney, Levy, Phillips          2001
Chairman of the            & Konigsberg LLP
Board

Richard A. Lippe      65   Attorney, Meltzer, Lippe,         2002
                           Goldstein & Schlissel,
                           P.C.

Gene Locks            66   Attorney, Greitzer and Locks      2001

John J. Robbins       64   Accountant, retired               2003
                           partner of Kenneth
                           Leventhal and Company;
                           Director and member of
                           the Audit Committee of
                           Hovnanian Enterprises,
                           Inc., since 2001

Directors' Compensation

         The directors' compensation includes the following annual retainers:

Chairman of the Board Retainer             $ 75,000
Other Directors Retainer                     25,000
Additional Audit Committee Chair Retainer    10,000
Additional Other Committee Chair Retainer     5,000
Additional Audit Committee Member
    (Non-Chair) Retainer                      4,000
Additional Other Committee Member
    (Non-Chair) Retainer                      2,000

In addition, each director receives $1,500 for each directors meeting attended and $1,500 for each committee meeting attended. There is no minimum attendance rule and any director that misses all meetings would receive the annual retainer but no meeting fees.

Audit Committee

         Raytech has a standing Audit Committee, consisting of directors John J. Robbins (Chairman), Kevin S. Flannery, and David N. Forman, established by the Board of Directors for the purpose of overseeing the accounting and financial reporting processes and audits of the financial statements of Raytech. The Audit Committee complies with the corporate governance rules of the New York Stock Exchange ("NYSE") applicable to Audit Committees and all of its members are "independent," as defined in the NYSE Listing Standards.

Audit Committee Financial Expert

         The Board of Directors has determined that it has at least one "audit committee financial expert," as defined in Regulation S-K of the Securities and Exchange Commission ("SEC"), serving on its Audit Committee. The Board of Directors has determined that the Chairman of the Audit Committee, John J. Robbins, is an audit committee financial expert and that Mr. Robbins is "independent," as defined in NYSE Listing Standards.

Executive Officers

         Set forth below are the names of all executive officers, of which the Company has only four, including the CEO, together with their ages as of March 1, 2004, principal occupations and business experience during the last five years, and the year in which each first became an officer.

                                                                First Became
    Name                 Age           Positions Held             Officer
    ----                 ---    ------------------------------  ------------
Albert A. Canosa         58     President and                       1986
                                Chief Executive
                                Officer

John B. Devlin           52     Vice President,                     1998
                                Treasurer and Chief
                                Financial Officer

Edgar P. DeVylder        59     Vice President, Administration      2002
                                General Counsel and Secretary
                                since 2002; Previously,
                                Partner, Pepe & Hazard,
                                2001-2002; Counsel, Cummings &
                                Lockwood, 2000-2001; Vice
                                President, General Counsel and
                                Secretary, BTR, Inc.,
                                1988-1999

Harold L. Pope           56     Vice President since 2002;          2002
                                previously General Manager,
                                AAC-Belcan, 2001-2002; Vice
                                President, Automated Analysis
                                Corporation, 1997-2001,
                                engineering staffing and
                                consulting firms

Item 11. Executive Compensation

Summary Compensation Table:

            The following Summary Compensation Table identifies compensation paid to the Chief Executive Officer and the three other executive officers for 2003 and the two prior years:

         Long-Term

                                                      Compensation
                                                    ---------------
                             Annual Compensation    Awards   Payouts
                             -------------------    -------  ------    All Other
 Name/                        Salary       Bonus    Options   LTIP    Compensation
Position               Year     ($)         ($)        #        $        ($)(1)
--------               ----   -------      -----    -------   ----    ------------
Albert A. Canosa       2003   402,744 (2)    -      800,000     -        50,444
President and Chief    2002   321,352        -            -     -        58,779
Executive Officer      2001   311,352        -            -     -        12,248

John B. Devlin         2003   214,424        -      267,000     -        27,310
Vice President,        2002   187,377        -            -     -        32,963
Treasurer and          2001   168,451        -            -     -         8,439
Chief Financial
Officer

Edgar P. DeVylder(3)   2003   196,633        -      267,000     -        12,324
Vice President,        2002    14,295        -            -     -           285
Administration,        2001         -        -            -     -             -
General Counsel
and Secretary

Harold L. Pope(4)      2003   176,983        -      267,000     -        80,214
Vice President         2002    30,121        -            -     -           431
                       2001         -        -            -     -             -

(1) The numbers stated include the Company's contributions to Messrs. Canosa, Devlin, DeVylder and Pope under its employee 401(k)plan in the amounts of $8,000, $7,518, $7,659 and $7,044, respectively, for 2003;
         $8,000, $6,937, $0 and $0, respectively, for 2002, and in the amounts of $6,800, $6,742, $0, and $0, respectively, for 2001. This column also includes the following contributions by the Company to the Senior Executive Retirement Plan, a supplemental defined contribution plan for senior management, for the benefit of Messrs. Canosa, Devlin, DeVylder and Pope in the amounts of $19,666, $4,980, $3,913 and $3,522, respectively, for 2003; and $12,908, $3,748, $285 and $431, respectively, for 2002. "All Other Compensation" includes executive life and disability insurance for Messrs. Canosa, Devlin, DeVylder and Pope of $19,828, $4,360, $752 and $651, respectively, for 2003, and
         $19,204, $3,790, $0 and $0, respectively, for 2002. The column also includes country club dues for Mr. Devlin of $1,713 for 2003 and for Messrs. Canosa and Devlin $7,764 and $10,414 for 2002. The column also includes personal use of company cars of $2,950, $8,741 and $2,153 for Messrs. Canosa, Devlin and Pope, respectively, for 2003 and $10,903 and $8,074 for Messrs. Devlin and Canosa, respectively for 2002. and in the case of Mr. Pope, relocation compensation of $66,844.

(2) This number includes a retroactive salary adjustment of $45,000 for 2002 that was paid in March 2003.

(3)      Mr. DeVylder was hired in December 2002.

(4)      Mr. Pope was hired in November 2002.

         Each of the executive officers has a termination pay agreement that applies if (a) the company terminates his employment (except where he is terminated for cause, as defined), (b) he terminates his employment due to (i) a significant diminution in his position, authority, duties or responsibilities, (ii) a material reduction in base salary, opportunity to earn annual bonuses other than as a result of adverse changes in the company's operating results, or other compensation or benefits, or (iii) relocation of his place of business by more than 35 miles from his previous place of business without his consent, or (c) his employment is terminated by death or disability (a "Qualifying Termination"). These agreements remain in effect for one year after a change in control of the Company, which is defined as the Company ceasing to be a public company, any person acquiring more than 25% of the outstanding common stock, or the shareholders approving a merger in which the Company is not the surviving entity or a sale of all or substantially all of the assets of the Company or of the Company and its majority-owned subsidiaries. If the termination pay becomes applicable, the Company will pay the executive 1 1/2 times (i) his annual base salary then in effect plus (ii) the average annual bonus awarded to him for the preceding three years, and continue his medical, life and other benefits for 2 1/2 years or until he obtains coverage from another employer. One-half of the severance payment is subject to mitigation, i.e. will not be paid to the extent the executive has been paid for other employment.

Option Grants in Last Fiscal Year

                                                                               Potential Realizable
                   Number of Shares    Percent of                                Value at Assumed
                       Underlying    Total Options   Exercise                 Annual Rates of Stock
                       Options         Granted to      Price     Expiration   Price Appreciation For
     Name              Granted         Employees     ($/Share)      Date          Option Term ($)
     ----          ----------------  -------------   ---------   ----------   ----------------------
                                                                                 5%            10%
                                                                                ---        ---------
Albert A. Canosa        800,000          29.15          5.70      12/31/12       0         1,648,000

John B. Devlin          267,000           9.73          5.70      12/31/12       0           550,020

Edgar P. DeVylder       267,000           9.73          5.70      12/31/12       0           550,020

Harold L. Pope          267,000           9.73          5.70      12/31/12       0           550,020

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

                                                           Value of
                                          Number of       Unexercised
                                         Unexercised      In-the-Money
                    Shares                 Options          Options
                   Acquired              at 12/28/03      at 12/28/03
                      on       Value    Exercisable/     Exercisable/
                   Exercise  Realized   Unexercisable    Unexercisable
      Name           (#)        ($)          (#)              ($)
      ----         --------  --------  ---------------   -------------
Albert A. Canosa      -          -     126,363/800,000       0/0

John B. Devlin        -          -        0/267,000          0/0

Edgar P. DeVylder     -          -        0/267,000          0/0

Harold L. Pope        -          -        0/267,000          0/0

Section 16(a) Beneficial Ownership Reporting Compliance

         Based upon a review of the filings furnished to the Company and on representations from its directors and executive officers, the directors and executive officers of the Company and holders of more than 10% of the Company's Common Stock complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year 2003.

Code of Ethics

         Raytech has adopted a code of ethics, the Code of Business Conduct, that applies to all directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The Code of Business Conduct is posted on the Company's Website, www.raytech.com, and is available in print to any shareholder by contacting Edgar P. DeVylder, Raytech Corporation, Suite 295, Four Corporate Drive, Shelton, CT 06484.

Performance Table

         The following table compares the Company's cumulative total shareholder return on its common stock with certain indexes and peer groups for a five-year period:

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                 AMONG RAYTECH CORPORATION, RUSSELL 2000 INDEX*
                 AND DOW JONES AUTO PARTS INDUSTRY GROUP INDEX*

                              Dow Jones Auto
                Russell 2000  Parts Industry
      Raytech      Index       Group Index
      -------   ------------  --------------
1998    100          100           100
1999    117          120           101
2000     76          115            72
2001     87          116            92
2002    219           91            82
2003    114          132           114

* Based on closing index on the last trading day of the calendar year.

Assumes $100 invested on December 31, 1998 in Raytech common stock, Russell 2000 Index, and Dow Jones Auto Parts Industry Group Index.

Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Raytech, consisting of four directors, makes this report of its compensation policies applicable to the executive officers and the basis for the Chief Executive Officer's compensation for the last completed fiscal year.

         The compensation philosophy of the Compensation Committee is based upon the premise that all salaried personnel should be eligible to receive additional compensation for outstanding contribution to Raytech and consists of the following two elements: a fixed base salary and a management incentive in variable amounts in accordance with the levels of eligibility and performance criteria. The objectives under this philosophy are to maintain an equitable internal classification of positions by grade, to maintain compensation opportunity equal to or greater than the competition, to provide for aggregate compensation related to performance achievement, to maintain an effective system of salary planning and control and to provide executives with the opportunity to earn additional compensation based on achievement of certain goals for Raytech and its stockholders attributable to excellence in management and performance.

         To accomplish the compensation objectives, all salaried positions, including the Chief Executive Officer, are graded to reflect the level of responsibility inherent in the position and its market value. The grading takes into account the following factors: organizational relationships, knowledge requirements, impact potential on corporate profitability, scope of monetary responsibility, scope of managerial control and the areas of functional responsibility requiring direction. The Compensation Committee considers all such factors but places no relative weight on any of the factors. Though the determination of executive compensation is performed in an organized manner, using documented criteria as referenced below, the Compensation Committee retains full discretionary authority in establishing executive compensation. On February 9, 2004, the Board of Directors approved the Compensation Committee Charter. Pursuant to the Compensation Committee Charter, that Committee shall recommend to the Board, for its approval, the future compensation levels of the CEO and executive officers of the Company.

         The base salary for executive officers was set in 2002 in relation to the base salary policy and practice of other bonus paying employers in the metalworking/fabricating industry. The data source for determining the base salary practice of bonus paying employers was Hewitt Associates Total Compensation Measurement Survey, which resulted from an integration of Management Compensation Services Project 777 Study and Hewitt's Compensation Data Base used in the past. This data source was selected as a model for executives' salaries based upon the similarities of industry, operations and products to Raytech and the prestige of the sponsoring firm. Special pay practice surveys may be conducted if the Compensation Committee deems it appropriate in its discretion but no such survey has been conducted within the last four years. The other bonus paying employers used in establishing the base salary of executives are listed in the referenced Total Compensation Measurement Survey. Of all industry groups of corporations set forth in the Total Compensation Measurement Survey, the metalworking/fabricating group was determined by the Compensation Committee to be the closest and most fitting in type of operations, products and job responsibilities to Raytech. The Committee also obtained 2001 compensation data from Watson Wyatt Worldwide, compensation consultants.

         The base salaries of executive officers, including the Chief Executive Officer, were generally low compared to those in the selected group listed. Since this base salary tends to be lower than the salary policy of non-bonus paying employers, comparable levels of total compensation are achieved or exceeded only when the variable element of compensation is added to the base. To strengthen the executives' commitment to improvement of the financial performance of Raytech, the amount available for distribution as variable compensation in any year is determined by either the return on equity or earnings before tax at the Board's discretion. The formula necessitates that Raytech achieve a stipulated earnings before tax or return on equity goal before variable compensation is paid.

         In accordance with the philosophy recited above, the Board stipulated earnings before tax goals in each of the fiscal years 2001, 2002 and 2003 based upon a Board approved Business Plan for each year. The stipulated earnings before tax goal was not achieved for any of the 2001, 2002 and 2003 fiscal years, resulting in no variable compensation or bonuses being paid to any executive officers, including the Chief Executive Officer, for the years 2001, 2002 and 2003. The total compensation of the executive officers in the year in which no variable compensation or bonuses were paid was low compared to the metal working/fabricating group in Hewitt's Total Compensation Measurement Survey grouping referenced above.

         The bonus opportunities in the fiscal years 2001, 2002 and 2003 for executive officers and the Chief Executive Officer were based on the following factors:

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

         (ii) In 2001 and 2002, the executive officers' positions all received a grade providing for variable compensation eligibility of 75% or 100% of each executive officer's base salary.

         (iii) In 2001 and 2002, the Chief Executive Officer's position received a grade providing for variable compensation eligibility of 100% of the Chief Executive Officer's base salary.

         (iv) In 2003, the maximum potential variable compensation for the Chief Executive Officer and the other executive officers was limited to 50% of each officer's base salary.

         In addition to the annual variable compensation opportunities based upon achieving earnings before tax goals, the Variable Compensation Plan provides for long-term variable compensation opportunities for any three-year strategic planning period determined by earnings per share goals established at the Board's discretion. Being part of the Variable Compensation Plan, the strategic plan variable compensation program has an identical philosophy to the annual variable compensation program recited above. Additionally, the strategic plan variable compensation program is designed to (i) provide stockholder returns comparable to other high performance publicly traded companies; (ii) strengthen key management commitment to improve the long-term financial performance of Raytech; (iii) provide key management with a shareholder perspective; and (iv) focus key employee resources on technology driven growth.

         In accordance with the recited philosophy above, the Board stipulated annual earnings per share goals for the strategic planning period for 2001 through 2003. The stipulated earnings per share goals were not achieved for the years 2001, 2002 and 2003 resulting in no long-term (three-year) variable compensation payouts to the executive officers, including the Chief Executive Officer, for those years.

         Effective January 1, 2003, the Chief Executive Officer and the other named executive officers were granted options to purchase the common stock of the Company at the then market price of $5.70 per share, in the amounts set forth in the table above. The grants were made in order to provide an additional incentive for such individuals through the potential for appreciation of the stock and to more closely align the financial interests of the executives with those of the stockholders. The Company had not granted any stock options to its executives since 1998.

         Raytech's contributions under the 401(k) defined contribution plan to the executive officers, including the Chief Executive Officer, were made to all participants in the plan in accordance with the operative provisions of said plan. Such provisions, which apply to all participants, provide for a basic company contribution, a matching company contribution and a supplemental company contribution, subject to IRS contribution and income limits. Only the supplemental company contribution is discretionary under the plan and if granted is made to all participants. In 2002, the Compensation Committee approved and in 2003 the Company established the Supplemental Executive Retirement Plan ("SERP"), pursuant to which the Company makes supplemental contributions of 2% of salary plus bonus up to $200,000, and 8% of salary and bonus over $200,000, to accounts for the benefit of the CEO, the executive officers and another CEO direct report. The SERP is an unfunded deferred compensation plan designed to supplement the 401(k) plan, and Company contributions vest on the same schedule as under the 401(k) plan.

         Raytech currently has not established any policy with respect to qualifying compensation paid to executive officers under Section 162(m) of the Internal Revenue Code. In the event such a policy is established, it will be included in this Compensation Committee Report on Executive Compensation.

                                                    Compensation Committee

                                                    Richard A. Lippe, Chairman
                                                    Robert F. Carter
                                                    John H. Laeri, Jr.
                                                    Gene Locks

Compensation Committee Interlocks and Insider Participation

         Messrs. Carter, Laeri, Levy, Lippe and Locks served as members of the Compensation Committee for various periods in fiscal year 2003. None of such committee members (i) was, during fiscal year 2003, an officer or employee of the Company or any of its subsidiaries, (ii) was formerly an officer of the Company or any of its subsidiaries, or (iii) had any relationship requiring disclosure by the Company pursuant to any paragraph of Item 404 of SEC Regulation S-K, except Mr. Lippe is a trustee and Mr. Carter is the Legal Representative of the PI Trust, which has the relationship with the Company described in Item 13, "Certain Relationships and Related Transactions."

         No executive officer served as an executive officer, director or member of a compensation committee of any entity of which an executive officer is a member of the Compensation Committee of the Company or the Company's Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth information as of March 1, 2004 concerning:

         - beneficial ownership of Raytech's common stock by persons beneficially owning more than 5% of the outstanding common stock, including the Raytech Personal Injury Trust;

         - beneficial ownership of Raytech's common stock by each of the directors and the executive officers named in the Summary Compensation Table herein; and

         - beneficial ownership of Raytech's common stock by all directors and executive officers as a group.

         The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire as of April 30, 2004, 60 days after March 1, 2004, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

                                              Shares of Common Stock
                                               Beneficially Owned
                                            --------------------------
                                                            Percent
              Shareholders                     Total      Of Class (1)
              ------------                  ----------    ------------
Raytech Corporation Asbestos Personal
  Injury Settlement Trust                   34,584,432       82.86%

U.S. Environmental Protection Agency         2,300,868       5.51%

Non-Management Directors

               Robert F. Carter                      0
               Archie R. Dykes                       0
               Kevin S. Flannery                     0
               David N. Forman                       0
               John H. Laeri, Jr.                    0
               Stanley J. Levy                       0
               Richard A. Lippe                      0
               Gene Locks                            0
               John J. Robbins                       0

Executive Officers

    Albert A. Canosa                           361,781 (2)         (3)
    President, Chief Executive Officer
    and Director

    John B. Devlin                              67,435 (4)         (3)
    Vice President, Treasurer
    and Chief Financial Officer

    Edgar P. DeVylder                           66,750 (5)         (3)
    Vice President, Administration,
    General Counsel and Secretary

    Harold L. Pope                              66,750 (6)         (3)
    Vice President

All Directors and Executive Officers
               as a Group (13)                 562,031 (7)         (3)

(1) Based on 41,737,306 shares of common stock outstanding, plus, in the case of persons holding options, shares subject to options that are exercisable within the next 60 days.

(2) Total includes 326,363 shares which Mr. Canosa holds options to purchase within 60 days.

(3)      Less than 1%.

(4) Includes 66,750 shares Mr. Devlin holds options to purchase that are exercisable within the next 60 days.

(5) Includes 66,750 shares Mr. DeVylder holds options to purchase that are exercisable within the next 60 days.

(6) Includes 66,750 shares Mr. Pope holds options to purchase that are exercisable within the next 60 days.

(7) Total includes 526,613 shares which the Executive Officers as a group hold options to purchase that are exercisable within the next 60 days.

Item 13. Certain Relationships and Related Transactions

         In connection with its Plan of Reorganization, in 2001, Raytech entered into a Tax Benefits Assignment and Assumption Agreement ("Tax Benefits Agreement") with the PI Trust, which was created in the reorganization to represent the interests of asbestos-related claimants. The PI Trust owns approximately 83% of Raytech. Pursuant to the Tax Benefits Agreement, all tax benefits received by Raytech due to the reorganization are to be passed onto the PI Trust as received. At December 28, 2003, the Company had tax loss carryforwards of $ 101.2 million and tax credit carryforwards of $3.5 million. The net operating loss carryforwards are allocated between Raytech and the PI Trust in the amounts of $21.2 million and $80.0 million, respectively. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Tax Benefits Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the net operating losses created by the reorganization, and contributions made to the Raymark pension plans.

         In 1990 and 1991, RPI, a subsidiary of the Company, and owner of all of the common stock of APC, sold approximately 45% of common stock of APC to a group of outside investors. In 2002 approximately 40% of the common stock of APC was acquired by Raymark from some of these minority shareholders. Raymark is in bankruptcy and controlled by a court appointed trustee.

         During 1998 and 1997, the Company purchased yarn from Universal Friction Composites ( UFC ), a company that is in bankruptcy which was consolidated with the Raymark bankruptcy in January 2002. At December 29, 2003 and December 30, 2002, $246 was owed to UFC relating to these purchases. In addition, in 1998, the Company acquired manufacturing equipment from UFC for $1,051, of which $907 was owed to UFC at December 28, 2003 and December 29, 2002.

         With the majority of the creditors of both Raymark and of UFC being asbestos-related claimants, it is anticipated that a majority of the equity or the assets of Raymark and UFC will be transferred to the PI Trust, a related party.

         Raytech directors Richard Lippe and Archie Dykes are trustees of the PI Trust and director Robert Carter is the Legal Representative of the PI Trust.

Item 14. Principal Accountant Fees and Services

         For the fiscal years ended December 28, 2003 and December 29, 2002, fees for services provided by PricewaterhouseCoopers LLP ("PwC") were as follows:

                      (in thousands)
                      2003     2002
                     ------   ------
Audit Fees           $  691   $  481
Audit-Related Fees       14       12
Tax Fees                214      337
Other fees                3        -
                     ------   ------
Total                $  922   $  830
                     ======   ======

         Audit Fees

         As noted above, fees billed by PwC for professional services rendered for the audit of Raytech's annual financial statements for 2003 and for the reviews of the financial statements included in Raytech's Forms 10-Q in 2003 (or services that are normally provided by the accountant in connection with statutory and regulatory filings) were $691 thousand. The Audit Committee approved in advance PwC's provision of all audit and audit-related services.

         Audit-Related Fees

         The audit-related fees listed above are those fees for services reasonably related to the performance of the audit or review of the registrant's financial statements and not included in "Audit Fees."

         Tax Fees

         The tax fees listed in the table were for services rendered for tax compliance (including federal and state returns) and tax examination assistance.

         Other Fees

         Fees billed by PwC for non-audit services rendered in 2003 (including tax assistance) were $3 thousand.

         Financial Information Systems Design and Implementation Fees

         PwC did not render or bill any Financial Information Systems Design and Implementation services to Raytech in 2003.

         Audit Committee Pre-Approval

         It is the policy of the Audit Committee to pre-approve all non-audit services that PwC is permitted to provide, either by express prior approval of the particular engagement or entry into such engagement pursuant to detailed pre-approval policies and procedures established by the Committee. The Audit Committee approved in advance PwC's provision of all non-audit services. The Audit Committee considered whether and determined that the provision of these services was compatible with maintaining PwC's independence.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following financial statements are included in Part II, Item 8:

         (1)      Financial Statements

                  Consolidated Balance Sheets at December 28, 2003 and December 29, 2002

                  Consolidated Statements of Operations for the years ended December 28, 2003 and December 29, 2002, for the period April 3, 2001 to December 30, 2001 (Successor Company), and for the period January 1, 2001 to April 2, 2001 (Predecessor Company)

                  Consolidated Statements of Cash Flows for the years ended December 28, 2003 and December 29, 2002, for the period April 3, 2001 to December 30, 2001 (Successor Company), and for the period January 1, 2001 to April 2, 2001 (Predecessor Company)

                  Consolidated Statements of Changes in Shareholders' Equity for the years ended December 28, 2003 and December 29, 2002, for the period April 3, 2001 to December 30, 2001 (Successor Company), and for the period January 1, 2001 to April 2, 2001 (Predecessor Company)

                  Notes to Consolidated Financial Statements

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

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended December 28, 2003.

(c)      Index of Exhibits                                                  Page
                                                                            ----

         2(a)     Raytech Corporation's Second Amended Plan of
                  Reorganization (g)

         3(a) Amended and Restated Certificate of Incorporation of Raytech (filed herewith)

         3(b)     Amended and Restated By-Laws of Raytech (filed herewith)

         4(a) Amendment No. 1 to Form S-4 Registration Statement, Registration No. 33-7491 (b)

         4(b) Loan and Security Agreement dated September 28, 2000, between Raybestos Products Company and Raytech Automotive Components Company and Congress Financial Corporation (New England), as amended November 12, 2003 (filed herewith)

         4(c) Loan Agreement, Security Agreement and Promissory Note dated October 23, 2003, between Raytech Powertrain, Inc., Allomatic Products Company and Raytech Systems, Inc. and Wachovia Bank, National Association (filed herewith)

         10(a)    Raytech Corporation's 1990 Non-Qualified Stock Option Plan (d)

         10(b) Amended and Restated Agreement and Plan of Merger dated as of September 4, 1986 (a)

         10(c) Stock Purchase Agreement dated March 30, 1987 between Raymark Industries, Inc. and Raytech Composites (c), Amendment dated July 18, 1991 (f) and Amendment dated December 21, 1992 (e)

         10(d) Asset Purchase Agreement dated October 29, 1987 between Raymark Industries, Inc. and Raytech Composites, Inc. (c), Amendment dated July 18, 1991 (f) and Amendment dated December 21, 1992 (e)

         10(e) Stock Purchase Agreement dated May 18, 1988 between Raytech Corporation and Asbestos Litigation Management, Inc. (c)

         10(f) Asset Purchase Agreement (Notarial Deed) dated June 19, 1992 between Ferodo Beral GmbH and Raytech Composites, Inc. and Raybestos Reibbelag GmbH (e)

         10(g) Loan Agreement dated September 16, 1993 between Raytech Composites, Inc. and Raymark Industries, Inc. (f)

         10(h) Loan Agreement dated January 10, 1994 between Raytech Composites, Inc. and Raymark Industries, Inc. (f)

         10(i) Raytech Corporation 2002 Incentive Compensation Plan (filed herewith)

         21       Subsidiaries of Raytech

         23       Consent of Independent Accountants

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Footnotes to Exhibits

         (a) Incorporated by reference to the Exhibit to Registrant's Amendment No. 1 to Form S-4, Registration Statement, Registration No. 33-7491, filed with the Securities and Exchange Commission on September 5, 1986.

         (b) Filed with the Securities and Exchange Commission on September 5, 1986.

         (c) Incorporated by reference to the Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1989.

         (d) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 33-42420) filed with the Securities and Exchange Commission on August 23, 1991.

         (e) Incorporated by reference to the Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1993.

         (f) Incorporated by reference to the Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 1994.

         (g) Incorporated by reference to the Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

         Copies of exhibits, which are not included herewith, may be obtained by submitting a written request, specifying the name of the exhibit and including payment of $2.00 for each exhibit to cover handling and postage, to: Edgar P. DeVylder, Secretary, Raytech Corporation, Suite 295, Four Corporate Drive, Shelton, Connecticut 06484.

(d) The Index to Consolidated Financial Statements and Financial Statement Schedules is included beginning on page 116 hereafter.

                   Index to Consolidated Financial Statements

Financial Statements:

                                                                     Page
                                                                     ----
Consolidated Balance Sheets at December 28, 2003 and December
29, 2002 (Successor Company)                                          42

Consolidated Statements of Operations for the years ended
December 28, 2003, December 29, 2002, for the period April 3,
2001 to December 30, 2001 (Successor Company), and for the
period January 1, 2001 to April 2, 2001 (Predecessor Company)         43

Consolidated Statements of Cash Flows for the years ended
December 28, 2003, December 29, 2002 for the period April 3,
2001 to December 30, 2001 (Successor Company), and for the
period January 1, 2001 to April 2, 2001 (Predecessor Company)         44

Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 28, 2003, December 29, 2002, for the period April 3, 2001 to December 30, 2001 (Successor Company),
and for the period January 1, 2001 to April 2, 2001
(Predecessor Company)                                                 45

Notes to Consolidated Financial Statements                            46

Report of Independent Auditors                                        96

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RAYTECH CORPORATION

                                             By: /s/JOHN B. DEVLIN
                                                 ------------------------------
                                                 John B. Devlin
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer

Date: April 12, 2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   RAYTECH CORPORATION

                                                   By: /s/ALBERT A. CANOSA
                                                       -------------------------
                                                       Albert A. Canosa
                                                       President and
                                                       Chief Executive Officer

Date: April 12, 2004

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on April 12, 2004.

     Signature and Title                       Signature and Title
     -------------------                       -------------------
/s/ALBERT A. CANOSA                       /s/DAVID N. FORMAN
------------------------------            ------------------------------
Albert A. Canosa                          David N. Forman
President, Chief Executive                Director
Officer and Director

/s/JOHN B. DEVLIN                         /s/STANLEY J. LEVY
------------------------------            -------------------------------
John B. Devlin                            Stanley J. Levy
Vice President, Treasurer and             Director
Chief Financial Officer

/s/ROBERT F. CARTER                       /s/JOHN H. LAERI, JR.
------------------------------            ------------------------------
Robert F. Carter                          John H. Laeri, Jr.
Director                                  Director

/s/ARCHIE R. DYKES                        /s/RICHARD A. LIPPE
------------------------------            -----------------------------
Archie R. Dykes                           Richard A. Lippe
Director                                  Director

/s/KEVIN S. FLANNERY                      /s/GENE LOCKS
------------------------------            ------------------------------
Kevin S. Flannery                         Gene Locks
Director                                  Director

                                          /s/JOHN J. ROBBINS
                                          ------------------------------
                                          John J. Robbins
                                          Director