Form 10-Q
period 2004-03-28
RAYTECH CORP
filed 2004-05-12
CIK 797917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

                      For the Quarter Ended March 28, 2004,

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from _____ to

                          Commission File Number 1-9298

                               RAYTECH CORPORATION
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                               06-1182033
    (State or other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

        SUITE 295, FOUR CORPORATE DRIVE
              SHELTON, CONNECTICUT                                 06484
    (Address of Principal Executive Offices)                    (Zip Code)

                                  203-925-8021
                                  ------------
                         (Registrant's Telephone Number)

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

            Yes [X]   No [ ]

      As of April 30, 2004, 41,737,306 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of Raytech common stock on the New York Stock Exchange) on such date held by non-affiliates was approximately $21.0 million.

                               RAYTECH CORPORATION

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I. FINANCIAL INFORMATION:

ITEM 1.    Financial Statements

           Condensed Consolidated Balance
           Sheets at March 28, 2004
           and December 28, 2003                                            3

           Condensed Consolidated Statements of
           Operations for the thirteen weeks ended
           March 28, 2004 and March 30, 2003                                4

           Condensed Consolidated Statements
           of Cash Flows for the thirteen weeks
           ended March 28, 2004 and March 30, 2003                          5

           Condensed Consolidated Statements of
           Changes in Shareholders' Equity for the thirteen
           weeks ended March 28, 2004 and March 30, 2003                    6

           Notes to Condensed Consolidated
           Financial Statements                                             7

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   22

ITEM 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                               29

ITEM 4.    Controls and Procedures                                         29

PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds                       30

ITEM 6.    Exhibits and Reports on Form 8-K                                30

           Signature                                                       31

                               RAYTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                   March 28,       December 28,
                                                                     2004              2003
                                                                 ------------      ------------
                                     ASSETS

Current assets
     Cash and cash equivalents                                   $     18,897      $     16,413
     Restricted cash                                                    4,900             4,872
     Trade accounts receivable, less allowance
         of $1,261 and $1,250                                          30,596            24,739
     Inventories, net                                                  30,135            30,877
     Income taxes receivable                                            1,040             1,085
     Other current assets                                               6,456             5,770
                                                                 ------------      ------------
         Total current assets                                          92,024            83,756
                                                                 ------------      ------------

Property, plant and equipment                                         126,618           126,059
Less accumulated depreciation                                         (40,472)          (36,824)
                                                                 ------------      ------------
     Net property, plant and equipment                                 86,146            89,235
                                                                 ------------      ------------

Goodwill, net                                                           5,912             5,912
Other intangible assets, net                                           24,172            24,652
Other assets                                                            2,696             2,469
                                                                 ------------      ------------
         Total assets                                            $    210,950      $    206,024
                                                                 ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Notes payable and current portion of long-term debt         $     13,597      $      8,092
     Current portion of pension obligation                              5,190             5,190
     Accounts payable                                                  14,402            14,609
     Accrued liabilities                                               26,209            26,636
     Payable to the PI Trust                                            3,815             3,815
                                                                 ------------      ------------
         Total current liabilities                                     63,213            58,342
                                                                 ------------      ------------

Long-term debt                                                         13,497            14,354
Pension obligation                                                     12,512            13,453
Postretirement benefits other than pension                             15,408            15,103
Deferred payable to the PI Trust                                       11,887            11,887
Deferred income taxes                                                   6,854             6,881
Other long-term liabilities                                               722               706
                                                                 ------------      ------------
         Total liabilities                                            124,093           120,726
                                                                 ------------      ------------
Minority interest                                                       9,644             9,388
Commitments and Contingencies

Shareholders' Equity
Capital stock
     Cumulative preferred stock, no par value,
         5,000,000 shares authorized, none issued and
         outstanding                                                        -                 -
     Common stock, par value $1.00, 50,000,000 shares
         authorized, 41,737,306 issued and
         outstanding                                                   41,737            41,737
Additional paid in capital                                            117,574           117,574
Accumulated deficit                                                   (73,494)          (74,845)
Accumulated other comprehensive loss                                   (8,604)           (8,556)
                                                                 ------------      ------------

         Total shareholders' equity                                    77,213            75,910
                                                                 ------------      ------------
         Total liabilities and shareholders' equity              $    210,950      $    206,024
                                                                 ============      ============

        The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                                  For the thirteen weeks ended
                                                                 ------------------------------
                                                                   March 28,         March 30,
                                                                     2004              2003
                                                                 ------------      ------------
Net sales                                                        $     56,598      $     55,735
Cost of sales                                                         (45,539)          (46,850)
                                                                 ------------      ------------

  Gross profit                                                         11,059             8,885

Selling, general and
  administrative expenses                                              (8,602)           (8,279)
                                                                 ------------      ------------

  Operating profit                                                      2,457               606

Interest expense                                                         (315)             (237)
Other income, net                                                         293                15
                                                                 ------------      ------------

Income before provision for income
 taxes and minority interest                                            2,435               384

Provision for income taxes                                               (828)             (184)
                                                                 ------------      ------------

Income before minority interest                                         1,607               200

Minority interest                                                        (256)             (273)
                                                                 ------------      ------------

Net income (loss)                                                $      1,351      $        (73)
                                                                 ============      ============

Basic earnings (loss) per share                                  $        .03      $       (.00)
                                                                 ============      ============

Diluted earnings (loss) per share                                $        .03      $       (.00)
                                                                 ============      ============

        The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  For the thirteen weeks ended
                                                                 ------------------------------
                                                                   March 28,         March 30,
                                                                     2004              2003
                                                                 ------------      ------------
Cash flows from operating activities:

Net income (loss)                                                $      1,351      $        (73)

     Depreciation and amortization                                      4,157             4,607
     Other operating activities                                        (6,908)           (5,669)
                                                                 ------------      ------------
         Net cash used in operating activities                         (1,400)           (1,135)

Cash flow from investing activities:
     Capital expenditures                                                (842)           (1,800)
                                                                 ------------      ------------
         Net cash used in investing activities                           (842)           (1,800)

Cash flow from financing activities:
     Net borrowings (payments) on short-term notes                      5,513            (3,393)
     Principal payments on long-term debt                                (747)              (17)
     Proceeds from long-term borrowings                                     -               131
                                                                 ------------      ------------
         Net cash (used in) provided by
         financing activities                                           4,766            (3,279)

Effect of exchange rate changes on cash                                   (40)               44

Net change in cash and cash equivalents                                 2,484            (6,170)

Cash and cash equivalents at
  beginning of period                                                  16,413            19,983
                                                                 ------------      ------------

Cash and cash equivalents at end of period                       $     18,897      $     13,813
                                                                 ============      ============

        The accompanying notes are an integral part of these statements.

                               RAYTECH CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                                                          ACCUMULATED
                                                         ADDITIONAL                          OTHER
                                          COMMON          PAID IN        ACCUMULATED     COMPREHENSIVE
                                          STOCK           CAPITAL          DEFICIT           LOSS             TOTAL
                                      --------------   --------------   --------------   --------------   --------------
Balance,
 December 29, 2002                    $       41,701   $      117,458   $       (8,402)  $       (8,647)  $      142,110

Comprehensive income:

  Net loss                                         -                -              (73)               -              (73)

  Currency translation
     adjustment                                    -                -                -              181              181
                                      --------------   --------------   --------------   --------------   --------------

Total comprehensive
  income                                           -                -              (73)             181              108
                                      --------------   --------------   --------------   --------------   --------------

Balance,
 March 30, 2003                       $       41,701   $      117,458   $       (8,475)  $       (8,466)  $      142,218
                                      ==============   ==============   ==============   ==============   ==============

Balance,
 December 28, 2003                    $       41,737   $      117,574   $      (74,845)  $       (8,556)  $       75,910

Comprehensive income:

  Net income                                       -                -            1,351                -            1,351

  Currency translation
   adjustment                                      -                -                -              (48)             (48)
                                      --------------   --------------   --------------   --------------   --------------

Total comprehensive
  income                                           -                -            1,351              (48)           1,303
                                      --------------   --------------   --------------   --------------   --------------

Balance,
 March 28, 2004                       $       41,737   $      117,574   $      (73,494)  $       (8,604)  $       77,213
                                      ==============   ==============   ==============   ==============   ==============

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      These condensed unaudited consolidated financial statements have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech Corporation (the "Company") as of March 28, 2004 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended December 28, 2003. Interim results are not necessarily indicative of the results for the full year.

STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles
Board Opinion No. 25, under which no compensation cost is recognized for stock options granted at fair market value. Had compensation costs of stock options been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement
No. 123," the Company would have been required to record the fair value for such options and employees' purchase rights, and record such amount in the consolidated financial statements as compensation expense. Pro forma stock-based employee compensation costs, net income (loss) and earnings (loss) per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below.

                                                                  FOR THE THIRTEEN WEEKS ENDED
                                                                 ------------------------------
                                                                   MARCH 28,         MARCH 30,
                                                                     2004              2003
                                                                 ------------      ------------
Net income (loss):
    As reported ............................................     $      1,351      $        (73)
    Deduct: Total stock-based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax effects ...             (671)             (413)
                                                                 ------------      ------------
    Pro forma ..............................................     $        680      $       (486)
                                                                 ============      ============

Basic earnings (loss) per share:
    As reported ............................................     $        .03      $       (.00)
                                                                 ============      ============
    Pro forma ..............................................     $        .02      $       (.01)
                                                                 ============      ============
Diluted earnings (loss) per share:
    As reported ............................................     $        .03      $       (.00)
                                                                 ============      ============
    Pro forma ..............................................     $        .02      $       (.01)
                                                                 ============      ============

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

NOTE A, CONTINUED

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

      There were no options granted during the first quarter of 2004.

      For a summary of all other significant accounting policies, refer to Note A to the consolidated financial statements included with the 2003 Form 10-K.

NOTE B - RESTRICTED CASH

      Restricted cash relates to the following:

                                 March 28,       December 28,
                                   2004              2003
                               ------------      ------------
Payable to the PI Trust        $      3,209      $      3,182
Letters of credit                     1,631             1,630
Other                                    60                60
                               ------------      ------------

                               $      4,900      $      4,872
                               ============      ============

      The payable to the Personal Injury Trust ("PI Trust") consists of tax refunds and other funds received by the Company that will be paid to the PI Trust at a future date.

      The letters of credit collateralize certain obligations relating primarily to workers' compensation.

NOTE C - INVENTORIES

            Inventories, net, consist of the following:

                       March 28, 2004  December 28, 2003
                       --------------  -----------------
Raw material            $     10,934      $     11,056
Work in process                9,172             8,871
Finished goods                10,029            10,950
                        ------------      ------------

                        $     30,135      $     30,877
                        ============      ============

      Inventory reserves were $3,808 and $4,588 at March 28, 2004 and December 28, 2003, respectively.

                               RAYTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (dollars in thousands, unless otherwise noted, except per share data)
                                   (unaudited)

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

                                                 March 28, 2004                   December 28, 2003
                                         ------------------------------     -----------------------------
                                             Gross                             Gross
                                           Carrying        Accumulated        Carrying       Accumulated
                                            Amount         Amortization        Amount        Amortization
                                         ------------      ------------     ------------     ------------
Finite life intangible
  assets:
  Unpatented technology                  $     14,360      $      5,646     $     14,360     $      5,337
  Distribution base                             5,716               958            5,716              787
                                         ------------      ------------     ------------     ------------
    Total                                $     20,076      $      6,604     $     20,076     $      6,124
                                         ============      ============     ============     ============

Indefinite life intangible
  assets:
  Trademarks                             $     10,700                       $     10,700
                                         ============                       ============

Goodwill                                 $      5,912                       $      5,912
                                         ============                       ============

Intangible assets, net                   $     30,084                       $     30,564
                                         ============                       ============

      The weighted-average amortization periods for the unpatented technology and the distribution base are between 6 and 20 years. Amortization expense for the 13 weeks ended March 28, 2004 and March 30, 2003 amounted to $480 and $556, respectively.

      Estimated annual amortization expense is as follows:

For the year ending:
      2004                $ 1,922
      2005                  1,922
      2006                  1,922
      2007                  1,622
      2008                  1,522

      Trademarks and goodwill are not being amortized but are reviewed for impairment annually or more frequently when events or circumstances indicate that the carrying amount may be impaired. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to each of the Company's segments. There were no changes in the carrying amount of trademarks or goodwill during the thirteen weeks ended March 28, 2004.

                               RAYTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (dollars in thousands, unless otherwise noted, except per share data)
                                   (unaudited)

NOTE E - DEBT

      Debt at March 28, 2004 and December 28, 2003 consists of the following:

                                                 March 28, 2004                              December 28, 2003
                                   ------------------------------------------   ------------------------------------------
                                     Current      Non-Current       Total          Current     Non-Current       Total
                                     -------      -----------       -----          -------     -----------       -----
Domestic bank debt
   Line of credit                  $      9,123   $          -   $      9,123   $      3,604   $          -   $      3,604
   Term loans
     Domestic Wet Friction                1,055          3,869          4,924          1,055          4,133          5,188
     Aftermarket                            996          5,671          6,667            996          5,921          6,917
                                   ------------   ------------   ------------   ------------   ------------   ------------
Total domestic bank debt                 11,174          9,540         20,714          5,655         10,054         15,709
                                   ------------   ------------   ------------   ------------   ------------   ------------

Foreign bank debt
   Line of credit                             -              -              -              -              -              -
   Term loans
     Europe                                 957          3,817          4,774            979          4,137          5,116
     Asia                                 1,300              -          1,300          1,300              -          1,300
                                   ------------   ------------   ------------   ------------   ------------   ------------
Total foreign bank debt                   2,257          3,817          6,074          2,279          4,137          6,416
                                   ------------   ------------   ------------   ------------   ------------   ------------

Total bank debt                          13,431         13,357         26,788          7,934         14,191         22,125

Leases                                      166            140            306            158            163            321
                                   ------------   ------------   ------------   ------------   ------------   ------------

Total borrowings                   $     13,597   $     13,497   $     27,094   $      8,092   $     14,354   $     22,446
                                   ============   ============   ============   ============   ============   ============

      The carrying value of the Company's debt approximates fair value.

      The Company, through its Domestic Wet Friction segment subsidiaries, Raybestos Products Company ("RPC"), and Raybestos Automotive Components Company ("RACC"), maintains a Loan and Security Agreement, which provides for RPC and RACC to borrow up to $25.3 million in the aggregate. The agreement, as amended in November 2003, consists of a $20 million revolving line of credit and a term loan of $5.3 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. The revolving line of credit matures September 28, 2006. The term loan is payable in 34 monthly payments of $88 thousand, commencing December 1, 2003 and maturing on September 28, 2006, with the final payment being the remainder of the balance. The revolving line of credit and the term loan are collateralized by accounts receivable, inventory and property, plant and equipment. Amounts outstanding under the revolving line of credit bear interest at a rate equal to, at the Company's option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.5% and 2.75%, respectively. Amounts outstanding under the term loan bear interest at a rate equal to, at the Company's option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.75% and 3.0%, respectively. The agreement contains financial and other covenants, including a fixed charge coverage ratio and a material adverse change clause. At March 28, 2004 and December 28, 2003, the aggregate pledged assets of RPC and RACC amounted to $62.1 million and $59.6 million, respectively, consisting of cash, accounts receivable, inventory, machinery and equipment and all other tangible and intangible assets, except real property. The agreement permits RPC and RACC to pay dividends to the Company for costs and expenses incurred by the Company in the ordinary course of business so long as no event of default has occurred and is continuing. Subsequent to the end of the first quarter, but prior to the filing of this report, the Company entered into a fifth amendment to this agreement. The fifth amendment alters the determination of availability under the revolving

                               RAYTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (dollars in thousands, unless otherwise noted, except per share data)
                                   (unaudited)

NOTE E, CONTINUED

line of credit to exclude certain receivables due to a potential right of setoff and grants the lender a mortgage on the real property owned by the Company in Sterling Heights, Michigan. The carrying value of the real property in Sterling Heights, Michigan was $5.1 million at March 28, 2004. Further, in accordance with the fifth amendment, the lender may make loans, subject to certain limits, under the revolving line of credit up to the lesser of the amount of the excluded receivables or $1.9 million.

      The Company, through its subsidiaries Raytech Powertrain, Inc. ("RPI"), Allomatic Products Company ("APC"), Raytech Systems, Inc. ("RSI") and
Raybestos Powertrain, LLC is party to a loan agreement for $7.0 million with an interest rate at 1.65 basis points over the adjusted Eurodollar rate with a five-year term. The loan is payable in 59 monthly payments of $83, commencing on December 1, 2003, with a balloon payment of $2.1 million payable on November 3, 2008. The proceeds from this facility will be used to pay environmental costs and pension costs. The loan is collateralized by the assets of the borrowing entities. The agreement contains financial and other covenants, including the maintenance of certain financial ratios and a material adverse change clause. At March 28, 2004 and December 28, 2003, the aggregate pledged assets of APC, RSI RPI and Raybestos Powertrain LLC were $54.9 million and $54.0 million respectively.

      The Company's wholly-owned German subsidiary, Raybestos Industrie-Produkte GmbH ("RIP"), has available lines of credit with several German banks. Interest is charged at rates between 5.07% and 8.0%. The lines are repayable on demand. At March 28, 2004 and December 28, 2003, there were no borrowings outstanding under these lines of credit.

      The Company's wholly-owned German subsidiaries, Raytech Composites Europe GmbH ("RCE") and RIP have various loan agreements where the maturities range from September 2006 through December 2012. The loans are payable in equal periodic installments (usually quarterly or semi-annually) over the term of the loan. The loans bear interest at rates ranging from 2.5% through 6.2%. At March 28, 2004 and December 28, 2003, respectively, the aggregate pledged assets, consisting of machinery and equipment, amounted to EUR13.0 million ($16.0 million) and EUR12.7 million ($16.0 million).

      During the periods presented, the Company's wholly-owned Chinese subsidiary Raybestos Friction Products (Suzhou) Co. Ltd. ("RFP") has had various loan agreements. The loans are short-term with maturities between six and twelve months.

      The weighted average rates on all domestic and foreign bank notes payable at March 28, 2004 and December 28, 2003 were 3.88% and 3.71%, respectively.

                               RAYTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (dollars in thousands, unless otherwise noted, except per share data)
                                   (unaudited)

NOTE F - LITIGATION

ENVIRONMENTAL REMEDIATION

Crawfordsville, Indiana - Shelly's Ditch Contamination Removal

      In October 1987, RPC, a wholly-owned subsidiary of the Company, purchased a major manufacturing facility (the "RPC Facility") in Crawfordsville, Indiana. Sometime thereafter, the Company learned that the previous owner of the RPC Facility had disposed of polychlorinated biphenyls ("PCBs") in the ground at the RPC Facility in the mid-1960s and that such PCBs were leaching from the RPC Facility into an adjacent ditch ("Shelly's Ditch").

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

      In December 2000, before the Agreed Order was reinstated, the EPA issued a Unilateral Administrative Order to RPC under CERCLA (the "EPA Removal Order") demanding removal of contaminated soils from those Shelly's Ditch areas identified as Reaches 1 through 3 (the "Site"). The EPA Removal Order required more work at greater expense than the IDEM Agreed Order. Thereafter, RPC proceeded with the work required under the EPA Removal Order. By March 28, 2004, RPC had spent approximately $18.7 million on removal of lead and PCB contaminated soils from the Site and had accrued $400 for potential EPA oversight costs relating to that work.

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

NOTE F, CONTINUED

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

ENVIRONMENTAL LITIGATION

Cost Recovery Actions against Insurers regarding Shelly's Ditch

      In 1996, RPC notified its insurers and demanded defense and indemnity regarding any environmental issues relating to alleged lead and PCB contamination of Shelly's Ditch. In January 1997, one insurer filed a complaint in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. Raybestos Products Company (the "Insurance Case"). The complaint sought a declaratory judgment that the Reliance Insurance policies do not provide coverage to RPC for defense and indemnity relating to investigation and remediation of contamination in Shelly's Ditch. In January 2000, the District Court rejected Reliance`s claims and granted summary judgment to RPC. In June 2001, Reliance Insurance Company was placed in liquidation in Pennsylvania. The Company has filed claims in the Reliance liquidation for recovery of its Shelly's Ditch expenses but has not received a decision.

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

NOTE F, CONTINUED

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

EQUITY HOLDERS LITIGATION

      In February 2002, lawyers claiming to represent the Committee of Equity Holders of Raytech Corporation filed a motion in U.S. Bankruptcy Court to compel the Company to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in the Company or their successors, or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. The ultimate outcome of this matter cannot be predicted; however, it is possible that its resolution could cause the Company to issue additional shares to the original shareholder group, or to retire shares held by the general unsecured creditor shareholder group. This might directly impact the earnings per share calculations of the Company. The Bankruptcy Court denied a Company motion to dismiss this action. The Company is currently in negotiations with the equity holders' representative to settle this case.

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

NOTE G - SEGMENT REPORTING

      The Company's operations are categorized into three operating segments and a corporate group based on management structure, product type and distribution channel, as described below. The Company, during the first quarter of 2004, restructured its operating segments to facilitate a stronger focus on the European wet friction operations. Oversight of the European wet friction operations, Raybestos Reibtechnik GmbH ("RRT") and Raybestos U.K. Ltd. ("RUK"), was transferred to the European management team. The newly defined operating segments are Domestic Wet Friction, International (including the European wet friction operations and European and Asian dry friction operations), and Aftermarket. All prior period segment information presented has been restated to reflect the newly defined segments.

Domestic Wet Friction

      The Domestic Wet Friction segment manufactures and distributes automatic transmission and wet wheel brake system components. The Company markets its products to automobile, heavy duty truck, farm machinery, mining, and bus original equipment manufacturers ("OEMs") in North America.

International

      The International segment manufactures and distributes automatic transmission, manual transmission and wet wheel brake system components. The Company markets its products to automobile, heavy duty truck, farm machinery, mining, and bus OEMs. The International segment markets its dry friction products worldwide and its wet friction products throughout Europe and Asia.

Aftermarket

      The Aftermarket segment produces specialty engineered products primarily for automobile and lift truck automatic transmissions. In addition to these products, this segment markets transmission filters and other transmission related components. The focus of this segment is marketing to warehouse distributors and certain retail operations in the automotive aftermarket.

Corporate

      The Corporate group consists principally of corporate expenses, including costs to maintain the corporate headquarters, certain environmental costs, and certain assets, liabilities and related income and expense stemming from the reorganization plan implemented when the Company emerged from bankruptcy in 2001. The Company has chosen not to distribute these costs to the operating segments to preserve the historical comparability at the operating segment level.

                               RAYTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (dollars in thousands, unless otherwise noted, except per share data)
                                   (unaudited)

NOTE G, CONTINUED

Information relating to operations by industry segment follows:

                                                                  FOR THE THIRTEEN WEEKS ENDED
                                                                --------------------------------
                                                                MARCH 28, 2004    MARCH 30, 2003
                                                                --------------    --------------
Net Sales
Domestic Wet Friction                                            $     31,402      $     33,053
International                                                          16,653            15,063
Aftermarket                                                            12,386            11,489
Intersegment elimination(1)                                            (3,843)           (3,870)
                                                                 ------------      ------------
Net sales to external customers                                  $     56,598      $     55,735
                                                                 ============      ============
Gross Profit
Domestic Wet Friction                                            $      3,896      $      2,701
International                                                           4,789             3,905
Aftermarket                                                             3,685             3,379
Intersegment elimination(1)                                            (1,311)           (1,100)
                                                                 ------------      ------------
Consolidated                                                     $     11,059      $      8,885
                                                                 ============      ============
Operating Profit (Loss)(2)
Domestic Wet Friction                                            $        670      $     (1,208)
International                                                           2,186             1,379
Aftermarket                                                             2,234             2,410
Corporate                                                              (2,655)           (2,197)
                                                                 ------------      ------------
Consolidated                                                     $      2,435      $        384
                                                                 ============      ============

(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation. Substantially all intersegment sales are sales of wet friction products to the Aftermarket segment.

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

NOTE H - INCOME TAXES

      The tax provision for the thirteen-week period ended March 28, 2004 is $.8 million compared to a provision of $.2 million for the same period in the prior year. The provision for the current period includes federal taxes resulting from profit generated by APC, foreign taxes associated with operations in Germany and China and state taxes generated by domestic operations. The Company did not recognize any tax benefits associated with the losses generated by the U.S. domestic operations, due to doubts concerning their future recoverability, in the thirteen week period ended March 28, 2004. The Company's effective tax rate for the thirteen week period ended March 28, 2004 was 34.0% compared to a rate of 47.9% for the same period in the prior year. The effective tax rate coincidentally approximates the U.S. statutory rate in the first quarter of 2004 due to the mix of income and the related income tax rates in each of the tax jurisdictions in which the Company's operations generated income. The effective tax rate for the thirteen week period ended March 30, 2003 reflects the statutory federal tax rate adjusted for state and foreign taxes and contributions made to the Raymark pension plan. In addition, the Company did not recognize any tax benefits associated with the operating losses incurred by the Company's U.K. operations due to doubts about their future recoverability.

      Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At March 28, 2004, the Company has tax loss carryforwards of $101.2 million and tax credit carryforwards of $3.5 million. The net operating loss carryforwards are allocated between the Company and the PI Trust in the amounts of $21.2 million and $80.0 million, respectively. The tax credit carryforwards all inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses allocated to the PI Trust, and contributions made to the Raymark pension plans. Losses generated by the Company subsequent to the emergence from bankruptcy, exclusive of losses attributed to the payments discussed above, will be retained by the Company. The method of allocation in utilizing current and future operating losses between the PI Trust and the Company has not been determined at this time. Additional tax recoveries, expected to be received in future periods, are recorded as deferred tax assets, net of valuation allowances, and a deferred payable to the PI Trust, which amounted to $11.9 million at March 28, 2004 and December 28, 2003.

      At March 28, 2004, the Company has recorded a tax receivable in the amount of $.9 million due from state governments for returns filed in 2003. The Company received $45 in January 2004 as a partial recovery of these state taxes. In accordance with the Agreement, this amount inures to the benefit of the PI Trust.

      The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore impact the deferred tax asset attributable to the PI Trust. Any change in the deferred tax asset attributable to the PI Trust will also impact the valuation allowance and the related deferred payable to the PI Trust. Pursuant to a settlement meeting held in April 2004, the Company and the IRS have reached a tentative settlement of the IRS audit. The settlement, if approved by the IRS District Director and the Joint Committee on Internal Revenue Taxation, would result in no payment of Federal tax given the Company's net operating losses. However, interest on the tax assessment would be payable. The Agreement does not address, and the parties have not agreed, as to whether the Company or the PI Trust would be responsible for the interest on any tax assessment. The Company expects the approval process to be completed prior to the end of the current fiscal year.

                               RAYTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (dollars in thousands, unless otherwise noted, except per share data)
                                   (unaudited)

NOTE H - CONTINUED

        The Company owns 57% of the stock of APC. The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.5 million at March 28, 2004, if all of APC's earnings were to be distributed through dividends.

NOTE I - EARNINGS PER SHARE

                                                                     FOR THE THIRTEEN WEEKS ENDED
                                        -------------------------------------------------------------------------------------
                                                     MARCH 28, 2004                               MARCH 30, 2003
                                        ----------------------------------------     ----------------------------------------
                                                         SHARE           PER                           SHARE           PER
                                          SHARES        AMOUNT          INCOME         SHARES         AMOUNT         INCOME
                                        ----------     ----------     ----------     ----------     ----------     ----------
Basic Earnings per Share
Income available
   to common stockholders               $    1,351         41,737     $      .03     $      (73)        41,702     $     (.00)

Effect of Dilutive Securities                  ---            ---                           ---            ---
                                        ----------     ----------                    ----------     ----------

Diluted Earnings per Share
Income available
   to common stockholders               $    1,351         41,737     $      .03     $      (73)        41,702     $     (.00)
                                        ==========     ==========     ==========     ==========     ==========     ==========

      Options to purchase 3,035,659 and 1,927,411 shares of common stock were not included in the computation of diluted earnings per share for the thirteen weeks ended March 28, 2004 and the thirteen weeks ended March 30, 2003, respectively, due to their anti-dilutive effect due either to their exercise price compared to the market price or the Company incurring a loss for the period.

      In February 2002, lawyers claiming to represent the Committee of Equity Holders of Raytech Corporation filed a motion in U.S. Bankruptcy Court to compel the Company to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in the Company or their successors, or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. The ultimate outcome of this matter cannot be predicted; however, it is possible that its resolution could cause the Company to issue additional shares to the original shareholder group, or to retire shares held by the general unsecured creditor shareholder group. This might directly impact the earnings per share calculations of the Company. The Bankruptcy Court denied a Company motion to dismiss this action. The Company is currently in negotiations with the equity holders' representative to settle this case.

                               RAYTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (dollars in thousands, unless otherwise noted, except per share data)
                                   (unaudited)

NOTE J - PENSION AND POST RETIREMENT BENEFIT PLANS

      Components of Net Periodic Benefit Cost

                                              Pension Benefits       Post Retirement Benefits
                                           -----------------------   ------------------------
                                                      For the thirteen weeks ended
                                           March 28,    March 30,    March 28,     March 30,
                                              2004         2003         2004          2003
                                           ----------   ----------   ----------   -----------
Service Cost                               $      146   $      108   $      197   $       157
Interest Cost                                     698          719          290           270
Expected return on plan assets                   (636)        (414)           -             -
Amortization of prior service cost                 15            -            -             -
Amortization of net (gain) loss                   128           25           41             -
                                           ----------   ----------   ----------   -----------
Net periodic benefit cost                  $      351   $      438   $      528   $       427
                                           ==========   ==========   ==========   ===========

      The Company previously disclosed in its financial statements for the year ended December 28, 2003, that it expected to contribute $5.3 million to its pension plans and $.6 million to fund its post retirement plan in 2004. As of March 28, 2004, $1.2 million of contributions have been made. The Company presently anticipates contributing an additional $4.6 million to fund its pension and post retirement plans in 2004. The 2004 planned contributions of $5.8 million reflect a $.5 million reduction provided by the Pension Funding Equity Act of 2004.

      In connection with the Company's Chapter 11 proceedings, the Pension Benefit Guaranty Corporation ("PBGC") filed certain motions claiming that the Company was responsible for the funding and sponsorship of two Raymark Corporation pension plans. The court ordered that the Company was liable for the maintenance and funding of the underfunded pension plan obligations of Raymark Corporation. The Company, based on the court's order, assumed the role of plan sponsor of the Raymark Plans upon emergence from bankruptcy. Subsequent to the end of the first quarter of 2004, but prior to the filing of this report, the Company executed a mortgage of its real property located in Crawfordsville, Indiana to the PBGC, guaranteeing its funding obligations of the Raymark Plans. At March 28, 2004 the carrying value of the real property mortgaged was $4.8 million.

NOTE K - LIQUIDITY

      Cash used by operating activities for quarter ended March 28, 2004 was $1.4 million compared to $1.1 million during the same period last year. The principal operating use of cash in both periods presented was an increase in trade accounts receivable. The increase in trade accounts receivable during the first quarter is a seasonal fluctuation. The Company effectively manages its accounts receivable as evidenced by the average days sales in trade receivables of 49 and 50 days at March 28, 2004 and March 30, 2003, respectively.

      Capital expenditures during the first quarter of 2004 were $.8 million compared to $1.8 million during the first quarter of 2003.

      The Company's cash and cash equivalents at March 28, 2004 totaled $18.9 million compared to $16.4 million at December 28, 2003, an increase of $2.5 million.

                               RAYTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (dollars in thousands, unless otherwise noted, except per share data)
                                   (unaudited)

NOTE K, CONTINUED

      The total borrowings at March 28, 2004 of $27.1 million compares to total borrowings of $22.4 million at year-end 2003, an increase of $4.7 million period-over-period. The available lines of credit at March 28, 2004 of $9.4 million compares to $10.6 million at year-end 2003, a decrease in availability of $1.2 million. Full details of the Company's debt are contained in Note E to the Condensed Consolidated Financial Statements.

      In summary of the above, the cash and available lines of credit at March 28, 2004 were $28.3 million compared to $27.0 million at year-end 2003, an increase in cash and available lines of credit of $1.3 million.

      Refer to Notes F - Debt and N - Commitments to the consolidated financial statements, included within the Company's 2003 Form 10-K, for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

      The Company's potential obligations regarding environmental remediation are explained fully in Note F - Litigation of the Condensed Consolidated Financial Statements.

      The Company assumed the liability for the Raymark pension plans as part of the reorganization. Funding for the plans in 2004 is expected to be approximately $4.4 million of which $1.2 million was funded in the first quarter of 2004.

      Certain tax issues are discussed in Note H - Income Taxes, which provide details concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

      The most significant factor affecting the Company's future cash flows is its ability to earn and collect cash from customers. The automotive parts industry is extremely competitive. Many of the Company's customers and competitors are significantly larger than the Company. The Company's customers are often able to demand price reductions from the suppliers including all segments of Raytech. Some of the Company's sales are made under standard sales contracts that include price commitments for multiple years. Specifically in the Domestic Wet Friction segment, the Company is selling certain products to certain customers at a loss under the terms of its current sales contracts. The Company is currently working with its customers to re-negotiate the terms of these loss contracts. In addition, the Company is reviewing alternatives to improve its cost structure.

      Items that will potentially require the use of cash during the remainder of fiscal 2004 other than normal operating expenses include the following.

   - The Company has recorded an accrued liability of $6.2 million for certain environmental matters more fully discussed in Note F - Litigation. It is not certain at this time when these funds will be expended. There exists the potential that all or a portion of the funds will be spent in 2004.

   - The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note M - Employee Benefits to the consolidated financial statements, included within the Company's 2003 Form 10-K, are under funded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions. The expected funding for the plans in 2004 will be approximately $4.4 million, $1.2 million of which was funded during the first quarter.

                               RAYTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (dollars in thousands, unless otherwise noted, except per share data)
                                   (unaudited)

NOTE K, CONTINUED

   - Certain tax issues are discussed in Note H - Income Taxes, which provides detail concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

      Management believes that existing cash balances, the Company's lending facilities and cash flow from operations during 2004 will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments. However, the ability of the Company to utilize its lending facilities is dependent on the Company's ability to meet its financial forecasts for 2004, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include certain revenue assumptions generally consistent with the prior year for the Domestic Wet Friction (on a comparable basis) and Aftermarket segments and modest growth in the International segment, as well as certain cost-saving initiatives. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company's indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, enact certain actions to generate cash and/or to seek additional alternative financing from other lenders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In preparing the discussion and analysis required by the federal securities laws, it is assumed that users of the interim financial information have read or have access to the discussion and analysis for the preceding fiscal year.

Caution Regarding Forward Looking Statements

      Statements in this "Management's Discussion and Analysis" relating to management's views of trends, the effects of changing prices, plans, objectives and other matters for future operating periods are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to significant risks and uncertainties that could cause actual results to differ materially from the results in the statements. Forward-looking statements relating to Raytech Corporation (the "Company") businesses are based on assumptions concerning certain factors that are not predictable and are subject to change. These factors include general economic conditions, worldwide demand for automotive and heavy duty vehicles, consumer confidence, actions of our competitors, vendors and customers, factors affecting our costs such as raw material prices, labor relations and environmental compliance and remediation, interest and foreign currency exchange rates, technological issues, accounting standards, and the risks set forth in the section entitled "Risk Factors." The forward-looking statements herein are made as of the date of this report. We have no obligation to update our forward-looking statements.

Risk Factors

      The Company's businesses are subject to certain risks, including but not limited to those described below, that could cause material changes in its results of operations or financial condition in the future.

- The Company's businesses are greatly affected by general economic conditions. The Company sells components to the automotive and heavy duty equipment industries and in large part is dependent upon consumer demand for automobiles, consumer confidence and business investment in heavy equipment. The Company's businesses sell components for transmissions and brakes to automotive and heavy duty original equipment manufacturers ("OEMs") as well as the automotive aftermarket. The economic slowdown and recession of the last three years have resulted in reduced heavy equipment and passenger vehicle production in the United States and in foreign markets and reduced demand in the aftermarket. It is possible that OEM vehicle and equipment production will not increase significantly in 2004 and future years. Continuation of the economic slowdown may adversely affect the Company's revenues in all of its business segments.

- The Company's customers are large companies under pressure to cut component costs. The Domestic Wet Friction segment's largest customers are experiencing margin erosion due to reduced volume, high labor costs and intense foreign competition. The Company is a relatively small supplier of a limited number of components. Due to their size, the Company's customers are often able to demand component price reductions from their suppliers, including all segments of the Company. These customers may also demand technological changes and quality improvements at the Company's expense. In addition, the trend in the automotive aftermarket is toward longer transmission service and replacement cycles due to improved quality. If foreign automotive manufacturers continue to take U.S. market share from the Company's domestic OEM customers and economic conditions do not improve significantly, the Company's revenues will be adversely affected by these factors.

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

- Raytech's Common Stock is currently included in the Russell 3000 equity index. The Russell 3000 is a market capitalization-weighted index of the 3,000 largest U.S. companies. Russell reconstitutes the index annually in order to accurately rank the 3,000 largest companies in the U.S. stock market by market capitalization to provide a truer reflection of stock market activity and performance. There is a risk that Raytech may no longer be part of that index after the next recalculation of the index in June 2004. If Raytech ceases to be a member of the Russell 3000, its common stock price may be adversely affected because mutual funds and other investors who must own or wish to own the Russell 3000 index will sell or no longer purchase Raytech common stock. The Personal Injury ("PI Trust") holds 82.9% and the Environmental Protection Agency ("EPA') holds 5.5% of the outstanding common stock of the Company at March 28, 2004.

- Worldwide increases in steel demand have led to increased prices and concerns of a steel shortage. Potential impacts on the Company from the current steel market conditions could include reduced delivery levels of finished products to Raybestos customers and lower profitability due to higher raw material costs.

Significant Accounting Policies

      Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2003 describe the significant accounting estimates and policies used by management in the preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates. There have been no changes in the Company's critical accounting estimate processes and policies during the first quarter 2004.

Results of Operations and Liquidity and Capital Resources

      The following table sets forth selected income statement data for the thirteen weeks ended March 28, 2004 and March 30, 2003.

                                                  For the thirteen weeks ended
                                                     (amounts in millions)
                                          March 28, 2004              March 30, 2003
                                      -----------------------    -----------------------
Net sales                             $     56.6        100.0%   $     55.7        100.0%
Gross profit                                11.1         19.5           8.9         15.9
Selling, general and
     administrative expense                  8.6         15.2           8.3         14.9
Interest expense                              .3           .6            .2           .4
Other income, net                            (.3)         -.5             -            -
Income before taxes and
     minority interest                       2.4          4.3            .4           .7
Income taxes                                 (.8)         1.5           (.2)          .3
Minority interest                            (.3)          .5           (.3)          .5
                                      ----------   ----------    ----------   ----------
Net income (loss)                     $      1.4          2.4%   $      (.1)         -.2%
                                      ==========   ==========    ==========   ==========

      The Company reported increased sales in the first quarter of 2004 compared to the first quarter of 2003. The increase in sales was due principally to favorable currency translation adjustments in the Company's European operations and modest growth in the Aftermarket segment. The Company continues to experience pressure to reduce prices from certain of its major customers, most notably in the Domestic Wet Friction segment.

      Gross profit increased to 19.5% of sales in the first quarter of 2004 compared to 15.9% during the same period last year. The Company realized improved gross profit across all three of its operating segments, principally due to improved productivity and cost reduction programs, partially offset by the impact of price reductions. The Company's cost reduction programs generated $2.3 million in savings during the first quarter of 2004. During the first quarter of 2004 the Company experienced increases in the price of steel, a key raw material. Continued increases in the price of steel could negatively impact the Company's future profitability.

      SG&A expenses increased $.3 million or 3.6% during the first quarter of 2004 compared to the first quarter of 2003. The increase is principally due to currency translation, increased incentive compensation expense and medical expense, partially offset by cost reductions.

      Interest expense is incurred on the Company's debt facilities. See Note E of the Condensed Consolidated Financial Statements.

      The Company's income taxes are discussed in detail in Note H of the Condensed Consolidated Financial Statements. As a condition of the reorganization plan, all tax benefits received by the Company as a result of the reorganization inure to the benefit of the PI Trust.

      Minority interest relates to the Company's majority-owned subsidiary, Allomatic Products Company ("APC"). APC, a member of the Company's Aftermarket segment, is 57% owned by the Company, 40% owned by a related party and 3% owned by certain employees of the Company. APC is consolidated in the financial statements and a minority interest is recorded to reflect the minority shareholders' interest in APC.

      The Company recorded net income of $1.4 million, or $.03 per basic share, for the thirteen week period ended March 28, 2004 compared to a net loss of $0.1 million, or nil per basic share for the same period in the prior year. The increase in earnings of $1.5 million is due to improved operating results in the Domestic Wet Friction and International segments.

      The Company, during the first quarter of 2004, restructured its operating segments to facilitate a stronger focus on the European wet friction operations. Management of the European wet friction operations, Raybestos Reibtechnik GmbH ("RRT") and Raybestos U.K. Ltd. ("RUK") was transferred to the European management team. The newly defined operating segments are Domestic Wet Friction, International (including the European wet friction operations and European and Asian dry friction operations), and Aftermarket. Details of performance by operating segment are presented below. All prior period segment information presented has been restated to reflect the newly defined segments.

DOMESTIC WET FRICTION

      The following table sets forth selected income statement data for the Domestic Wet Friction segment for the thirteen weeks ended March 28, 2004 and March 30, 2003.

                                                    For the thirteen weeks ended
                                                        (amounts in millions)
                                            March 28, 2004                March 30, 2003
                                       ------------------------     -------------------------
Net sales                              $     31.4      100.0%       $     33.1       100.0%
Gross profit                                  3.9       12.4               2.7         8.2
Selling, general and
     administrative expense                   2.7        8.7               3.4        10.3
Income (loss) before taxes                     .7        2.1              (1.2)       -3.7

      The Domestic Wet Friction segment's sales decreased $1.7 million or 5.1% in the first quarter of 2004 from the same period in 2003. The decrease in sales is due to price reductions in both the automotive and heavy duty components of the segment of $1.1 million, decreased automotive volume of $1.7 million, partially offset by increased heavy duty volume of $.7 million. The remaining change is due to intercompany sales.

      Gross profit as a percentage of sales increased to 12.4% in the first quarter of 2004 compared to 8.2% in the same quarter last year. Overall, the increase in gross profit is the combined result of cost reductions, improved productivity and improved overhead absorption, partially offset by the impact of sales price reductions. Additionally, as a result of the impairment charge recorded during the fourth quarter of 2003, depreciation expense was reduced by $.3 million in the first quarter of 2004. The increase in the price of steel resulted in an increase of raw material costs of $.2 million during the first quarter of 2004. Correspondingly, the segment also realized an increase in the proceeds from the sale of scrap of $.5 million in the first quarter of 2004 compared to the same period in the prior year. The Company believes that the net favorable result of steel price increases realized in the first quarter of 2004 is a timing issue and that, in future periods, it is likely that the increase in the cost of raw material will be equal to or exceed the increase in the proceeds received from the sale of scrap.

      The Domestic Wet Friction segment produces goods for its customers based on a purchase order system, and in certain instances using longer-term contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product's cost exceeds the selling price, a reserve is established for the expected loss on products in inventory and customer purchase orders received by the balance sheet date. The Company has not recorded an estimate of the loss over the term of these contracts since the quantity and mix of parts is not known and the future production costs will be impacted by, among other things, changes in economic conditions and management's actions, including expected cost reductions. Cost reductions realized during the first quarter 2004 allowed the Company to reduce its reserve for expected loss on goods in inventory and customer purchase orders in the amount of $.4 million at March 28, 2004 compared to December 28, 2003.

      SG&A expense for the first quarter of 2004 decreased $.7 million or 20.6% compared to the first quarter of 2003. The decrease in SG&A is principally the result of an increased emphasis on managing expenses. Additionally, the first quarter of 2003 included $.2 million of non-recurring severance and relocation expenses.

      As a result of the above, income before taxes improved to $.7 million in the first quarter of 2004 compared to a loss before taxes and minority interest of $1.2 million in the same period in 2003.

      The Company continues to review alternatives to improve the operating results for this segment. Actions taken or being contemplated are as follows:

   - During the first quarter of 2004, the Company reorganized its operating segments to facilitate a stronger focus on the European wet friction operations. Oversight of the European wet friction operations, RRT and RUK, was transferred to the European management team.

   - During March of 2004 the Sterling Heights technical center was closed. The automotive sales and applications engineering groups previously located in this building have been relocated to a nearby office building in the Detroit area.

   - Cost reduction programs generated $2.3 million in cost savings during the first quarter of 2004. The Company has identified additional cost savings projects that it expects to implement during 2004.

   - The Company is conducting a facilities utilization review to determine if improved performance can be obtained through consolidating certain facilities with a focus on improved overhead absorption.

INTERNATIONAL

      The following table sets forth selected income statement data for the International segment for the thirteen weeks ended March 28, 2004 and March 30, 2003.

                                                    For the thirteen weeks ended
                                                        (amounts in millions)
                                            March 28, 2004                March 30, 2003
                                       ------------------------     -------------------------
Net sales                              $     16.7      100.0%       $     15.1      100.0%
Gross profit                                  4.8       28.8               3.9       25.9
Selling, general and
     administrative expense                   2.7       16.2               2.4       16.1
Income before taxes                           2.2       13.1               1.4        9.2

      The International segment's sales increased $1.6 million or 10.6% in the first quarter of 2004 compared to the same period in 2003. The increase is due to favorable currency translation gains of $2.3 million partially offset by volume, mix and price decreases of $.7 million. The currency translation gains reflect the increase period-over-period in the exchange rate of the Euro and the British pound to the U.S. dollar. During the first quarter of 2004 the Company consolidated its dry friction distribution facility into its wet friction production facility in the U.K.. The relocation of the dry friction facility resulted in lower production and lower sales to certain customers. The German wet friction operation is experiencing increased competition resulting in the loss of some sales and in price reductions. The German and Chinese dry friction operations have increased sales modestly despite some pressure from customers for price reductions.

      Gross profit as a percentage of sales increased to 28.8% in the first quarter of 2004 from 25.9% during the first quarter of 2003. The improved gross profit as a percentage of sales is principally the result of cost reductions at the Company's U.K. facility. The segments gross profit was favorably impacted by currency translation gains in the amount of $.4 million.

      SG&A expense for the first quarter of 2004 was $2.7 million or 16.2% of sales compared to $2.4 million or 16.1% of sales in the first quarter of 2003. The increase in SG&A of $.3 million is the result of currency translation gains and increased incentive compensation expense.

      As a result of the foregoing, income before taxes increased $.8 million or 57% in the first quarter of 2004 compared to the same period in 2003.

AFTERMARKET

      The following table sets forth selected income statement data for the Aftermarket segment for the thirteen weeks ended March 28, 2004 and March 30, 2003.

                                                    For the thirteen weeks ended
                                                        (amounts in millions)
                                            March 28, 2004                March 30, 2003
                                       ------------------------     -------------------------
Net sales                              $     12.4      100.0%       $     11.5      100.0%
Gross profit                                  3.7       29.8               3.4       29.4
Selling, general &
     administrative expense                   1.5       12.4               1.1        9.1
Income before taxes &
     minority interest                        2.2       18.0               2.4       21.0

      The Aftermarket segment's sales increased $.9 million or 7.8% in the first quarter of 2004 from the same period in 2003. The increase in sales is due primarily to growth in sales to foreign customers and new product offerings.

      Gross profit increased $.3 million as a result of the increase in sales. As a percentage of sales, gross profit increased to 29.8% in the first quarter of 2004 compared to 29.4% in the same quarter last year.

      SG&A expense for the first quarter of 2004 was $1.5 million or 12.4% of sales compared to $1.1 million or 9.1% of sales in the first quarter of 2003. The increase in SG&A of $.4 million is principally the result of increased incentive compensation and medical costs.

      As a result of the above, income before taxes and minority interest decreased slightly to $2.2 million in the first quarter of 2004 compared to $2.4 million in the same period in 2003.

Liquidity, Capital Resources and Future Liquidity

      The Company's cash and cash equivalents at March 28, 2004 totaled $18.9 million compared to $16.4 million at December 28, 2003, an increase of $2.5 million. Capital expenditures for the three-month period totaled $.8 million, which is lower than planned expenditures, and a reduction of $1.0 million compared with the capital spending for the same period in the prior year. Net cash used in operating activities was $1.4 million for the three-month period ended March 28, 2004, compared to cash used in operating activities of $1.1 million in the prior year period. Cash outflows for working capital were $6.9 million during the current year period, which was primarily comprised of the following: a $6.0 million increase in trade accounts receivable, a $1.2 million cash payment for pension funding, and a $.9 million increase in other assets, partially offset by a $.7 million decrease in inventories and a $.5 million increase in other liabilities. These were the most significant aspects of the change in other operating activities recorded on the statement of cash flows.

      The total borrowings at March 28, 2004 of $27.1 million compares to total borrowings of $22.4 million at year-end 2003, an increase of $4.7 million period-over-period. The available lines of credit at March 28, 2004 of $9.4 million compares to $10.6 million at year-end 2003, a decrease in availability of $1.2 million. Full details of the Company's debt are contained in Note E to the Condensed Consolidated Financial Statements.

      In summary of the above, the cash and available lines of credit at March 28, 2004 were $28.3 million compared to $27.0 million at year-end 2003, an increase in cash and available lines of credit of $1.3 million.

      Refer to the Management's Discussion and Analysis section and to Notes F - Debt and N - Commitments to the consolidated financial statements, included within the Company's 2003 Form 10-K, for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

      The Company's potential obligations regarding environmental remediation are explained fully in Note F - Litigation of the Condensed Consolidated Financial Statements.

      The Company assumed the liability for the Raymark pension plans as part of the reorganization. Funding for the plans in 2004 is expected to be approximately $4.4 million of which $1.2 million was funded in the first quarter of 2004.

      Certain tax issues are discussed in Note H - Income Taxes, which provide details concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

      Management believes that existing cash balances, the Company's lending facilities and cash flow from operations will be sufficient to meet all of the Company's obligations arising in the normal course of business, including anticipated capital investments. However, the ability of the Company to utilize its lending facilities is dependent on the Company's ability to meet its financial forecasts, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include certain revenue assumptions generally consistent with the prior year for the Domestic Wet Friction (on a comparable basis) and Aftermarket segments and modest growth in the International segment, as well as certain cost-saving initiatives. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company's indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, take certain actions to generate cash and/or to seek additional alternative financing from other lenders.

Financial Risks

      The Company maintains lines of credit with United States and foreign banks, as well as other creditors detailed in Note E to the Condensed Unaudited Consolidated Financial Statements. The Company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

      The Company effectively manages its accounts receivable as evidenced by the average days sales in trade receivables of 49 days. This allows for minimum borrowings in supporting inventory and trade receivables. Management does not anticipate a significant change in fiscal policy in any of its borrowing markets in 2004 given current economic conditions. Further, the Company can reduce the short-term impact of interest rate fluctuations through deferral of capital investment should the need arise.

      The Company maintains borrowings in both fixed rate and variable rate debt instruments. The fixed rate debt at March 28, 2004 of $6.1 million had rates of interest that ranged from 2.5% to 6.2%. The variable rate debt at March 28, 2004 of $20.7 million had rates of interest that ranged from 2.7% to 4.8%. The variable debt reprices either at prime rate or the Eurodollar rate. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure in the short-term that could be created by increases in rates is not considered significant by management.

      The local currencies of the Company's foreign subsidiaries have been designated as their functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, historical exchange rates for elements of stockholders' equity and an average exchange rate in effect during the year for revenues and expenses. Where possible, the Company attempts to mitigate foreign currency translation effects by borrowing in local currencies to fund operations. The Company does not believe that the fluctuations in foreign currency will have a material adverse effect on the Company's overall consolidated financial condition. Additionally, the Company does not enter into agreements to manage any currency transaction risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 2.

ITEM 4. CONTROLS AND PROCEDURES

      (a) The Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer as of March 28, 2004. Based on this evaluation, the principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures were effective in all material respects in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) No significant changes were made to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      See discussion of the Company's debt agreements in Note E of the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      10(a) Waiver and Fifth Amendment to Loan and Security Agreement, dated May
            10, 2004, to the Loan Security Agreement dated September 28, 2000 by and between Raybestos Products Company, Raytech Automotive Components Company, and Automotive Composites Company, as amended.

      10(b) Joinder and Assumption Agreement dated May 11, 2004, among Raytech
            Powertrain, Inc., Allomatic Products Company, Raytech Systems Inc., Raytech Corporation, and Raybestos Powertrain, LLC.

      31-1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31-2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32-1 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 12, 2004