Form 10-Q
period 2004-06-27
RAYTECH CORP
filed 2004-08-11
CIK 797917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarter Ended June 27, 2004,
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
(Registrant’s Telephone Number)

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

               Yes [X]   No [  ]

     As of July 30, 2004, 41,737,306 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of Raytech common stock on the New York Stock Exchange) on such date held by non-affiliates was approximately $10.5 million.

RAYTECH CORPORATION

RAYTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 27,	December 28,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$15,972	$16,413
Restricted cash	5,225	4,872
Trade accounts receivable, less allowance of $1,028 and $1,250	31,888	24,739
Inventories, net	33,228	30,877
Income taxes receivable	143	1,085
Other current assets	6,377	5,770

Total current assets	92,833	83,756

Property, plant and equipment	126,992	126,059
Less accumulated depreciation	(43,819)	(36,824)

Net property, plant and equipment	83,173	89,235

Goodwill, net	5,912	5,912
Other intangible assets, net	23,690	24,652
Other assets	2,600	2,469

Total assets	$208,208	$206,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$11,765	$8,092
Current portion of pension obligation	5,190	5,190
Accounts payable	13,582	14,609
Accrued liabilities	28,390	26,636
Payable to the PI Trust	3,220	3,815

Total current liabilities	62,147	58,342

Long-term debt	12,691	14,354
Pension obligation	11,322	13,453
Postretirement benefits other than pension	15,758	15,103
Deferred payable to the PI Trust	11,887	11,887
Deferred income taxes	6,827	6,881
Other long-term liabilities	606	706

Total liabilities	121,238	120,726

Minority interest	9,931	9,388
Commitments and contingencies
Shareholders’ Equity
Capital stock
Cumulative preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $1.00, 50,000,000 shares authorized, 41,737,306 issued and outstanding	41,737	41,737
Additional paid in capital	117,574	117,574
Accumulated deficit	(73,437)	(74,845)
Accumulated other comprehensive loss	(8,835)	(8,556)

Total shareholders’ equity	77,039	75,910

Total liabilities and shareholders’ equity	$208,208	$206,024

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net sales	$58,405	$54,093	$115,003	$109,828
Cost of sales	45,876	45,935	91,415	92,785

Gross profit	12,529	8,158	23,588	17,043
Selling, general and administrative expenses	10,424	8,427	19,026	16,706

Operating profit (loss)	2,105	(269)	4,562	337
Interest expense	348	278	663	515
Other expense (income), net	375	(403)	82	(418)

Income (loss) before provision for environmental claims, income taxes and minority interest	1,382	(144)	3,817	240
Provision for environmental claims	—	1,762	—	1,762

Income (loss) before provision for income taxes and minority interest	1,382	(1,906)	3,817	(1,522)
Provision (benefit) for income taxes	1,038	(586)	1,866	(402)

Income (loss) before minority interest	344	(1,320)	1,951	(1,120)
Minority interest	287	219	543	492

Net income (loss)	$57	$(1,539)	$1,408	$(1,612)

Basic earnings (loss) per share	$.00	$(.04)	$.03	$(.04)

Diluted earnings (loss) per share	$.00	$(.04)	$.03	$(.04)

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the 26 weeks ended
	June 27,	June 29,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,408	$(1,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,344	9,192
Other non-cash items	(569)	419
Changes in operating assets and liabilities:
Trade accounts receivable	(7,080)	(4,149)
Inventories	(1,510)	1,328
Accounts payable	(1,011)	33
Other operating assets and liabilities, net	(17)	(1,249)

Net cash (used in) provided by operating activities	(435)	3,962
Cash flow from investing activities:
Capital expenditures	(1,754)	(5,547)
Restricted cash	(353)	(2,001)

Net cash used in investing activities	(2,107)	(7,548)
Cash flow from financing activities:
Net borrowings (payments) on short-term notes	3,676	(1,729)
Principal payments on long-term debt	(1,506)	(1,188)
Proceeds from long-term borrowings	—	1,146
Proceeds from the exercise of stock options	—	152

Net cash provided by (used in) financing activities	2,170	(1,619)
Effect of exchange rate changes on cash	(69)	217
Net change in cash and cash equivalents	(441)	(4,988)
Cash and cash equivalents at beginning of period	16,413	19,983

Cash and cash equivalents at end of period	$15,972	$14,995

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total
Balance, December 29, 2002	$41,701	$117,458	$(8,402)	$(8,647)	$142,110
Comprehensive (loss) income:
Net loss	—	—	(1,612)	—	(1,612)
Currency translation adjustment	—	—	—	838	838

Total comprehensive (loss) income	—	—	(1,612)	838	(774)

Stock options exercised	36	116	—	—	152
Balance, June 29, 2003	$41,737	$117,574	$(10,014)	$(7,809)	$141,488

Balance, December 28, 2003	$41,737	$117,574	$(74,845)	$(8,556)	$75,910
Comprehensive income (loss):
Net income	—	—	1,408	—	1,408
Currency translation adjustment	—	—	—	(279)	(279)

Total comprehensive income (loss)	—	—	1,408	(279)	1,129

Balance, June 27, 2004	$41,737	$117,574	$(73,437)	$(8,835)	$77,039

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note A — Summary of Significant Accounting Policies

Presentation of Condensed Unaudited Consolidated Financial Statements

     These condensed unaudited consolidated financial statements have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech Corporation (the “Company”) as of June 27, 2004 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company’s financial statements and related notes filed on Form 10-K for the year ended December 28, 2003. Interim results are not necessarily indicative of the results for the full year.

Reclassification

     Certain fiscal 2003 amounts on the accompanying condensed consolidated statements of operations for the periods ended June 29, 2003 have been reclassified to present the interim period in a manner consistent with the annual financial statements filed on Form 10-K for the year ended December 28, 2003. The reclassification has no impact on income (loss) before provision for income taxes and minority interest.

Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock options granted at fair market value. Had compensation costs of stock options been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company would have been required to record the fair value for such options and record such amount in the consolidated financial statements as compensation expense. Pro forma stock-based employee compensation costs, net income (loss) and earnings (loss) per share, as they would have been recognized if the fair value method had been applied to all awards, are presented in the table below.

	13 weeks ended		26 weeks ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income (loss):
As reported	$57	$(1,539)	$1,408	$(1,612)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(670)	(671)	(1,341)	(1,084)

Pro forma	$(613)	$(2,210)	$67	$(2,696)

Basic earnings (loss) per share:
As reported	$.00	$(.04)	$.03	$(.04)

Pro forma	$(.01)	$(.05)	$.00	$(.06)

Diluted earnings (loss) per share:
As reported	$.00	$(.04)	$.03	$(.04)

Pro forma	$(.01)	$(.05)	$.00	$(.06)

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

     There were no options granted during the 26 weeks ended June 27, 2004.

     For a summary of all other significant accounting policies, refer to Note A to the consolidated financial statements included with the 2003 Form 10-K.

Note B — Liquidity

     The most significant factor affecting the Company’s future cash flows is its ability to earn and collect cash from customers. The automotive parts industry is extremely competitive. Many of the Company’s customers and competitors are significantly larger than the Company. The Company’s customers are often able to demand price reductions from the suppliers including all segments of Raytech. Some of the Company’s sales are made under standard sales contracts that include price commitments for multiple years. Specifically in the Domestic Wet Friction segment, the Company is selling certain products to certain customers at a loss under the terms of its current sales contracts. The Company is currently working with its customers to re-negotiate the terms of these loss contracts. In addition, the Company is reviewing strategic alternatives to improve its cost structure.

     Cash used by operating activities for the 26 weeks ended June 27, 2004 was $.4 million compared to cash provided by operating activities of $4.0 million during the same period last year. The principal operating use of cash during the first half of 2004 was an increase in working capital primarily driven by an increase in trade accounts receivable. The increase in trade accounts receivable at June 27, 2004 compared to December 28, 2003 is attributable to higher sales during the second quarter of 2004 compared to the fourth quarter of 2003. Compared to the same period last year, trade accounts receivable levels are relatively unchanged. The Company’s average days sales in trade receivables was 51 and 52 days at June 27, 2004 and June 29, 2003, respectively.

     Capital expenditures during the first 26 weeks of 2004 were $1.8 million compared to $5.5 million during the first 26 weeks of 2003. Capital expenditures for the full year 2004 are expected to be approximately $7.5 million.

     The Company’s cash and cash equivalents at June 27, 2004 totaled $16.0 million compared to $16.4 million at December 28, 2003, a decrease of $.4 million.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note B, continued

     The total borrowings at June 27, 2004 of $24.5 million compares to total borrowings of $22.4 million at year-end 2003, an increase of $2.1 million period-over-period. The available lines of credit at June 27, 2004 of $9.7 million compares to $10.6 million at year-end 2003, a decrease in availability of $.9 million. Full details of the Company’s debt are contained in Note F to the Condensed Consolidated Financial Statements.

     In summary of the above, the cash and available lines of credit at June 27, 2004 were $25.7 million compared to $27.0 million at year-end 2003, a decrease in cash and available lines of credit of $1.3 million.

     Refer to Notes F — Debt and N — Commitments to the consolidated financial statements, included within the Company’s 2003 Form 10-K, for information regarding the Company’s obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

     The Company’s potential obligations regarding environmental remediation are explained fully in Note G — Litigation of the Condensed Consolidated Financial Statements.

     Items that will potentially require the use of cash during the remainder of fiscal 2004 other than normal operating expenses include the following.

•	The Company has recorded an accrued liability of $6.2 million for certain environmental matters more fully discussed in Note G - Litigation. It is not certain at this time when these funds will be expended. There exists the potential that all or a portion of the funds will be spent in 2004.

•	The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note M — Employee Benefits to the consolidated financial statements included within the Company’s 2003 Form 10-K, are under funded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions. The expected funding for the plans in 2004 will be approximately $4.4 million, $2.4 million of which was funded during the first 26 weeks of 2004.

•	The Company incurred costs associated with the retirement of its President and Chief Executive Officer during the second quarter and the restructuring of its domestic management team during the third quarter of 2004 (See Note L). The total cost associated with these items is approximately $1.3 million of which $.8 million will be paid during the remainder of 2004, with the balance paid during 2005.

•	The Company is conducting a facilities utilization review to determine if improved performance can be obtained through consolidation or closure of certain facilities. If, as a result of this review, a decision is made to consolidate or close certain facilities the Company may incur expenses related to these actions.

•	Certain tax issues are discussed in Note I — Income Taxes, which provides detail concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note B, continued

     Management believes that existing cash balances, the Company’s lending facilities and cash flow from operations during 2004 will be sufficient to meet all of the Company’s obligations arising in the normal course of business, including anticipated capital investments. However, the ability of the Company to utilize its lending facilities is dependent on the Company’s ability to meet its financial forecasts for 2004, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include certain revenue assumptions generally consistent with the prior year for the Domestic Wet Friction (on a comparable basis) and Aftermarket segments and modest growth in the International segment, as well as certain cost-saving initiatives. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company’s indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, enact certain actions to generate cash and/or to seek additional alternative financing from other lenders.

Note C — Restricted Cash

     Restricted cash relates to the following:

	June 27,	December 28,
	2004	2003
Payable to the PI Trust	$3,531	$3,182
Letters of credit	1,635	1,630
Other	59	60

	$5,225	$4,872

     The payable to the Personal Injury Trust (“PI Trust”) consists of tax refunds and other funds received by the Company that will be paid to the PI Trust at a future date.

     The letters of credit collateralize certain obligations relating primarily to workers’ compensation.

Note D — Inventories

     Inventories, net, consist of the following:

	June 27, 2004	December 28, 2003
Raw material	$11,530	$11,056
Work in process	10,927	8,871
Finished goods	10,771	10,950

	$33,228	$30,877

     Inventory reserves were $3,634 and $4,588 at June 27, 2004 and December 28, 2003, respectively.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note E — Goodwill and Other Intangible Assets

	June 27, 2004		December 28, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite life intangible assets:
Unpatented technology	$14,360	$6,155	$14,360	$5,337
Distribution base	5,716	931	5,716	787

Total	$20,076	$7,086	$20,076	$6,124

Indefinite life intangible assets:
Trademarks	$10,700		$10,700

Goodwill	$5,912		$5,912

Intangible assets, net	$29,602		$30,564

     The weighted-average amortization periods for the unpatented technology and the distribution base are between 6 and 20 years. Amortization expense for the 13 weeks ended June 27, 2004 and June 29, 2003 amounted to $482 and $557, respectively. Amortization expense for the 26 weeks ended June 27, 2004 and June 29, 2003 amounted to $962 and $1,113, respectively.

     Estimated annual amortization expense is as follows:

For the year ending:
2004	$1,922
2005	1,922
2006	1,922
2007	1,622
2008	1,522

     Trademarks and goodwill are not being amortized but are reviewed for impairment annually or more frequently when events or circumstances indicate that the carrying amount may be impaired. The Company’s three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to each of the Company’s segments. During the 13 weeks ended June 27, 2004, the Company performed its annual impairment review of its goodwill and trademarks. The review indicated that no impairment existed at April 1, 2004. Accordingly, there were no changes in the carrying amount of trademarks or goodwill during the 26 weeks ended June 27, 2004.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note F — Debt

     Debt at June 27, 2004 and December 28, 2003 consists of the following:

	June 27, 2004			December 28, 2003
	Current	Non-Current	Total	Current	Non-Current	Total
Domestic bank debt
Line of credit	$7,308	$—	$7,308	$3,604	$—	$3,604
Term loans
Domestic Wet Friction	1,055	3,605	4,660	1,055	4,133	5,188
Aftermarket	996	5,421	6,417	996	5,921	6,917

Total domestic bank debt	9,359	9,026	18,385	5,655	10,054	15,709

Foreign bank debt
Line of credit	—	—	—	—	—	—
Term loans
Europe	949	3,538	4,487	979	4,137	5,116
Asia	1,300	—	1,300	1,300	—	1,300

Total foreign bank debt	2,249	3,538	5,787	2,279	4,137	6,416

Total bank debt	11,608	12,564	24,172	7,934	14,191	22,125
Leases	157	127	284	158	163	321

Total borrowings	$11,765	$12,691	$24,456	$8,092	$14,354	$22,446

     The carrying value of the Company’s debt approximates fair value.

     The Company, through its Domestic Wet Friction segment subsidiaries, Raybestos Products Company (“RPC”), and Raybestos Automotive Components Company (“RACC”), maintains a Loan and Security Agreement, which provides for RPC and RACC to borrow up to $25.3 million in the aggregate. The agreement, as amended in November 2003, consists of a $20 million revolving line of credit and a term loan of $5.3 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. The revolving line of credit matures September 28, 2006. The term loan is payable in 34 monthly payments of $88, commencing December 1, 2003 and maturing on September 28, 2006, with the final payment being the remainder of the balance. The revolving line of credit and the term loan are collateralized by accounts receivable, inventory and property, plant and equipment. Amounts outstanding under the revolving line of credit bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.5% and 2.75%, respectively. Amounts outstanding under the term loan bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.75% and 3.0%, respectively. The agreement contains financial and other covenants, including a fixed charge coverage ratio and a material adverse change clause. At June 27, 2004 and December 28, 2003, the aggregate pledged assets of RPC and RACC amounted to $62.8 million and $59.6 million, respectively, consisting of cash, accounts receivable, inventory, machinery and equipment and all other tangible and intangible assets, except real property. The agreement permits RPC and RACC to pay dividends to the Company for costs and expenses incurred by the Company in the ordinary course of business so long as no event of default has occurred and is continuing. During the second quarter of 2004, the Company entered into a fifth amendment to this agreement. The fifth amendment alters the determination of availability under the revolving line of credit to exclude certain receivables due to a

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note F, continued

potential right of setoff and grants the lender a mortgage on the real property owned by the Company in Sterling Heights, Michigan. The carrying value of the real property in Sterling Heights, Michigan was $5.1 million at June 27, 2004. Further, in accordance with the fifth amendment, the lender may make loans, subject to certain limits, under the revolving line of credit up to the lesser of the amount of the excluded receivables or $1.9 million.

     The Company, through its subsidiaries Raytech Powertrain, Inc. (“RPI”), Allomatic Products Company (“APC”) Raytech Systems, Inc. (“RSI”) and Raybestos Powertrain, LLC, is party to a loan agreement for $7.0 million with an interest rate at 1.65 basis points over the adjusted Eurodollar rate with a five-year term. The loan is payable in 59 monthly payments of $83, commencing on December 1, 2003, with a balloon payment of $2.1 million payable on November 3, 2008. The proceeds from this facility will be used to pay environmental costs and pension costs. The loan is collateralized by the assets of the borrowing entities. The agreement contains financial and other covenants, including the maintenance of certain financial ratios and a material adverse change clause. At June 27, 2004 and December 28, 2003, the aggregate pledged assets of APC, RSI, RPI and Raybestos Powertrain, LLC were $53.1 million and $54.0 million respectively.

     The Company’s wholly-owned German subsidiary, Raybestos Industrie-Produkte GmbH (“RIP”), has available lines of credit with several German banks. Interest is charged at rates between 5.75% and 7.125%. The lines are repayable on demand. At June 27, 2004 and December 28, 2003, there were no borrowings outstanding under these lines of credit.

     The Company’s wholly-owned German subsidiaries, Raytech Composites Europe GmbH (“RCE”) and RIP have various loan agreements where the maturities range from September 2006 through December 2012. The loans are payable in equal periodic installments (usually quarterly or semi-annually) over the term of the loan. The loans bear interest at rates ranging from 2.5% through 6.2%. At June 27, 2004 and December 28, 2003, respectively, the aggregate pledged assets, consisting of machinery and equipment, amounted to EUR13.2 million ($16.1 million) and EUR12.7 million ($16.0 million).

     During the periods presented, the Company’s wholly-owned Chinese subsidiary Raybestos Friction Products (Suzhou) Co. Ltd. (“RFP”) has had various loan agreements. The loans are short-term with maturities between six and twelve months.

     The weighted average rates on all domestic and foreign bank notes payable at June 27, 2004 and December 28, 2003 were 3.93% and 3.71%, respectively.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note G — Litigation

Environmental Remediation

Crawfordsville, Indiana — Shelly’s Ditch Contamination Removal

     In October 1987, RPC, a wholly-owned subsidiary of the Company, purchased a major manufacturing facility (the “RPC Facility”) in Crawfordsville, Indiana. Sometime thereafter, the Company learned that the previous owner of the RPC Facility had disposed of polychlorinated biphenyls (“PCBs”) in the ground at the RPC Facility in the mid-1960s and that such PCBs were leaching from the RPC Facility into an adjacent ditch (“Shelly’s Ditch”).

     In 1996, the Indiana Department of Environmental Management (the “IDEM”) advised RPC that the RPC Facility may have contributed to, and was potentially responsible for, the release of lead and PCBs found in Shelly’s Ditch. In the late 1990s, RPC and the IDEM entered into an agreed order (the “Agreed Order”) for a risk-based remediation of PCBs and lead in Shelly’s Ditch. When the IDEM later sought to unilaterally withdraw from the Agreed Order, RPC appealed and the Marion County Superior Court ordered the IDEM to reinstate the Agreed Order. Meanwhile, at the IDEM’s request, the United States Environmental Protection Agency (the “EPA”) became involved in Shelly’s Ditch.

     In December 2000, before the Agreed Order was reinstated, the EPA issued a Unilateral Administrative Order to RPC under CERCLA (the “EPA Removal Order”) demanding removal of contaminated soils from those Shelly’s Ditch areas identified as Reaches 1 through 3 (the “Site”). The EPA Removal Order required more work at greater expense than the IDEM Agreed Order. Thereafter, RPC proceeded with the work required under the EPA Removal Order. By June 27, 2004, RPC had spent approximately $18.7 million on removal of lead and PCB contaminated soils from the Site and had accrued $400 for potential EPA oversight costs relating to that work.

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

Crawfordsville, IN – Environmental Remediation Downstream of Reaches 1 through 3 of Shelly’s Ditch

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note G, continued

Crawfordsville, IN – Environmental Remediation and Expenses relating to the RPC Facility

     On May 15, 2001, the EPA issued a Pre-filing Notice and Opportunity to Confer to RPC (the “Pre-filing Notice”). This notice stated that the EPA might file a civil action lawsuit against RPC for violations of various environmental statutes and would offer RPC the opportunity to participate in pre-filing negotiations to resolve this matter. The EPA stated that it has reason to believe that RPC committed violations of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and Toxic Substances Control Act and that RPC could be subject to substantial penalties. At that time, the Company recorded a provision of $.3 million on the advice of legal counsel. On September 3, 2003, the EPA proposed that the parties settle the Pre-filing Notice. The EPA stated that penalties for violations alleged in the Pre-filing Notice could total approximately $180 million and suggested the following resolution: RPC should pay approximately $2.4 million in fines and undertake compliance activities, on-site investigative work that the EPA estimated would cost about $1.0 million, and corrective action to resolve the Pre-filing Notice. The parties have begun preliminary negotiations regarding the potential on-site investigative work but have not obtained an overall EPA settlement proposal. The Company recorded a provision of $3.1 million in the year ended December 28, 2003 based on the EPA position.

Ferndale, MI – Potential Responsibility for Environmental Remediation

     In a January 8, 2002 letter, the Michigan Department of Environmental Quality asserted Company responsibility for trichloroethylene contamination at a Ferndale, Michigan industrial site that Advanced Friction Materials Company (“AFM”) leased from approximately 1974 to 1985. The Company acquired 47% of the stock of AFM in 1996 and the balance of the shares in 1998. The Company’s liability at this site is indeterminable at this time.

Environmental Litigation

Cost Recovery Actions against Insurers regarding Shelly’s Ditch

     In 1996, RPC notified its insurers and demanded defense and indemnity regarding any environmental issues relating to alleged lead and PCB contamination of Shelly’s Ditch. In January 1997, one insurer filed a complaint in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. Raybestos Products Company (the “Insurance Case”). The complaint sought a declaratory judgment that the Reliance Insurance policies do not provide coverage to RPC for defense and indemnity relating to investigation and remediation of contamination in Shelly’s Ditch. In January 2000, the District Court rejected Reliance’s claims and granted summary judgment to RPC. In June 2001, Reliance Insurance Company was placed in liquidation in Pennsylvania. The Company has filed claims in the Reliance liquidation for recovery of its Shelly’s Ditch expenses but has not received a decision.

     In February 2002, RPC filed a third-party complaint in the Insurance Case against National Union and two other insurance carriers. The third-party complaint seeks defense and indemnity from the insurers relating to investigation and remediation of contamination in Shelly’s Ditch.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note G, continued

     In February 2004, National Union and its affiliates commenced an adversary proceeding against the Company, RPC and others by filing a complaint in U.S. Bankruptcy Court (the “Adversary Proceeding”). In the Adversary Proceeding, National Union claims that RPC’s third-party complaint against National Union is barred by a January 2002 order of the U.S. Bankruptcy Court in the Raymark Industries, Inc. and Raymark Corporation Chapter 11 cases (the “Raymark Order”). National Union claims that the Raymark Order prohibited RPC from pursuing its third-party complaint against National Union and declared that the National Union insurance policies issued to the Company and RPC have been exhausted. Also in February 2004, National Union filed a motion in the U.S. District Court, Southern District of Indiana, asking that court to stay the Insurance Case against National Union. The outcome of this Adversary Proceeding and related motion for stay and their effects, if any, on the Insurance Case against National Union cannot be predicted.

RPC Claims against IDEM

     In July 2002, RPC filed an action against the IDEM for breach of contract claiming damages based on the difference between the costs of cleanup under the EPA Removal Order and the IDEM Agreed Order. The outcome of this litigation cannot be predicted.

Commercial Litigation

     On April 22, 2003, Automation by Design, Inc. filed a civil action against RPC in U.S. District Court for the Southern District of Indiana. The complaint alleges copyright infringement and breach of contract in connection with RPC’s purchase of certain equipment. In answer to plaintiff’s complaint, RPC denied liability and filed counterclaims for breach of contract and declaratory judgment. The court has granted Automation by Design’s motion to amend its complaint to include Raytech Corporation and Production Design Services, Inc. as defendants. RPC has agreed to defend and provide certain indemnity protection to Production Design Services, Inc., which manufactured certain equipment that is allegedly involved in this court action. The outcome of this litigation cannot be predicted, and the Company’s liability or recoveries are indeterminable at this time.

Equity Holders Litigation

     In February 2002, lawyers claiming to represent the Committee of Equity Holders of Raytech Corporation filed a motion in U.S. Bankruptcy Court to compel the Company to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in the Company or their successors, or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. The ultimate outcome of this matter cannot be predicted; however, it is possible that its resolution could cause the Company to issue additional shares to the original shareholder group, or to retire shares held by the general unsecured creditor shareholder group. This might directly impact the earnings per share calculations of the Company. The Bankruptcy Court denied a Company motion to dismiss this action. Recent attempts to settle this case have been unsuccessful and trial is scheduled for October 2004.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note H — Segment Reporting

     The Company’s operations are categorized into three operating segments and a corporate group based on management structure, product type and distribution channel, as described below. The Company, during the first quarter of 2004, restructured its operating segments to facilitate a stronger focus on the European wet friction operations. Oversight of the European wet friction operations, Raybestos Reibtechnik GmbH (“RRT”) and Raybestos U.K. Ltd. (“RUK”), was transferred to the European management team. The newly defined operating segments are Domestic Wet Friction, International (including the European wet friction operations and European and Asian dry friction operations), and Aftermarket. All prior period segment information presented has been restated to reflect the newly defined segments.

Domestic Wet Friction

     The Domestic Wet Friction segment manufactures and distributes automatic transmission and wet wheel brake system components. The Company markets its products to automobile, heavy duty truck, farm machinery, mining, and bus original equipment manufacturers (“OEMs”) in North America.

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

Corporate

     The Corporate group consists principally of corporate activities, including costs to maintain the corporate headquarters, certain environmental costs, and certain assets, liabilities and related income and expense stemming from the reorganization plan implemented when the Company emerged from bankruptcy in 2001. The Company has chosen not to distribute these costs to the operating segments to preserve the historical comparability at the operating segment level.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note H, continued

Information relating to operations by industry segment follows:

	For the 13 weeks ended		For the 26 weeks ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net Sales
Domestic Wet Friction	$32,361	$31,900	$63,763	$64,953
International	16,864	14,896	33,517	29,959
Aftermarket	13,616	11,290	26,002	22,779
Intersegment elimination (1)	(4,436)	(3,993)	(8,279)	(7,863)

Net sales to external customers	$58,405	$54,093	$115,003	$109,828

Gross Profit
Domestic Wet Friction	$4,521	$2,579	$8,417	$5,280
International	4,647	3,641	9,436	7,546
Aftermarket	4,304	3,258	7,989	6,637
Corporate and intersegment elimination	(943)	(1,320)	(2,254)	(2,420)

Consolidated	$12,529	$8,158	$23,588	$17,043

Operating Profit (Loss)(2)
Domestic Wet Friction	$897	$(1,024)	$1,567	$(2,232)
International	1,773	1,504	3,959	2,883
Aftermarket	2,580	2,135	4,814	4,545
Corporate	(3,868)	(4,521)	(6,523)	(6,718)

Consolidated	$1,382	$(1,906)	$3,817	$(1,522)

(1)	The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation. Substantially all intersegment sales are sales of wet friction products to the Aftermarket segment.

(2)	The Company’s management reviews the performance of its reportable segments on an operating profit basis, consisting of income before income taxes and minority interest.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note I — Income Taxes

     The tax provision for the thirteen-week period ended June 27, 2004 is $1.0 million compared to a benefit of $.6 million for the same period in the prior year. The provision for the current period includes federal taxes resulting from profit generated by APC, foreign taxes associated with operations in Germany and China and state taxes generated by domestic operations. The Company did not recognize any tax benefits associated with losses generated by U.S. domestic operations due to doubts concerning their future recoverability. The Company’s effective tax rate for the thirteen-week period ended June 27, 2004 was 75.1% compared to a benefit of 30.7% for the same period in the prior year. The effective tax rate for the twenty-six-week period ended June 27, 2004 is 48.9% compared to a benefit of 26.4% for the same period in the prior year. The effective rate for the thirteen-week and twenty-six-week periods ended June 29, 2003 reflect a statutory federal rate adjusted for state and foreign taxes and contribution made to the Raymark pension plans. In addition, the Company did not recognize any tax benefits associated with operating losses incurred by the Company’s U.K. operations due to doubts about their future recoverability.

     Pursuant to the Tax Benefits Assignment and Assumption Agreement (the “Agreement”), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At June 27, 2004, the Company has tax loss carryforwards of $101.2 million and tax credit carryforwards of $3.5 million. The net operating loss carryforwards are allocated between the Company and the PI Trust in the amounts of $21.2 million and $80.0 million, respectively. The tax credit carryforwards all inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses allocated to the PI Trust, and contributions made to the Raymark pension plans. Losses generated by the Company subsequent to the emergence from bankruptcy, exclusive of losses attributed to the payments discussed above, will be retained by the Company. The method of allocation in utilizing current and future operating losses between the PI Trust and the Company has not been determined at this time. Additional tax recoveries, expected to be received in future periods, are recorded as deferred tax assets, net of valuation allowances, and a deferred payable to the PI Trust, which amounted to $11.9 million at June 27, 2004 and December 28, 2003. The Company utilizes certain assumptions concerning future events in determining its deferred tax position. These assumptions could change in the future based on actual facts and circumstances that may arise during the future periods. Any changes in these assumptions could impact the deferred tax asset that inures to the benefit of the PI Trust and the related deferred payable. The impact on the deferred payble to the PI Trust could cause a corresponding impact on pre-tax income.

     At June 27, 2004, the Company has recorded a tax receivable in the amount of $143, of which $100 is due from the Federal government and $43 is due from state governments. The Company received $45 in January 2004 and $897 in May 2004 as partial recovery of the state taxes related to returns filed in 2003 and 2004, respectively. The state refunds inure to the benefit of the PI Trust.

     The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore impact the deferred tax asset attributable to the PI Trust. Any change in the deferred tax asset attributable to the PI Trust will also impact the valuation allowance and the related deferred payable to the PI Trust. Pursuant to a settlement meeting held in April 2004, the Company and the IRS have reached a tentative settlement of the IRS audit. The settlement, if approved by the IRS District Director and the Joint Committee on Internal Revenue Taxation, would result in no payment of

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note I — continued

Federal tax given the Company’s net operating losses. However, interest on the tax assessment would be payable. The PI Trust would be responsible for the interest on any tax assessment. The Company expects the approval process to be completed prior to the end of the current fiscal year.

     The Company owns 57% of the stock of APC. The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.5 million at June 27, 2004, if all of APC’s earnings were to be distributed through dividends.

Note J — Earnings Per Share

	13 weeks ended		26 weeks ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Basic EPS Computation
Net income (loss)	$57	$(1,539)	$1,408	$(1,612)

Weighted average shares	41,737,306	41,701,554	41,737,306	41,701,554
Weighted average stock options exercised	—	32,148	—	16,074

Adjusted weighted average shares	41,737,306	41,733,702	41,737,306	41,717,628

Basic earnings (loss) per share	$.00	$(.04)	$.03	$(.04)

Diluted EPS Computation
Net income (loss)	$57	$(1,539)	$1,408	$(1,612)

Weighted average shares	41,737,306	41,701,554	41,737,306	41,701,554
Weighted average stock options exercised	—	32,148	—	16,074

Adjusted weighted average shares and equivalents	41,737,306	41,733,702	41,737,306	41,717,628

Diluted earnings (loss) per share	$.00	$(.04)	$.03	$(.04)

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note J — continued

     Options to purchase 3,034,414 shares of common stock were not included in the computation of diluted earnings per share for the 13 and 26 weeks ended June 27, 2004 and options to purchase 3,063,659 shares of common stock were not included in the computation of diluted earnings per share for the 13 and 26 weeks ended June 29, 2003, due to their anti-dilutive effect due either to their exercise price compared to the market price or the Company incurring a loss for the period.

     In February 2002, lawyers claiming to represent the Committee of Equity Holders of Raytech Corporation filed a motion in U.S. Bankruptcy Court to compel the Company to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in the Company or their successors, or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. The ultimate outcome of this matter cannot be predicted; however, it is possible that its resolution could cause the Company to issue additional shares to the original shareholder group, or to retire shares held by the general unsecured creditor shareholder group. This might directly impact the earnings per share calculations of the Company. The Bankruptcy Court denied a Company motion to dismiss this action. Recent attempts to settle this case have been unsuccessful and trial is scheduled for October 2004.

Note K — Pension and Post Retirement Benefit Plans

     Components of Net Periodic Benefit Cost

	For the 13 weeks ended
	Pension Benefits		Post Retirement Benefits
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Service Cost	$146	$111	$197	$158
Interest Cost	696	728	290	269
Expected return on plan assets	(635)	(414)	—	—
Amortization of prior service cost	34	—	—	—
Amortization of net (gain) loss	107	25	40	—

Net periodic benefit cost	$348	$450	$527	$427

	For the 26 weeks ended
	Pension Benefits		Post Retirement Benefits
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Service Cost	$292	$219	$394	$315
Interest Cost	1,394	1,447	580	539
Expected return on plan assets	(1,271)	(828)	—	—
Amortization of prior service cost	69	—	—	—
Amortization of net (gain) loss	215	50	81	—

Net periodic benefit cost	$699	$888	$1,055	$854

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note K — continued

     The Company previously disclosed in its financial statements for the year ended December 28, 2003, that it expected to contribute $5.3 million to its pension plans and $.6 million to fund its post retirement plan in 2004. As of June 27, 2004, $2.4 million of contributions have been made. The Company presently anticipates contributing an additional $3.5 million to fund its pension and post retirement plans in 2004. The 2004 planned contributions of $5.9 million reflect a $.5 million reduction provided by the Pension Funding Equity Act of 2004.

     In connection with the Company’s Chapter 11 proceedings, the Pension Benefit Guaranty Corporation (“PBGC”) filed certain motions claiming that the Company was responsible for the funding and sponsorship of two Raymark Corporation pension plans. The court ordered that the Company was liable for the maintenance and funding of the underfunded pension plan obligations of Raymark Corporation. The Company, based on the court’s order, assumed the role of plan sponsor of the Raymark Plans upon emergence from bankruptcy. The Company obtained a deferral of its funding obligations for 2000. Since obtaining the deferral, the Company has made funding payments to the Raymark Plans as required. As of June 27, 2004, the outstanding balance of the deferred amounts was approximately $2.3 million. During the second quarter of 2004, the Company executed a mortgage of its real property located in Crawfordsville, Indiana to the PBGC, guaranteeing its remaining deferred funding obligations of the Raymark Plans. At June 27, 2004 the carrying value of the real property mortgaged was $4.7 million.

Note L — Subsequent Event

     During the third quarter of 2004, but prior to the filing of this report, the Company announced a domestic management restructuring. The purpose of the management restructuring is to centralize and streamline the management of the domestic sales, research and manufacturing activities. In addition to expanding or redefining the roles of several existing employees, 5 positions were eliminated. The one-time cost associated with this restructuring program is $.6 million. The Company will record this cost in the third quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In preparing the discussion and analysis required by the federal securities laws, it is assumed that users of the interim financial information have read or have access to the discussion and analysis for the preceding fiscal year.

Caution Regarding Forward Looking Statements

     Statements in this “Management’s Discussion and Analysis” relating to management’s views of trends, the effects of changing prices, plans, objectives and other matters for future operating periods are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to significant risks and uncertainties that could cause actual results to differ materially from the results in the statements. Forward-looking statements relating to Raytech Corporation (the “Company”) businesses are based on assumptions concerning certain factors that are not predictable and are subject to change. These factors include general economic conditions, worldwide demand for automotive and heavy duty vehicles, consumer confidence, actions of our competitors, vendors and customers, factors affecting our costs such as raw material prices, labor relations and environmental compliance and remediation, interest and foreign currency exchange rates, technological issues, accounting standards, and the risks set forth in the section entitled “Risk Factors.” The forward-looking statements herein are made as of the date of this report. We have no obligation to update our forward-looking statements.

Risk Factors

     The Company’s businesses are subject to certain risks, including but not limited to those described below, that could cause material changes in its results of operations or financial condition in the future.

•	The Company’s businesses are greatly affected by general economic conditions. The Company sells components to the automotive and heavy duty equipment industries and in large part is dependent upon consumer demand for automobiles, consumer confidence and business investment in heavy equipment. The Company’s businesses sell components for transmissions and brakes to automotive and heavy duty original equipment manufacturers (“OEMs”) as well as the automotive aftermarket. The economic slowdown and recession in 2001 through 2003 resulted in reduced heavy equipment and passenger vehicle production in the United States and in foreign markets and reduced demand in the aftermarket. It is possible that OEM vehicle and equipment production will not increase significantly in 2004 and future years. Economic conditions may adversely affect the Company’s revenues in all of its business segments.

•	The Company’s customers are large companies under pressure to cut component costs. The Domestic Wet Friction segment’s largest customers are experiencing margin erosion due to reduced volume, high labor costs and intense foreign competition. The Company is a relatively small supplier of a limited number of components. Due to their size, the Company’s customers are often able to demand component price reductions from their suppliers, including all segments of the Company. These customers may also demand technological changes and quality improvements at the Company’s expense. In addition, the trend in the automotive aftermarket is toward longer transmission service and replacement cycles due to improved quality. The Company’s revenues and margins may be adversely affected by these factors.

•	The Company’s largest customers have unionized workforces and may be subject to plant shutdowns in the event of a labor dispute, which could adversely affect the Company’s shipments to those customers and the Company’s revenues.

•	The Company is subject to substantial environmental remediation obligations for past contamination that are not yet fixed in scope or amount. The nature of environmental contamination and its remediation are such that the amount and nature of work necessary is often unknown until late in the process. The level of responsibility of the parties involved and the level of remediation to be required by governmental authorities is also uncertain. The Company also incurs substantial ongoing environmental compliance costs in operating its production facilities. Substantial unanticipated environmental costs could adversely affect profitability.

•	Worldwide increases in steel demand have led to increased prices and concerns of a steel shortage. Potential impacts on the Company from the current steel market conditions could include reduced delivery levels of finished products to customers and lower profitability due to higher raw material costs. Management expects the increases in the price of steel will negatively impact the Company’s profitability during the second half of 2004.

Significant Accounting Policies

     Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company’s Form 10-K for fiscal 2003 describe the significant accounting estimates and policies used by management in the preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no changes in the Company’s critical accounting estimate processes and policies during the 26 weeks ended June 27, 2004.

Results of Operations and Liquidity and Capital Resources

     During the second quarter of 2004 the Company’s President and Chief Executive Officer retired. The Board of Directors has named an interim President and Chief Executive Officer, from a financial advisory and consulting firm, effective June 1, 2004. The Company is obligated to pay that firm a monthly fee plus a success fee, to be determined at a later date, based on the results of the assignment. A committee has been formed to undertake a search for a permanent president and chief executive officer.

     The Company reported increased sales of $4.3 million in the second quarter of 2004 compared to the second quarter of 2003. Year to date sales increased $5.2 million over the same period in 2003. The increase in sales was due principally to the increased demand and product offering in the Aftermarket segment and favorable currency translation adjustments in the Company’s European operations. The Company continues to experience pressure to reduce prices from certain of its major customers, most notably in the Domestic Wet Friction segment and to a lesser degree in China.

     Gross profit increased to 21.5% of sales in the second quarter of 2004 compared to 15.1% during the same period last year. Year to date gross profit as a percentage of sales increased to 20.5% compared to 15.5% for the same period in 2003. The Company realized improved gross profit across all three of its operating segments, principally due to improved productivity and cost reduction programs, partially offset by the impact of price reductions. During the first half of 2004 the Company experienced increases in the price of steel, a key raw material. Management expects the increases in the price of steel will negatively impact the Company’s profitability during the second half of 2004. Additional severance expense will be recognized during the third quarter related to the restructuring of the domestic management team, see Note L of the Condensed Consolidated Financial Statements.

     SG&A expenses increased $2.0 million or 23.7% during the second quarter of 2004 compared to the second quarter of 2003. Year to date SG&A expense increased $2.3 million or 13.9% compared to the same period in 2003. The increase is principally due to severance costs, increased consulting costs, increased incentive compensation expense and currency translation, partially offset by operating cost reductions.

     Interest expense is incurred on the Company’s debt facilities. See Note F of the Condensed Consolidated Financial Statements.

     The Company’s income taxes are discussed in detail in Note I of the Condensed Consolidated Financial Statements. As a condition of the reorganization plan, all tax benefits received by the Company as a result of the reorganization inure to the benefit of the PI Trust.

     Minority interest relates to the Company’s majority-owned subsidiary, Allomatic Products Company (“APC”). APC, a member of the Company’s Aftermarket segment, is 57% owned by the Company, 40% owned by a related party and 3% owned by certain employees of the Company. APC is consolidated in the financial statements and a minority interest is recorded to reflect the minority shareholders’ interest in APC.

     The Company recorded net income of $.1 million, or nil per basic share, for the 13 week period ended June 27, 2004 compared to a net loss of $1.5 million, or a loss of $.04 per basic share for the same period in the prior year. The Company recorded net income of $1.4 million, or $.03 per basic share, for the 26 week period ended June 27, 2004 compared to a net loss of $1.6 million or a loss of $.04 per basic share for the same period in 2003. The increase in earnings is due principally to improved operating performance across all segments. Additionally, in the second quarter of 2003 the Company recorded a charge for non-recurring environmental costs in the amount of $1.8 million

     During the first quarter of 2004, the Company restructured its operating segments to facilitate a stronger focus on the European wet friction operations. Management of the European wet friction operations, Raybestos Reibtechnik GmbH (“RRT”) and Raybestos U.K. Ltd. (“RUK”) was transferred to the European management team. The newly defined operating segments are Domestic Wet Friction, International (including the European wet friction operations and European and Asian dry friction operations), and Aftermarket. Details of performance by operating segment are presented below. All prior period segment information presented has been restated to reflect the newly defined segments.

Domestic Wet Friction

     The following tables set forth selected income statement data for the Domestic Wet Friction segment for the 13 and 26 weeks ended June 27, 2004 and June 29, 2003.

		For the 13 weeks ended
		(amounts in millions)
	June 27, 2004		June 29, 2003
Net sales	$32.4	100.0%	$31.9	100.0%
Gross profit	4.5	14.0	2.6	8.1
Selling, general and administrative expense	2.9	9.1	3.4	10.6
Income (loss) before taxes	.9	2.8	(1.0)	(3.2)

		For the 26 weeks ended
		(amounts in millions)
	June 27, 2004		June 29, 2003
Net sales	$63.8	100.0%	$65.0	100.0%
Gross profit	8.4	13.2	5.3	8.1
Selling, general and administrative expense	5.7	8.9	6.8	10.4
Income (loss) before taxes	1.6	2.5	(2.2)	(3.4)

     The Domestic Wet Friction segment’s sales increased $.5 million or 1.4% in the second quarter of 2004 from the same period in 2003. The increase in sales was driven principally by an increase in heavy-duty and intercompany sales volume of $1.8 million and $.8 million, respectively, in the second quarter compared to the same periods in 2003. The increase in heavy duty and intercompany volume was partially offset by a decrease in automotive sales volume of $1.5 million and price reductions, in both the heavy-duty and automotive components, of $.6 million. Sales for the 26 week period ended June 27, 2004 decreased $1.2 million or 1.8% from the same period in 2003. The decrease year to date compared to the same period last year is due to price reductions in the heavy-duty and automotive components of the segment of $1.6 million, decreased automotive volume of $2.7 million, partially offset by an increase in heavy-duty volume of $3.1 million.

     Gross profit for the 13 and 26 weeks ended June 27, 2004 was $4.5 million and $8.4 million, respectively compared with $2.6 million and $5.3 million for the 13 and 26 weeks ended June 29, 2003. Gross profit as a percentage of sales increased to 14.0% in the second quarter of 2004 compared to 8.1% in the same quarter last year; and increased to 13.2% compared with 8.1% for the 6 months ended June 27, 2004 and June 29, 2003, respectively. Overall, the increase in gross profit is the combined result of cost reductions, improved productivity and improved overhead absorption, partially offset by the impact of sales price reductions. Additionally, as a result of the impairment charge recorded during the fourth quarter of 2003, depreciation expense was reduced by $.2 million and $.5 million for the 13 and 26 weeks ended June 27, 2004, respectively. The increase in the price of steel resulted in an increase of raw material costs of $.8 million and $1.0 million during the 13 and 26 weeks ended June 27, 2004, respectively. Correspondingly, the segment also realized an increase in the proceeds from the sale of scrap of $.5 million and $1.0 million in the 13 and 26 weeks ended June 27, 2004, respectively, compared to the same periods in 2003. Although the Company has been able to mitigate the impact of the increased cost of steel with greater proceeds from the sale of scrap during the first half of 2004, management expects that the increased price of steel will negatively impact its profitability during the remainder of the year.

     The Domestic Wet Friction segment produces goods for its customers based on a purchase order system, and in certain instances using longer-term contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product’s cost exceeds the selling price, a reserve is established for the expected loss on products in inventory and customer purchase orders received by the balance sheet date. The Company has not recorded an estimate of the loss over the term of these contracts since the quantity and mix of parts is not known and the future production costs will be impacted by, among other things, changes in economic conditions and management’s actions, including expected cost reductions. Cost reductions realized during the first half of 2004 allowed the Company to reduce its reserve for expected loss on goods in inventory and customer purchase orders in the amount of $.7 million at June 27, 2004 compared to December 28, 2003. During the 13 weeks ended June 27, 2004, the reserve for expected loss on goods in inventory and customer purchase orders was reduced by $.3 million.

     SG&A expense decreased $.5 million or 14.7% for the second quarter of 2004 compared to the same quarter in 2003 and $1.1 million or 16.2% for the first half of 2004 compared to the same period last year. The decrease in SG&A is principally the result of an increased emphasis on managing expenses. As a result of the impairment charge recorded during the fourth quarter of 2003, depreciation expense was reduced by $.1 million and $.2 million for the 13 and 26 weeks ended June 27, 2004, respectively, compared to the same periods in the prior year. Additionally, a reduction in force taken in research and development in late 2003 resulted in reduced research and development expense of $.4 million and $.5 million for the 13 and 26 weeks ended June 27, 2004, respectively, compared to the same periods last year.

     As a result of the above, income before taxes improved to $.9 million for the 13 weeks ended June 27, 2004 compared to a loss before taxes of $1.0 million in the same period in 2003. For the 26 week period income before taxes improved to $1.6 million compared to a loss before taxes of $2.2 million for the same period last year.

     The Company continues to review alternatives to improve the operating results for this segment. Actions taken or being contemplated are as follows:

•	During the first quarter of 2004, the Company reorganized its operating segments to facilitate a stronger focus on the European wet friction operations. Oversight of the European wet friction operations, RRT and RUK, was transferred to the European management team.

•	During March of 2004, the Sterling Heights technical center was closed. The automotive sales and applications engineering groups previously located in this building have been relocated to a nearby office building in the Detroit area.

•	The Company has implemented cost savings programs during the first half of 2004 and is continuing to evaluate all aspects of its operations for additional cost savings alternatives.

•	Subsequent to the end of the second quarter but prior to filing this report, the Company announced a domestic management restructuring. The purpose of the management restructuring is to centralize and streamline the management of the domestic sales, research and manufacturing activities.

•	The Company is conducting a facilities utilization review to determine if improved performance can be obtained through consolidating certain facilities with a focus on improved overhead absorption.

     The term labor contract at Raybestos Automotive Components Company in Sterling Heights, Michigan, is due to expire in October, 2004. The Company expects to begin negotiations relating to this contract during August, 2004.

International

     The following tables set forth selected income statement data for the International segment for the 13 and 26 weeks ended June 27, 2004 and June 29, 2003.

		For the 13 weeks ended
		(amounts in millions)
	June 27, 2004		June 29,2003
Net sales	$16.9	100.0%	$14.9	100.0%
Gross profit	4.6	27.6	3.6	24.4
Selling, general and administrative expense	2.7	15.9	2.2	14.8
Income before taxes	1.8	10.5	1.5	10.1

		For the 26 weeks ended
		(amounts in millions)
	June 27, 2004		June 29,2003
Net sales	$33.5	100.0%	$30.0	100.0%
Gross profit	9.4	28.2	7.5	25.2
Selling, general and administrative expense	5.4	16.0	4.6	15.4
Income before taxes	4.0	11.8	2.9	9.6

     The International segment’s sales increased $2.0 million or 13.2% in the second quarter of 2004 from the same period in 2003. Sales for the 26 week period ended June 27, 2004 increased $3.6 million or 11.9% from the same period in 2003. The increase is principally due to favorable currency translation gains of $.9 million and $2.7 million in the 13 and 26 weeks ended June 27, 2004, respectively. The currency translation gains reflect the increase period-over-period in the exchange rate of the Euro and the British pound to the U.S. dollar. After adjusting for currency translation gains, the increase in sales for the quarter and year to date period is due to increasing demand most notably in China and to a lesser degree in Europe.

     Gross profit for the 13 and 26 weeks ended June 27, 2004 was $4.6 million and $9.4 million, respectively compared with $3.6 million and $7.5 million for the 13 and 26 weeks ended June 29, 2003, respectively. The segment’s gross profit was favorably impacted by currency translation gains in the amount of $.2 million and $.6 million in the 13 and 26 weeks ended June 27, 2004, respectively. Gross profit as a percentage of sales increased to 27.6% in the second quarter of 2004 compared to 24.4% in the same quarter last year; and increased to 28.2% compared with 25.2% for the 6 months ended June 27, 2004 and June 29, 2003, respectively.

After adjusting for currency translation, the increase in gross margin for the quarter and year to date period is primarily due to favorable product mix in the German dry friction business and cost reductions in the segment’s wet friction business. Gross profit decreased slightly in China year over year due to increasing competitive pricing pressures within that market and unfavorable product mix.

     SG&A expense increased $.5 million or 22.7% for the second quarter of 2004 compared to the same period in 2003 and $.8 million or 17.4% for the first half of 2004 compared to the same period last year. SG&A expense as a percentage of sales increased slightly for the 13 and 26 weeks ended June 27, 2004 compared to the same periods in the prior year. The segment’s SG&A expense was unfavorably impacted by currency translation gains in the amount of $.2 million and $.5 million in the 13 and 26 weeks ended June 27, 2004, respectively. After adjusting for currency translation, the remaining increase in SG&A as a percent of sales is driven by an increase in expense in its wet friction operation in the United Kingdom.

     As a result of the above, income before taxes improved to $1.8 million for the 13 weeks ended June 27, 2004 compared to $1.5 million in the same period in 2003. For the 26 week period income before taxes improved to $4.0 million compared to $2.9 million for the same period last year. The impact of currency translation on income before taxes was negligible for both the 13 and 26 week period ended June 27, 2004.

     The Company is currently conducting a facilities utilization review to determine if profitability can be improved through consolidating certain facilities. If the facilities utilization review results in a decision to consolidate or close certain facilities a loss may be incurred relating to these actions.

Aftermarket

     The following tables set forth selected income statement data for the Aftermarket segment for the 13 and 26 weeks ended June 27, 2004 and June 29, 2003.

		For the 13 weeks ended
		(amounts in millions)
	June 27, 2004		June 29, 2003
Net sales	$13.6	100.0%	$11.3	100.0%
Gross profit	4.3	31.6	3.3	28.9
Selling, general & administrative expense	1.6	12.0	1.2	10.7
Income before taxes & minority interest	2.6	18.9	2.1	18.9

		For the 26 weeks ended
		(amounts in millions)
	June 27, 2004		June 29, 2003
Net sales	$26.0	100.0%	$22.8	100.0%
Gross profit	8.0	30.7	6.6	29.1
Selling, general & administrative expense	3.2	12.2	2.3	9.9
Income before taxes & minority interest	4.8	18.5	4.5	20.0

     The Aftermarket segment’s sales increased $2.3 million or 20.6% in the second quarter of 2004 from the same period in 2003. Sales for the 26 week period ended June 27, 2004 increased $3.2 million or 14.1% from the same period in 2003. The increase in sales is due to increased volume to existing domestic customers, expansion of product offering within existing product lines and increased foreign market share.

     Gross profit for the 13 and 26 weeks ended June 27, 2004 was $4.3 million and $8.0 million, respectively compared with $3.3 million and $6.6 million for the 13 and 26 weeks ended June 29, 2003. The increase in gross profit is due primarily to the increased sales in the 2004 periods compared to the same periods in 2003. Gross profit as a percentage of sales increased to 31.6% in the second quarter of 2004 compared to 28.9% in the same quarter last year; and increased to 30.7% compared with 29.1% for the 6 months ended June 27, 2004 and June 29, 2003, respectively. The increase in gross profit as a percent of sales is due to increased sales of higher margin products. The Aftermarket segment experienced raw material price increases during the first 26 weeks of 2004 due to the increased price of steel which were able to be offset through sales price increases. However, management anticipates that the increased price of steel may negatively impact profitability during the remainder of 2004.

     SG&A expense increased $.4 million or 33.3% for the second quarter of 2004 compared to the same quarter in 2003 and $.9 million or 39.1% for the first half of 2004 compared to the same period last year. The increase in SG&A is principally the result of increased incentive compensation and medical costs.

     As a result of the above, income before taxes and minority interest improved to $2.6 million for the 13 weeks ended June 27, 2004 compared to $2.1 million in the same period in 2003. For the 26 week period income before taxes and minority interest improved to $4.8 million compared to $4.5 million for the same period last year.

Liquidity, Capital Resources and Future Liquidity

     The Company’s cash and cash equivalents at June 27, 2004 totaled $16.0 million compared to $16.4 million at December 28, 2003, a decrease of $.4 million. Capital expenditures for the six-month period totaled $1.8 million, which is lower than planned expenditures, and a reduction of $3.8 million compared with the capital spending for the same period in the prior year. Capital spending is expected to increase during the remainder of 2004 compared to the first half of the year, but is not expected to return to prior year levels. Net cash used in operating activities was $.4 million for the six-month period ended June 27, 2004, compared to cash provided by operating activities of $4.0 million in the prior year period. Cash outflows for operating assets and liabilities were $9.6 million during the current year period, which was primarily comprised of the following: a $7.1 million increase in trade accounts receivable, a $1.5 million increase in inventories, a $2.4 million cash payment for pension funding, partially offset by a $1.4 increase in other liabilities, net. These were the most significant aspects of the change in other operating activities recorded on the statement of cash flows.

     The total borrowings at June 27, 2004 of $24.5 million compares to total borrowings of $22.4 million at year-end 2003, an increase of $2.1 million period-over-period. The available lines of credit at June 27, 2004 of $9.7 million compares to $10.6 million at year-end 2003, a decrease in availability of $.9 million. Full details of the Company’s debt are contained in Note F to the Condensed Consolidated Financial Statements.

     In summary of the above, the cash and available lines of credit at June 27, 2004 were $25.7 million compared to $27.0 million at year-end 2003, a decrease in cash and available lines of credit of $1.3 million.

     Refer to the Management’s Discussion and Analysis section and to Notes F - Debt and N — Commitments to the consolidated financial statements, included within the Company’s 2003 Form 10-K, for information regarding the Company’s obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

     The Company’s potential obligations regarding environmental remediation are explained fully in Note G — Litigation of the Condensed Consolidated Financial Statements.

     The Company assumed the liability for the Raymark pension plans as part of the reorganization. Funding for the plans in 2004 is expected to be approximately $4.4 million of which $2.4 million was funded in the first six months of 2004.

     Certain tax issues are discussed in Note I — Income Taxes, which provide details concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

     The Company incurred costs associated with the retirement of its President and Chief Executive Officer during the second quarter and the restructuring of its domestic management team during the third quarter of 2004 (See Note L – Subsequent Event of the Condensed Consolidated Financial Statements). The total cost associated with these items is approximately $1.3 million of which $.8 million will be paid during the remainder of 2004, with the balance paid during 2005.

     The Company is conducting a facilities utilization review to determine if improved performance can be obtained through consolidation or closure of certain facilities. If, as a result of this review, a decision is made to consolidate or close certain facilities the Company may incur expenses related to these actions.

     Management believes that existing cash balances, the Company’s lending facilities and cash flow from operations will be sufficient to meet all of the Company’s obligations arising in the normal course of business, including anticipated capital investments. However, the ability of the Company to utilize its lending facilities is dependent on the Company’s ability to meet its financial forecasts, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include certain revenue assumptions generally consistent with the prior year for the Domestic Wet Friction (on a comparable basis) and Aftermarket segments and modest growth in the International segment, as well as certain cost-saving initiatives. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company’s indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, take certain actions to generate cash and/or to seek additional alternative financing from other lenders.

Financial Risks

     The Company maintains lines of credit with United States and foreign banks, as well as other creditors detailed in Note F to the Condensed Consolidated Financial Statements. The Company is naturally exposed to various interest rate risk and foreign currency risk in its normal course of business.

     Management does not anticipate a significant change in fiscal policy in any of its borrowing markets in 2004 given current economic conditions. The Company strives to manage working capital levels to support business needs while minimizing borrowings. Further, the Company can reduce the short-term impact of interest rate fluctuations through deferral of certain capital investment should the need arise.

     The Company maintains borrowings in both fixed rate and variable rate debt instruments. The fixed rate debt at June 27, 2004 of $5.8 million had rates of interest that ranged from 2.5% to 6.2%. The variable rate debt at June 27, 2004 of $18.4 million had rates of interest that ranged from 3.0% to 4.8%. The variable debt reprices either at prime rate or the Eurodollar rate. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure in the short-term that could be created by increases in rates is not considered significant by management.

     The local currencies of the Company’s foreign subsidiaries have been designated as their functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, historical exchange rates for elements of stockholders’ equity, and an average exchange rate in effect during the year for revenues and expenses. Where possible, the Company attempts to mitigate foreign currency translation effects by borrowing in local currencies to fund operations. The Company does not believe that the fluctuations in foreign currency will have a material adverse effect on the Company’s overall consolidated financial condition. Additionally, the Company does not enter into agreements to manage any currency transaction risks.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See Item 2.

Item 4. Controls and Procedures

(a)	The Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, as of June 27, 2004. Based on this evaluation, the principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures were effective in all material respects in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	No significant changes were made to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See discussion of litigation in Note G of the Condensed Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

     See discussion of the Company’s debt agreements in Note F of the Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Raytech was held on June 24, 2004. The following matters were submitted to a stockholder vote at the Annual Meeting. The votes cast for, against or withheld, abstentions and non-votes on the matters were as set forth below.

     1. Proposal to elect eight directors for one-year terms and until their respective successors are elected. The following directors were nominated and elected:

	For	Withheld
Robert F. Carter	37,339,542	883,406
Archie R. Dykes	38,104,905	118,043
David N. Forman	38,105,642	117,306
John H. Laeri	37,857,659	365,289
Stanley J. Levy	38,104,937	118,011
Richard A. Lippe	37,857,846	365,102
Gene Locks	37,857,843	365,105
John J. Robbins	38,105,643	117,305

     2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for 2004. The proposal was adopted.

     For:  38,128,452  Against:  89,390  Abstain:  5,106

     For purposes of determining whether a proposal has received a majority vote, abstentions were included in the vote totals with the result that an abstention had the same effect as a negative vote. Under applicable Delaware law, “non-votes” were not included in the vote totals of proposals voted and, therefore, had no effect on the vote on that proposal. A “non-vote” would occur when a broker holding shares for a beneficial owner voted on one proposal but did not vote on another proposal because the broker did not have discretionary voting power and had not received instructions from the beneficial owner.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10(a)	Mortgage dated April 28, 2004, by Raybestos Products Company to The Pension Benefit Guaranty Corporation.

10(b)	Agreement between AP Services, LLC and Raytech Corporation for the engagement of AP Services, LLC to provide certain temporary employees to Raytech Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on 8-K

1.	Current Report on Form 8-K dated March 29, 2004, announcing preliminary financial results for the year ended December 28, 2003 and late filing of Annual Report on Form 10-K.

2.	Current Report on Form 8-K dated May 27, 2004, announcing retirement of Albert A. Canosa, President and Chief Executive Officer, and appointment of Larry W. Singleton as interim President and Chief Executive Officer.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTECH CORPORATION
By:	/s/JOHN B. DEVLIN
John B. Devlin
Vice President, Treasurer and Chief Financial Officer

Date: August 11, 2004