Form 10-Q
period 2004-09-26
RAYTECH CORP
filed 2004-11-10
CIK 797917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarter Ended September 26, 2004,

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from   to

Commission File Number 1-9298

RAYTECH CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1182033
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 295, Four Corporate Drive Shelton, Connecticut	06484
(Address of Principal Executive Offices)	(Zip Code)

203-925-8021

(Registrant's Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

As of October 29, 2004, 41,737,306 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of Raytech common stock on the New York Stock Exchange) on such date held by non-affiliates was approximately $13.4 million.

RAYTECH CORPORATION

INDEX

		Page Number
PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance
	Sheets at September 26, 2004
	and December 28, 2003	3

	Condensed Consolidated Statements of
	Operations for the 13 and 39 weeks ended
	September 26, 2004 and September 28, 2003	4

	Condensed Consolidated Statements
	of Cash Flows for the 39 weeks
	ended September 26, 2004 and September 28, 2003	5

	Condensed Consolidated Statements of
	Changes in Shareholders' Equity for the 39 weeks
	ended September 26, 2004 and September 28, 2003	6

	Notes to Condensed Consolidated
	Financial Statements	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	34

	Signature	35

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

ASSETS	September 26, 2004	December 28, 2003
Current assets
Cash and cash equivalents	$15,687	$16,413
Restricted cash	5,738	4,872
Trade accounts receivable, less allowance
of $1,311 in 2004 and $1,250 in 2003	31,722	24,739
Inventories, net	37,149	30,877
Income taxes receivable	143	1,085
Deferred income taxes	3,574	3,618
Other current assets	2,977	2,152
Total current assets	96,990	83,756
Property, plant and equipment	127,343	126,059
Less accumulated depreciation	(46,338)	(36,824)
Net property, plant and equipment	81,005	89,235
Goodwill, net	5,912	5,912
Other intangible assets, net	23,211	24,652
Other assets	2,562	2,469
Total assets	$209,680	$206,024
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$15,431	$8,092
Current portion of pension obligation	5,190	5,190
Accounts payable	14,486	14,609
Accrued liabilities	29,744	26,636
Payable to the PI Trust	3,203	3,815
Total current liabilities	68,054	58,342
Long-term debt	11,976	14,354
Pension obligation	10,227	13,453
Postretirement benefits other than pension	16,135	15,103
Deferred payable to the PI Trust	11,887	11,887
Deferred income taxes	6,830	6,881
Other long-term liabilities	560	706
Total liabilities	125,669	120,726
Minority interest	10,022	9,388
Commitments and contingencies
Shareholders' Equity
Capital stock
Cumulative preferred stock, no par value;
5,000,000 shares authorized; none issued and
outstanding	--	--
Common stock, par value $1.00; 50,000,000 shares
authorized; 41,737,306 shares issued and
outstanding	41,737	41,737
Additional paid-in capital	117,574	117,574
Accumulated deficit	(76,706)	(74,845)
Accumulated other comprehensive loss	(8,616)	(8,556)
Total shareholders' equity	73,989	75,910
Total liabilities and shareholders' equity	$209,680	$206,024

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net sales	$53,984	$47,878	$168,987	$157,706
Cost of sales	45,070	42,341	136,485	135,126

Gross profit	8,914	5,537	32,502	22,580
Selling, general and
administrative expenses	9,860	8,366	28,886	25,072
Operating (loss) profit	(946)	(2,829)	3,616	(2,492)
Interest expense	269	241	932	756
Other expense (income), net	1,254	(23,694)	1,336	(24,112)

(Loss) income before environmental claims, income taxes and
minority interest	(2,469)	20,624	1,348	20,864
Environmental claims	--	5,500	--	7,262

(Loss) income before income
taxes and minority interest	(2,469)	15,124	1,348	13,602
Income taxes	709	32,061	2,575	31,659

Loss before minority interest	(3,178)	(16,937)	(1,227)	(18,057)
Minority interest	91	129	634	621

Net loss	$(3,269)	$(17,066)	$(1,861)	$(18,678)

Basic loss per share	$(.08)	$(.41)	$(.04)	$(.45)

Diluted loss per share	$(.08)	$(.41)	$(.04)	$(.45)

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the 39 weeks ended
Cash flows from operating activities:	September 26, 2004	September 28, 2003
Net loss	$(1,861)	$(18,678)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation and amortization	12,384	13,849
Other non-cash items	584	6,730
Changes in operating assets and liabilities:
Trade accounts receivable	(7,059)	(1,412)
Inventories	(5,771)	1,341
Accounts payable	(129)	495
Other operating assets and liabilities, net	228	2,424
Net cash (used) provided by operating activities	(1,624)	4,749
Cash flow from investing activities:
Capital expenditures	(3,265)	(6,880)
Restricted cash	(866)	(2,836)
Net cash used by investing activities	(4,131)	(9,716)
Cash flow from financing activities:
Net borrowings (payments) on short-term notes	7,288	(3,243)
Principal payments on long-term debt	(2,252)	(1,791)
Proceeds from long-term borrowings	--	1,298
Proceeds from the exercise of stock options	--	152
Net cash provided (used) by financing activities	5,036	(3,584)
Effect of exchange rate changes on cash	(7)	199

Net change in cash and cash equivalents	(726)	(8,352)
Cash and cash equivalents at
beginning of period	16,413	19,983

Cash and cash equivalents at end of period	$15,687	$11,631

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance,
December 29, 2002	$41,701	$117,458	$(8,402)	$(8,647)	$142,110
Comprehensive (loss) income:
Net loss	--	--	(18,678)	--	(18,678)
Other comprehensive
income	--	--	--	1,014	1,014
Total comprehensive
(loss) income	--	--	(18,678)	1,014	(17,664)
Stock options exercised	36	116	--	--	152
Balance,
September 28, 2003	$41,737	$117,574	$(27,080)	$(7,633)	$124,598
Balance,
December 28, 2003	$41,737	$117,574	$(74,845)	$(8,556)	$75,910
Comprehensive loss:
Net loss	--	--	(1,861)	--	(1,861)
Other comprehensive
loss	--	--	--	(60)	(60)
Total comprehensive
loss	--	--	(1,861)	(60)	(1,921)
Balance,
September 26, 2004	$41,737	$117,574	$(76,706)	$(8,616)	$73,989

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note A - Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements

These condensed consolidated financial statements have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech Corporation (the "Company") as of September 26, 2004 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended December 28, 2003. Interim results are not necessarily indicative of the results for the full year.

Reclassification

Certain fiscal 2003 amounts on the accompanying condensed consolidated statements of operations for the 39 week period ended September 28, 2003 have been reclassified to present the interim period in a manner consistent with the annual financial statements filed on Form 10-K for the year ended December 28, 2003. The reclassification has no impact on (loss) income before income taxes and minority interest.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock options granted with an exercise price equal to the fair market value of the underlying stock. Had compensation costs of stock options been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company would have been required to record the fair value for such options and record such amount in the consolidated financial statements as compensation expense. Pro forma stock-based employee compensation costs, net loss and loss per share, applying a fair value method to all awards, are presented in the table below.

	13 weeks ended		39 weeks ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net loss:
As reported	$(3,269)	$(17,066)	$(1,861)	$(18,678)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects.	(670)	(670)	(2,011)	(1,754)

Pro forma	$(3,939)	$(17,736)	$(3,872)	$(20,432)

Basic loss per share:
As reported	$(.08)	$(.41)	$(.04)	$(.45)
Pro forma	$(.09)	$(.43)	$(.09)	$(.49)
Diluted loss per share:
As reported	$(.08)	$(.41)	$(.04)	$(.45)
Pro forma	$(.09)	$(.43)	$(.09)	$(.49)

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note A, continued

During the first quarter of fiscal 2003, the Company granted options for 1,601,000 shares of common stock with an exercise price of $5.70 per share. The fair value of these options was estimated at $3.22 per common share on the date of grant, using the Black-Scholes option pricing model and the following assumptions: expected volatility of 56.70%, dividend yield of 0.00%, risk free interest rate of 3.60% and an expected life of the options of six years. During the second quarter of fiscal 2003, the Company granted options for 1,172,000 shares of common stock with an exercise price of $5.70 per share. The fair value of these options was estimated at $2.05 per common share on the date of grant, using the Black-Scholes option pricing model and the following assumptions: expected volatility of 62.30%, dividend yield of 0.00%, risk free interest rate of 2.84% and an expected life of the options of six years. All options granted to date, vest over a four year period.

There were no options granted during the 39 weeks ended September 26, 2004.

For a summary of all other significant accounting policies, refer to Note A to the consolidated financial statements included with the 2003 Form 10-K.

Note B- Liquidity

The most significant factor affecting the Company’s future cash flows is its ability to earn and collect cash from customers. The automotive parts industry is extremely competitive. Many of the Company’s customers and competitors are significantly larger than the Company. The Company’s customers are often able to demand price reductions from their suppliers including all segments of Raytech. Some of the Company’s sales are made under standard sales contracts that include price commitments for multiple years and in some cases requiring price reductions in future years. Specifically in the Domestic Wet Friction segment, the Company is selling certain products to certain customers at a loss under the terms of its current sales contracts. The Company has been working with certain of its customers to re-negotiate the terms of loss contracts. Subsequent to the end of the third quarter, but prior to filing this report, the Company reached agreement with certain major customers on more favorable sales contract provisions, see discussion in Note L - Subsequent Events. The Company continues to work with some other customers to re-negotiate the terms of loss contracts. In addition, the Company is reviewing strategic alternatives to improve its cost structure.

Cash used by operating activities for the 39 weeks ended September 26, 2004 was $1.6 million compared to cash provided by operating activities of $4.7 million during the same period last year. The principal operating use of cash during the first 39 weeks of 2004 was an increase in working capital primarily driven by an increase in trade accounts receivable and inventories. The increase in trade accounts receivable and inventories at September 26, 2004 compared to December 28, 2003 is primarily attributable to higher sales during the third quarter of 2004 compared to the fourth quarter of 2003. Compared to the same period last year, trade accounts receivable levels are relatively unchanged, as evidenced by the Company's average days sales in trade receivables of 51 and 50 days at September 26, 2004 and September 28, 2003, respectively. The increase in inventory levels reflects the impact of increased production and higher steel prices. The Company's average days cost of sales in inventory were 74 and 63 at September 26, 2004 and December 28, 2003, respectively.

Capital expenditures during the first 39 weeks of 2004 were $3.3 million compared to $6.9 million during the first 39 weeks of 2003. Capital expenditures for the full year 2004 are expected to be approximately $6.5 million compared to $9.0 million for the full year 2003.

The Company’s cash and cash equivalents at September 26, 2004 totaled $15.7 million compared to $16.4 million at December 28, 2003, a decrease of $.7 million.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note B, continued

The total borrowings at September 26, 2004 of $27.4 million compares to total borrowings of $22.4 million at year-end 2003, an increase of $5.0 million period-over-period. The available lines of credit at September 26, 2004 of $6.8 million compares to $10.6 million at year-end 2003, a decrease in availability of $3.8 million. Full details of the Company’s debt are contained in Note F to the Condensed Consolidated Financial Statements.

In summary of the above, the cash and available lines of credit at September 26, 2004 were $22.5 million compared to $27.0 million at year-end 2003, a decrease in cash and available lines of credit of $4.5 million.

Refer to Notes F - Debt and N - Commitments to the consolidated financial statements, included within the Company's 2003 Form 10-K, for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

The Company's potential obligations regarding environmental remediation are explained fully in Note G - Litigation to the Condensed Consolidated Financial Statements.

Items that will potentially require the use of cash during the next year other than normal operating expenses include the following.

•	The Company has recorded an accrued liability of $6.0 million for certain environmental matters more fully discussed in Note G - Litigation. It is not certain at this time when these funds will be expended. Management expects that a significant portion of the funds will be spent during 2005.

•	The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note M - Employee Benefits to the consolidated financial statements included within the Company's 2003 Form 10-K, are under funded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions. The expected funding for the plans in 2004 will be approximately $4.6 million, $3.4 million of which was funded during the first 39 weeks of 2004. The expected funding for the plans in 2005 will be approximately $4.2 million.

•	The Company incurred costs associated with the retirement of its President and Chief Executive Officer during the second quarter and the restructuring of its domestic management team during the third quarter of 2004. The total cost associated with these items is approximately $1.4 million of which $.7 million was paid during the third quarter, $.1 million will be paid during the remainder of 2004, with the balance to be paid during 2005.

•	The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of certain facilities and moving certain production to other facilities operated by the Company. The Company will incur expenses related to these closures as more fully explained in Note L - Subsequent Events.

•	Certain tax issues are discussed in Note I - Income Taxes, which provides detail concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note B, continued

Management believes that existing cash balances, the Company’s lending facilities and cash flow from operations will be sufficient to meet all of the Company’s obligations arising in the normal course of business, the anticipated non-operating expenses discussed previously and anticipated capital investments over the next year. However, the ability of the Company to utilize its lending facilities is dependent on the Company’s ability to meet its financial forecasts, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include certain revenue assumptions generally consistent with the prior year for the Domestic Wet Friction (on a comparable basis) and Aftermarket segments and modest growth in the International segment, as well as certain cost-saving initiatives. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company’s indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, undertake certain actions to generate cash and/or to seek additional alternative financing from other lenders.

Note C - Restricted Cash

Restricted cash relates to the following:

	September 26,	December 28,
	2004	2003
Payable to the PI Trust	$3,539	$3,182
Letters of credit	2,140	1,630
Other	59	60
	$5,738	$4,872

The payable to the Personal Injury Trust ("PI Trust") consists of tax refunds and other funds received by the Company that will be paid to the PI Trust at a future date.

   The letters of credit collateralize certain obligations relating primarily to workers' compensation and certain customer accounts.

Note D - Inventories

Inventories, net, consist of the following:

	September 26, 2004	September 28, 2003
Raw materials	$13,630	$11,056
Work in process	11,291	8,871
Finished goods	12,228	10,950
	$37,149	$30,877

Inventory reserves were $4,057 and $4,588 at September 26, 2004 and December 28, 2003, respectively.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note E - Goodwill and Other Intangible Assets

	September 26, 2004		December 28, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite life intangible assets:
Unpatented technology	$14,360	$6,563	$14,360	$5,337
Distribution base	5,716	1,002	5,716	787
Total	$20,076	$7,565	$20,076	$6,124
Indefinite life intangible assets:
Trademarks	$10,700		$10,700
Goodwill	$5,912		$5,912
Intangible assets, net	$29,123		$30,564

The weighted-average amortization periods for the unpatented technology and the distribution base are between 6 and 20 years. Amortization expense for the 13 weeks ended September 26, 2004 and September 28, 2003 amounted to $479 and $556, respectively. Amortization expense for the 39 weeks ended September 26, 2004 and September 28, 2003 amounted to $1,441 and $1,669, respectively.

Estimated annual amortization expense is as follows:

For the year ending:
2004	$1,922
2005	1,922
2006	1,922
2007	1,922
2008	1,922

Trademarks and goodwill are not being amortized but are reviewed for impairment annually or more frequently when events or circumstances indicate that the carrying amount may be impaired. The Company's three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to each of the Company's segments. During the 13 weeks ended June 27, 2004, the Company performed its annual impairment review of its goodwill and trademarks. The review indicated that no impairment existed at April 1, 2004. Accordingly, there were no changes in the carrying amount of trademarks or goodwill during the 39 weeks ended September 26, 2004.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note F - Debt

Debt at September 26, 2004 and December 28, 2003 consists of the following:

	September 26, 2004			December 28, 2003
	Current	Non-Current	Total	Current	Non-Current	Total

Domestic bank debt
Line of credit	$10,962	$-	$10,962	$3,604	$-	$3,604
Term loans
Domestic Wet Friction	1,055	3,342	4,397	1,055	4,133	5,188
Aftermarket	996	5,170	6,166	996	5,921	6,917
Total domestic bank debt	13,013	8,512	21,525	5,655	10,054	15,709
Foreign bank debt
Line of credit	-	-	-	-	-	-
Term loans
Europe	968	3,373	4,341	979	4,137	5,116
Asia	1,300	-	1,300	1,300	-	1,300
Total foreign bank debt	2,268	3,373	5,641	2,279	4,137	6,416
Total bank debt	15,281	11,885	27,166	7,934	14,191	22,125
Leases	150	91	241	158	163	321
Total borrowings	$15,431	$11,976	$27,407	$8,092	$14,354	$22,446

The carrying value of the Company's debt approximates fair value.

The Company, through its Domestic Wet Friction segment subsidiaries, Raybestos Products Company (“RPC”), and Raybestos Automotive Components Company (“RACC”), maintains a Loan and Security Agreement, which provides for RPC and RACC to borrow up to $25.3 million in the aggregate. The agreement, as amended in November 2003, consists of a $20 million revolving line of credit and a term loan of $5.3 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. The revolving line of credit matures September 28, 2006. The term loan is payable in 34 monthly payments of $88, commencing December 1, 2003 and maturing on September 28, 2006, with the final payment being the remainder of the balance. The revolving line of credit and the term loan are collateralized by accounts receivable, inventory and property, plant and equipment. Amounts outstanding under the revolving line of credit bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.5% and 2.75%, respectively. Amounts outstanding under the term loan bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.75% and 3.0%, respectively. The agreement contains financial and other covenants, including a fixed charge coverage ratio and a material adverse change clause. At September 26, 2004 and December 28, 2003, the aggregate pledged assets of RPC and RACC amounted to $64.1 million and $59.6 million, respectively, consisting of cash, accounts receivable, inventory, machinery and equipment and all other tangible and intangible assets, except real property. The agreement permits RPC and RACC to pay dividends to the Company for costs and expenses incurred by the Company in the ordinary course of business so long as no event of default has occurred and is continuing. During the second quarter of 2004, the Company entered into a fifth amendment to this agreement. The fifth amendment alters the determination of availability under the revolving line of credit to exclude certain receivables due to a potential right of setoff and grants the lender a mortgage on the real property owned by RPC, located in Sterling Heights, Michigan. The carrying value of the real property in Sterling Heights, Michigan was $5.0 million at September 26, 2004. Further, in accordance with the fifth amendment, the lender may make loans, subject to certain limits, under the revolving line of credit up to the lesser of the amount of the excluded receivables or $1.9 million.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note F, continued

The Company, through its subsidiaries Raytech Powertrain, Inc. (“RPI”), Allomatic Products Company ("APC") Raytech Systems, Inc. (“RSI”) and Raybestos Powertrain, LLC, is party to a loan agreement for $7.0 million with an interest rate at 1.65 basis points over the adjusted Eurodollar rate with a five-year term. The loan is payable in 59 monthly payments of $83, commencing on December 1, 2003, with a balloon payment of $2.1 million payable on November 3, 2008. The proceeds from this facility were used to pay environmental costs and pension costs. The loan is collateralized by the assets of the borrowing entities. The agreement contains financial and other covenants, including the maintenance of certain financial ratios and a material adverse change clause. At September 26, 2004 and December 28, 2003, the aggregate pledged assets of APC, RSI, RPI and Raybestos Powertrain, LLC were $50.3 million and $54.0 million respectively.

The Company's wholly-owned German subsidiary, Raybestos Industrie-Produkte GmbH (“RIP”), has available lines of credit with several German banks. Interest is charged at rates between 3.80% and 6.63%. The lines are repayable on demand. At September 26, 2004 and December 28, 2003, there were no borrowings outstanding under these lines of credit.

The Company’s wholly-owned German subsidiaries, Raytech Composites Europe GmbH (“RCE”) and RIP have various loan agreements where the maturities range from September 2006 through December 2012. The loans are payable in equal periodic installments (usually quarterly or semi-annually) over the term of the loan. The loans bear interest at rates ranging from 2.5% through 6.2%. At September 26, 2004 and December 28, 2003, respectively, the aggregate pledged assets, consisting of machinery and equipment, amounted to EUR 12.3 million ($15.2 million) and EUR12.7 million ($16.0 million).

During the periods presented, the Company’s wholly-owned Chinese subsidiary Raybestos Friction Products (Suzhou) Co. Ltd. (“RFP”) has had various loan agreements. The loans are short-term with maturities between six and twelve months.

The weighted average rates on all domestic and foreign bank notes payable at September 26, 2004 and December 28, 2003 were 4.40% and 3.71%, respectively.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note G - Litigation

Environmental Remediation

Crawfordsville, Indiana - Shelly’s Ditch Contamination Removal

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

In December 2000, before the Agreed Order was reinstated, the EPA issued a Unilateral Administrative Order to RPC under CERCLA (the “EPA Removal Order”) demanding removal of contaminated soils from those Shelly’s Ditch areas identified as Reaches 1 through 3 (the “Site”). The EPA Removal Order required more work at greater expense than the IDEM Agreed Order. Thereafter, RPC proceeded with the work required under the EPA Removal Order. By September 26, 2004, RPC had spent approximately $18.8 million on removal of lead and PCB contaminated soils from the Site and had accrued $.4 million for potential EPA oversight costs relating to that work.

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

Crawfordsville, IN - Environmental Remediation Downstream of Reaches 1 through 3 of Shelly’s Ditch

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

Environmental Litigation

Cost Recovery Actions against Insurers regarding Shelly’s Ditch

In 1996, RPC notified its insurers and demanded defense and indemnity regarding any environmental issues relating to alleged lead and PCB contamination of Shelly’s Ditch. In January 1997, one insurer filed a complaint in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. Raybestos Products Company (the “Insurance Case”). The complaint sought a declaratory judgment that the Reliance Insurance policies do not provide coverage to RPC for defense and indemnity relating to investigation and remediation of contamination in Shelly’s Ditch. In January 2000, the District Court rejected Reliance‘s claims and granted summary judgment to RPC. In June 2001, Reliance Insurance Company was placed in liquidation in Pennsylvania. The Company has filed claims in the Reliance liquidation for recovery of its Shelly’s Ditch expenses but has not received a decision.

In February 2002, RPC filed a third-party complaint in the Insurance Case against three insurance carriers. The third-party complaint seeks defense and indemnity from the insurers relating to investigation and remediation of contamination in Shelly’s Ditch. Later that year, two of the insurance carriers, USF&G and Westchester, filed motions to compel arbitration of the insurance coverage issues under these policies. The U.S. District Court denied these motions to compel and the two insurance companies appealed to the U.S. Court of Appeals for the Seventh Circuit ("Appeals Court"). On August 27, 2004, the Appeals Court reversed the district court's order refusing to compel such arbitration and remanded the case to the district court for entry of an order compelling arbitration. On October 15, 2004, the district court entered its order compelling arbitration and RPC promptly submitted the USF&G and Westchester insurance issues to arbitration.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note G, continued

In February 2004, the third insurance carrier, National Union and its affiliates, commenced an adversary proceeding against the Company, RPC and others by filing a complaint in U.S. Bankruptcy Court (the “Adversary Proceeding”). In the Adversary Proceeding, National Union claims that RPC’s third-party complaint against National Union is barred by a January 2002 order of the U.S. Bankruptcy Court in the Raymark Industries, Inc. and Raymark Corporation Chapter 11 cases (the “Raymark Order”). National Union claims that the Raymark Order prohibited RPC from pursuing its third-party complaint against National Union and declared that the National Union insurance policies issued to the Company and RPC have been exhausted. Also in February 2004, National Union filed a motion in the U.S. District Court, Southern District of Indiana, asking that court to stay the Insurance Case against National Union. On September 10, 2004, the U.S. District Court granted National Union's motion for stay. The outcome of this Adversary Proceeding and related stay and their effects, if any, on the Insurance Case against National Union cannot be predicted.

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

Equity Holders Litigation

In February 2002, lawyers representing the Committee of Equity Holders of Raytech Corporation filed a motion in U.S. Bankruptcy Court to compel the Company to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in the Company or their successors, or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. On October 27, 2004 the Bankruptcy Court approved a settlement of the Equity Holders (the “Settlement”). Pursuant to the Settlement each “Record Date Registered Holder”, as defined in Section 4 of the approved settlement agreement, shall be entitled to receive a payment of $0.16 per share. These payments plus other payments required under the Settlement are expected to be $.6 million which was accrued by the Company during the third quarter 2004. The Company expects a portion of these costs will be funded by its majority shareholder, but the allocation can not be determined at this time.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note H, continued

Information relating to operations by industry segment follows:

	For the 13 weeks ended		For the 39 weeks ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net Sales
Domestic Wet Friction	$30,705	$26,898	$94,468	$91,851
International	16,640	13,077	50,157	43,036
Aftermarket	11,570	11,394	37,572	34,173
Intersegment elimination (1)	(4,931)	(3,491)	(13,210)	(11,354)
Net sales to external customers	$53,984	$47,878	$168,987	$157,706

Gross Profit
Domestic Wet Friction	$2,645	$894	$11,062	$6,174
International	4,117	3,090	13,553	10,636
Aftermarket	3,419	2,948	11,408	9,585
Corporate and intersegment elimination	(1,267)	(1,395)	(3,521)	(3,815)
Consolidated	$8,914	$5,537	$32,502	$22,580

Operating Profit (Loss)(2)
Domestic Wet Friction	$(1,057)	$(2,541)	$510	$(4,773)
International	1,255	518	5,214	3,401
Aftermarket	1,628	1,699	6,442	6,244
Corporate	(4,295)	15,448	(10,818)	8,730
Consolidated	$(2,469)	$15,124	$1,348	$13,602

(1)	The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation. Substantially all intersegment sales are sales of wet friction products to the Aftermarket segment.

(2)	The Company's management reviews the performance of its reportable segments on an operating profit basis, consisting of (loss) income before income taxes and minority interest.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note I - Income Taxes

The tax provision for the 13 week and 39 week periods ended September 26, 2004 is $.7 million and $2.6 million, respectively. This compares to a provision of $32.1 million and $31.7 million for the same periods in 2003, respectively. The provision for the current year periods includes federal taxes resulting from profit generated by APC, foreign taxes associated with operations in Germany and China and state taxes generated by domestic operations. The provision for the prior year periods includes the establishment of a valuation allowance of $30.0 million against certain domestic deferred tax assets due to doubts concerning their future recoverability. The Company's Form 10-K for fiscal 2003 contains an explanation of the impact of the valuation allowance on the financial statements in Note I. The Company did not recognize any tax benefits associated with losses generated by U.S. domestic operations or its U.K. operations due to doubts concerning their future recoverability.

Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At September 26, 2004, the Company has tax loss carryforwards of $101.2 million and tax credit carryforwards of $3.5 million. The net operating loss carryforwards are allocated between the Company and the PI Trust in the amounts of $21.2 million and $80.0 million, respectively. The tax credit carryforwards all inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses allocated to the PI Trust, and contributions made to the Raymark pension plans. Losses generated by the Company subsequent to the emergence from bankruptcy, exclusive of losses attributed to the payments discussed above, will be retained by the Company. The method of allocation in utilizing current and future operating losses between the PI Trust and the Company has not been determined at this time. Additional tax recoveries, expected to be received in future periods, are recorded as deferred tax assets, net of valuation allowances, and a deferred payable to the PI Trust, which amounted to $11.9 million at September 26, 2004 and December 28, 2003. The Company utilizes certain assumptions concerning future events in determining its deferred tax position. These assumptions could change in the future based on actual facts and circumstances that may arise during the future periods. Any changes in these assumptions could impact the deferred tax asset that inures to the benefit of the PI Trust and the related deferred payable. The impact on the deferred payable to the PI Trust could cause a corresponding impact on pre-tax income.

At September 26, 2004, the Company has recorded a tax receivable in the amount of $143, of which $100 is due from the Federal government and $43 is due from state governments. The Company received $45 in January 2004 and $897 in May 2004 as partial recovery of the state taxes related to returns filed in 2003 and 2004, respectively. The state refunds inure to the benefit of the PI Trust.

The Company is under an IRS audit for 1996 through 2001. Any tax assessments, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore impact the deferred tax asset attributable to the PI Trust. Any change in the deferred tax asset attributable to the PI Trust will also impact the valuation allowance and the related deferred payable to the PI Trust. Pursuant to a settlement meeting held in April 2004, the Company and the IRS have reached a tentative settlement of the IRS audit. The settlement, if approved by the IRS District Director and the Joint Committee on Internal Revenue Taxation, would result in no payment of Federal tax given the Company's net operating losses. However, interest on the tax assessment would be payable. The PI Trust would be responsible for the interest on any tax assessment.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note I - continued

The Company owns 57% of the stock of APC. The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.5 million at September 26, 2004, if all of APC's earnings were to be distributed through dividends.

During October 2004, President Bush signed the American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004. The acts include numerous provisions that may materially affect business practices and accounting for income taxes. The Company is currently reviewing the acts and has not yet determined if they will have a material impact on its accounting for income taxes.

Note J - Loss Per Share

	13 weeks ended		39 weeks ended
Basic EPS Computation	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net loss	$(3,269)	$(17,066)	$(1,861)	$(18,678)

Weighted average shares	41,737,306	41,701,554	41,737,306	41,701,554
Weighted average stock options exercised	-	35,752	-	22,633

Adjusted weighted average shares	41,737,306	41,737,306	41,737,306	41,724,187

Basic loss per share	$(.08)	$(.41)	$(.04)	$(.45)

Diluted EPS Computation
Net loss	$(3,269)	$(17,066)	$(1,861)	$(18,678)

Weighted average shares	41,737,306	41,701,554	41,737,306	41,701,554
Weighted average stock options exercised	-	35,752	-	22,633

Adjusted weighted average shares and
equivalents	41,737,306	41,737,306	41,737,306	41,724,187
Diluted loss per share	$(.08)	$(.41)	$(.04)	$(.45)

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note J - continued

Options to purchase 2,833,414 shares of common stock were not included in the computation of diluted earnings per share for the 13 and 39 weeks ended September 26, 2004 and options to purchase 3,063,659 shares of common stock were not included in the computation of diluted earnings per share for the 13 and 39 weeks ended September 28, 2003, due to their anti-dilutive effect due either to their exercise price compared to the market price or the Company incurring a loss for the period.

In February 2002, lawyers representing the Committee of Equity Holders of Raytech Corporation filed a motion in U.S. Bankruptcy Court to compel the Company to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in the Company or their successors, or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. On October 27, 2004 the Bankruptcy Court approved a proposed settlement of the Equity Holders (the “Settlement”). Pursuant to the Settlement each “Record Date Registered Holder”, as defined in Section 4 of the approved settlement agreement, shall be entitled to receive a payment of $0.16 per share. These payments plus other payments required under the Settlement are expected to be $.6 million which was accrued by the Company during the third quarter 2004. The Company expects a portion of these costs will be paid by its majority shareholder, but the allocation can not be determined at this time.

Note K - Pension and Post Retirement Benefit Plans

Components of Net Periodic Benefit Cost

	For the 13 weeks ended
	Pension Benefits		Post Retirement Benefits
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service Cost	$146	$110	$196	$157
Interest Cost	696	725	290	270
Expected return on plan assets	(638)	(414)	-	-
Amortization of prior service cost	35	-	-	-
Amortization of net loss	110	26	41	-
Net periodic benefit cost	$349	$447	$527	$427

	For the 39 weeks ended
	Pension Benefits		Post Retirement Benefits
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service Cost	$438	$329	$590	$472
Interest Cost	2,090	2,172	870	809
Expected return on plan assets	(1,909)	(1,242)	-	-
Amortization of prior service cost	104	-	-	-
Amortization of net loss	325	76	122	-
Net periodic benefit cost	$1,048	$1,335	$1,582	$1,281

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note K - continued
On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The current measurements of accumulated postretirement benefit obligations and net periodic benefit costs do not reflect any amount associated with the subsidy as the Company believes that the benefits provided by the plan are not actuarially equivalent to the Medicare Part D Standard Plan.

The Company previously disclosed in its financial statements for the year ended December 28, 2003, that it expected to contribute $5.3 million to its pension plans and $.6 million to fund its post retirement plan in 2004. The 2004 planned contributions of $5.9 million reflect a $.5 million reduction provided by the Pension Funding Equity Act of 2004. As of September 26, 2004, $4.7 million of contributions have been made. The Company presently anticipates contributing an additional $1.5 million to fund its pension and post retirement plans in the fourth quarter 2004.

In connection with the Company's Chapter 11 proceedings, the Pension Benefit Guaranty Corporation ("PBGC") filed certain motions claiming that the Company was responsible for the funding and sponsorship of two Raymark Corporation pension plans. The court ordered that the Company was liable for the maintenance and funding of the underfunded pension plan obligations of Raymark Corporation. The Company, based on the court's order, assumed the role of plan sponsor of the Raymark Plans upon emergence from bankruptcy. The Company obtained a deferral of its funding obligations for 2000. Since obtaining the deferral, the Company has made funding payments to the Raymark Plans as required. As of September 26, 2004, the outstanding balance of the deferred amounts was approximately $1.9 million. During the second quarter of 2004, the Company executed a mortgage of its real property located in Crawfordsville, Indiana to the PBGC, guaranteeing its remaining deferred funding obligations of the Raymark Plans. At September 26, 2004 the carrying value of the real property mortgaged was $4.6 million.

Note L - Subsequent Events

Plant Closures

On October 26, 2004, the Board of Directors of the Company approved decisions of the boards of directors of RACC, and RUK, its indirect wholly-owned subsidiaries, that those companies should completely close their manufacturing facilities. The decisions were the result of a facilities utilization review indicating that improved overhead absorption and performance might be obtained through consolidation of the Company's facilities.

The manufacturing operations of RACC are located in Sterling Heights, Michigan. Management’s best estimate of the timing of the RACC closing, which will depend on production requirements and commitments to customers, is that it will occur in the third quarter of 2005. The Company currently estimates that the one time termination benefits to be paid to employees associated with the closure of this facility will be between $2.0 million and $2.5 million and other associated costs to be between $1.2 million and $1.8 million. The Company does not have any long term lease obligations associated with this facility and at this time cannot estimate the cost, if any, associated with the termination of other contracts. The Company estimates that between $2.7 million and $3.3 million of the above amounts will result in future cash expenditures.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note L - continued

   It is the intent of the Company to sell the land and building owned by the Company, located in Sterling Heights, Michigan, subsequent to the closing of the facility. The expected cash proceeds from the sale are expected to exceed the cash expenditures related to the closure discussed previously.

On October 12, 2004, RACC and Local 771, International Union United Automobile, Aerospace and Agricultural Implement Workers of America, signed a new Collective Bargaining Agreement covering the hourly employees of RACC’s Sterling Heights, Michigan manufacturing plant. The agreement was approved by the union membership on September 19, 2004. In addition to the customary provisions of such an agreement, the agreement provides severance benefits in the event of a plant closure. The severance benefits provided for under this agreement are included in the range of estimated of one-time termination benefits discussed previously.

Subsequent to the end of the third quarter, but prior to the filing of this report, the Company reached terms with certain major customers on revised sales contract provisions that will enable the Company to close its manufacturing plant in Sterling Heights, Michigan. The new sales contract provisions, in addition to more favorable pricing, allow the Company to transfer the production of certain products to other facilities and to discontinue the production of other products upon closure of the Sterling Heights, Michigan facility. In some cases the new pricing is retroactive to July or August of 2004. The impact of the retroactive price increase is approximately $.7 million, which will be recognized in the future.

   The manufacturing operations of RUK are located in Liverpool, England. Management’s best estimate of the timing of the RUK closing, which will depend on production requirements and commitments to customers, is that it will occur in March or April of 2005. The Company currently estimates that the one time termination benefits to be paid to employees associated with the closure of this facility will be between $.3 million and $.4 million and other associated costs, excluding the cost to terminate the long term leases, to be between $2.0 million and $2.5 million. The Company has long term lease obligations associated with this facility and at this time cannot estimate the cost associated with the termination of these leases. Management estimates that $.7 million of the above amounts, excluding the costs to terminate the long term leases, will result in future cash expenditures.

   The preceding estimates are management’s best estimates based on currently available information and are subject to change.

Equity Holders Litigation

On October 27, 2004, the U.S. Bankruptcy Court for the District of Connecticut, after notice and a hearing, approved a Settlement Agreement and Release (“Settlement”) by and among the Company, the Official Committee of Equity Security Holders in the Chapter 11 case of the Registrant (the “Equity Committee”), the PI Trust, the Official Committee of Unsecured Creditors in the Chapter 11 case of the Registrant, and Robert Carter, in his capacity as the Future Claimants’ Representative in the Chapter 11 case of the Registrant.

   Pursuant to the Settlement, each “Record Date Registered Holder”, defined as a holder of record of at least 20 shares of the Company’s common stock on April 17, 2001 (the “Record Date”), shall be entitled to receive a payment of $0.16 for each share held by such holder on the Record Date. The total amount of these payments plus other payments required under the Settlement is expected to be approximately $.6 million which was accured by the Company during the third quarter 2004. The Settlement settles and releases the claims of the Equity Committee, asserted in 2002, that the Company should either issue up to approximately 700,000 additional shares to the pre-Chapter 11 reorganization holders of shares in the Company or their successors, or proportionately reduce the shareholdings of the general unsecured creditor shareholders, primarily the PI Trust, under the Company's 2001 Plan of Reorganization.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note L - continued

The PI Trust, the majority shareholder of the Company, has initially funded the payments to be made under the Settlement. The PI Trust and the Company have agreed informally to negotiate a mutually agreeable allocation of the funding of the Settlement; the actual allocation of which has not been finally determined at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis required by the federal securities laws, it is assumed that users of the interim financial information have read or have access to the discussion and analysis for the preceding fiscal year.

Caution Regarding Forward Looking Statements

Statements in this "Management's Discussion and Analysis" relating to management’s views of trends, the effects of changing prices, plans, objectives and other matters for future operating periods are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to significant risks and uncertainties that could cause actual results to differ materially from the results in the statements. Forward-looking statements relating to Raytech Corporation (the "Company") businesses are based on assumptions concerning certain factors that are not predictable and are subject to change. These factors include general economic conditions, worldwide demand for automotive and heavy duty vehicles, consumer confidence, actions of our competitors, vendors and customers, factors affecting our costs such as raw material prices, labor relations and environmental compliance and remediation, interest and foreign currency exchange rates, technological issues, accounting standards, and the risks set forth in the section entitled “Risk Factors.” The forward-looking statements herein are made as of the date of this report. We have no obligation to update our forward-looking statements.

Risk Factors

The Company’s businesses are subject to certain risks, including but not limited to those described below, that could cause material changes in its results of operations or financial condition in the future.

•	The Company’s businesses are greatly affected by general economic conditions. The Company sells components to the automotive and heavy duty equipment industries and in large part is dependent upon consumer demand for automobiles, consumer confidence and business investment in heavy equipment. The Company’s businesses sell components for transmissions and brakes to automotive and heavy-duty original equipment manufacturers ("OEMs") as well as the automotive aftermarket. Economic conditions may adversely affect the Company’s revenues in all of its business segments.

•	The Company’s customers are large companies under pressure to cut component costs. The Domestic Wet Friction segment’s largest customers are experiencing margin erosion due to reduced volume, high labor costs and intense foreign competition. The Company is a relatively small supplier of a limited number of components. Due to their size, the Company’s customers are often able to demand component price reductions from their suppliers, including all segments of the Company. These customers may also demand technological changes and quality improvements at the Company’s expense. In addition, the trend in the automotive aftermarket is toward longer transmission service and replacement cycles due to improved quality. The Company’s revenues and margins may be adversely affected by these factors.

•	The Company's largest customers have unionized workforces and may be subject to plant shutdowns in the event of a labor dispute, which could adversely affect the Company's shipments to those customers and the Company's revenues.

•	The Company is subject to substantial environmental remediation obligations for past contamination that are not yet fixed in scope or amount. The nature of environmental contamination and its remediation are such that the amount and nature of work necessary is often unknown until late in the process. The level of responsibility of the parties involved and the level of remediation to be required by governmental authorities is also uncertain. The Company also incurs substantial ongoing environmental compliance costs in operating its production facilities. Substantial unanticipated environmental costs could adversely affect profitability.

•	Worldwide increases in steel demand have led to increased prices and concerns of a steel shortage. Increases in the price of steel have negatively impacted the Company's third quarter 2004 profitability. Management expects the increases in the price of steel will continue to negatively impact the Company's profitability during the fourth quarter of 2004. Other potential future impacts on the Company from the current steel market conditions could include reduced delivery levels of finished products to customers due to the availability of materials. In addition to steel, the Company uses other raw materials, specifically in its paper prodution proccess, where a shortage of supply could negatively impact the Company's profitability and its ability to deliver to customers.

Significant Accounting Policies

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and Note A to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2003 describe the significant accounting estimates and policies used by management in the preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates. There have been no changes in the Company's critical accounting estimate processes and policies during the 39 weeks ended September 26, 2004.

Results of Operations and Liquidity and Capital Resources

During the second quarter of 2004 the Company's President and Chief Executive Officer retired. The Board of Directors has named an interim President and Chief Executive Officer, from a financial advisory and consulting firm, effective June 1, 2004. The Company is obligated to pay that firm a monthly fee plus a success fee, to be determined at a later date, based on the results of the assignment. A committee has been formed to undertake a search for a permanent president and chief executive officer.

The Company reported increased sales of $6.1 million in the third quarter of 2004 compared to the third quarter of 2003. Year to date sales increased $11.3 million over the same period in 2003. The increase in sales was due principally to the increased demand in the heavy-duty component of the Domestic Wet Friction segment, increased demand in China and Europe, increased product offerings in the Aftermarket segment and favorable currency translation adjustments in the Company's European operations. The Company continues to experience pressure to reduce prices from certain of its major customers, most notably in the Domestic Wet Friction segment and to a lesser degree in China.

Gross profit increased to 16.5% of sales in the third quarter of 2004 compared to 11.6% during the same period last year. Year to date gross profit as a percentage of sales increased to 19.2% compared to 14.3% for the same period in 2003. The Company realized improved gross profit across all three of its operating segments, principally due to improved productivity and cost reduction programs, partially offset by the impact of sales price reductions. During the first 39 weeks of 2004 the Company experienced increases in the price of steel, a key raw material. The increase in the price of steel resulted in a net increase to raw material costs of $.5 million for the 13 and 39 week period ended September 26, 2004. Management expects the increases in the price of steel will continue to negatively impact the Company's profitability during the remainder of 2004.

SG&A expenses increased $1.5 million or 17.9% during the third quarter of 2004 compared to the third quarter of 2003. Year to date SG&A expense increased $3.8 million or 15.2% compared to the same period in 2003. The increase is principally due to severance costs, increased consulting costs, increased incentive compensation expense and currency translation, partially offset by operating cost reductions. Severance expense recognized during the 39 weeks ended September 26, 2004 related to the retirement of the Company's President and Chief Executive Officer and the restructuring of the domestic management team was $1.4 million.

Interest expense is incurred on the Company's debt facilities. See Note F of the Condensed Consolidated Financial Statements.

The Company's income taxes are discussed in detail in Note I of the Condensed Consolidated Financial Statements. As a condition of the reorganization plan, all tax benefits received by the Company as a result of the reorganization inure to the benefit of the PI Trust.

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

The Company incurred a net loss of $3.3 million, or a net loss of $.08 per basic and diluted share, for the 13 week period ended September 26, 2004 compared to a net loss of $17.1million, or a loss of $.41 per basic and diluted share for the same period in the prior year. The Company recorded a net loss of $1.9 million, or a net loss of $.04 per basic and diluted share, for the 39 week period ended September 26, 2004 compared to a net loss of $18.7 million or a loss of $.45 per basic and diluted share for the same period in 2003. The reduction in net loss is due principally to improved operating performance across all operating segments. Additionally, in the 39 week period ended September 28, 2003, the Company recorded a charge for non-recurring environmental costs in the amount of $7.3 million.

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

Domestic Wet Friction

The following tables set forth selected income statement data for the Domestic Wet Friction segment for the 13 and 39 weeks ended September 26, 2004 and September 28, 2003.

	For the 13 weeks ended (amounts in thousands)
	September 26, 2004		September 28, 2003
Net sales	$30,705	100.0%	$26,898	100.0%
Gross profit	2,645	8.6	894	3.3
Selling, general and
administrative expense	2,752	9.0	2,948	11.0
Loss before taxes	(1,057)	-3.4	(2,541)	-9.4

	For the 39 weeks ended (amounts in thousands)
	September 26, 2004		September 28, 2003
Net sales	$94,468	100.0%	$91,851	100.0%
Gross profit	11,062	11.7	6,174	6.7
Selling, general and administrative expense	8,433	8.9	9,721	10.6
Income (loss) before taxes	510.5		(4,773)	-5.2

The Domestic Wet Friction segment’s sales increased $3.8 million or 14.2% in the third quarter of 2004 from the same period in 2003. The increase in sales was driven principally by an increase in heavy-duty and intercompany sales volume of $3.5 million and $1.1 million, respectively, in the third quarter compared to the same periods in 2003. The increase in heavy-duty and intercompany volume was partially offset by a decrease in automotive sales volume of $.7 million and price reductions, in both the heavy-duty and automotive components, of $.1 million. Sales for the 39 week period ended September 26, 2004 increased $2.6 million or 2.8% from the same period in 2003. The increase in sales year to date compared to the same period last year is due to an increase in heavy-duty and intercompany volume of $6.4 million and $1.4 million, respectively. The increase in heavy-duty and intercompany volume was partially offset by a decrease in automotive volume of $3.6 million and price reductions in the heavy-duty and automotive components of the segment of $1.6 million.

Gross profit for the 13 and 39 weeks ended September 26, 2004 was $2.6 million and $11.1 million, respectively compared with $.9 million and $6.2 million for the 13 and 39 weeks ended September 28, 2003. Gross profit as a percentage of sales increased to 8.6% in the third quarter of 2004 compared to 3.3% in the same quarter last year; and increased to 11.7% compared with 6.7% for the 39 weeks ended September 26, 2004 and September 28, 2003, respectively. Overall, the increase in gross profit is the combined result of cost reductions and improved productivity, partially offset by the impact of sales price reductions. Additionally, as a result of the impairment charge recorded during the fourth quarter of 2003, depreciation expense was reduced by $.3 million and $.8 million for the 13 and 39 weeks ended September 26, 2004, respectively. The increase in the price of steel resulted in an increase of raw material costs of $1.2 million and $2.2 million during the 13 and 39 weeks ended September 26, 2004, respectively. Correspondingly, the segment also realized an increase in the proceeds from the sale of scrap of $.8 million and $1.8 million in the 13 and 39 weeks ended September 26, 2004, respectively, compared to the same periods in 2003. The net impact of the increase in the price of steel increased raw material costs by $.4 million for both the 13 and 39 week periods ended September 26, 2004. Management expects the increase in the price of steel to continue to negatively impact profitability during the fourth quarter of 2004.

The Domestic Wet Friction segment produces goods for its customers based on a purchase order system, and in certain instances using longer-term contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product's cost exceeds the selling price, a reserve is established for the expected loss on products in inventory and customer purchase orders received by the balance sheet date. The Company has not recorded an estimate of the loss over the term of these contracts since the quantity and mix of parts is not known and the future production costs will be impacted by, among other things, changes in economic conditions and management's actions, including expected cost reductions. Cost reductions realized during the first 39 weeks of 2004 allowed the Company to reduce its reserve for expected loss on goods in inventory and customer purchase orders in the amount of $.4 million at September 26, 2004 compared to December 28, 2003. During the 13 weeks ended September 26, 2004, the reserve for expected loss on goods in inventory and customer purchase orders was increased by $.3 million.

SG&A expense decreased $.2 million or 6.6% for the third quarter of 2004 compared to the same quarter in 2003 and $1.3 million or 13.3% for the 39 weeks of 2004 compared to the same period last year. The closure of the Sterling Heights Technical Center during the March of this year has resulted in a reduction of expenses of $.4 million and $.8 million for the 13 and 39 week periods ended September 26, 2004, respectively. The remaining decrease in SG&A is principally the result of an increased emphasis on managing expenses, partially offset by increased freight and severance costs.

As a result of the above, loss before taxes was $1.1 million for the 13 weeks ended September 26, 2004 compared to a loss before taxes of $2.5 million in the same period in 2003. For the 39 week period income before taxes was $.5 million compared to a loss before taxes of $4.8 million for the same period last year.

The Company continues to review alternatives to improve the operating results for this segment. Actions taken or being contemplated are as follows:

•	During the first quarter of 2004, the Company reorganized its operating segments to facilitate a stronger focus on the European wet friction operations. Oversight of the European wet friction operations, RRT and RUK, was transferred to the European management team.
•	During March of 2004, the Sterling Heights technical center was closed. The automotive sales and applications engineering groups previously located in this building have been relocated to a nearby office building in the Detroit area.
•	The Company has implemented cost savings programs during the first half of 2004 and is continuing to evaluate all aspects of its operations for additional cost savings alternatives.
•	During the third quarter of 2004, the Company announced a domestic management restructuring. The purpose of the management restructuring is to centralize and streamline the management of the domestic sales, research and manufacturing activities.
•	The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of its facility located in Sterling Heights, MI. The Company's plan for the closure of this facility is discussed more fully in Note L - Subsequent Events.

On October 12, 2004, Raybestos Automotive Components Company ("RACC"), an indirect wholly owned subsidiary of the Company, and Local 771, International Union United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), signed a new Collective Bargaining Agreement covering the hourly employees of RACC’s Sterling Heights, Michigan manufacturing plant. The Agreement was approved by the union membership on September 19, 2004. The Agreement provides for wage increases, severance benefits upon the closure of the plant and other customary provisions of such an agreement.

International

The following tables set forth selected income statement data for the International segment for the 13 and 39 weeks ended September 26, 2004 and September 28, 2003.

	For the 13 weeks ended (amounts in thousands)
	September 26, 2004		September 28, 2003
Net sales	$16,640	100.0%	$13,077	100.0%
Gross profit	4,117	24.7	3,090	23.6
Selling, general and
administrative expense	2,749	16.5	2,373	18.1
Income before taxes	1,255	7.5	518	4.0
	For the 39 weeks ended (amounts in thousands)
	September 26, 2004		September 28, 2003
Net sales	$50,157	100.0%	$43,036	100.0%
Gross profit	13,553	27.0	10,636	24.7
Selling, general and
administrative expense	8,128	16.2	7,020	16.3
Income before taxes	5,214	10.4	3,401	7.9

The International segment’s sales increased $3.6 million or 27.2% in the third quarter of 2004 from the same period in 2003. Sales for the 39 week period ended September 26, 2004 increased $7.1 million or 16.5% from the same period in 2003. Sales were favorably impacted by currency translation gains of $.9 million and $3.6 million in the 13 and 39 weeks ended September 26, 2004, respectively. The currency translation gains reflect the increase period-over-period in the exchange rate of the Euro and the British pound to the U.S. dollar. After adjusting for currency translation gains, the increase in sales for the quarter and year to date period is due to increasing demand most notably in China and to a lesser degree in Europe. In China demand is higher in both the passenger and commercial components of the market. In Europe demand has increased for heavy-duty products in the segment's wet friction business, with more modest demand increases for the segment's commercial products in its dry friction business.

Gross profit for the 13 and 39 weeks ended September 26, 2004 was $4.1 million and $13.6 million, respectively compared with $3.1 million and $10.6 million for the 13 and 39 weeks ended September 26, 2003, respectively. Gross profit as a percentage of sales increased to 24.7% in the third quarter of 2004 compared to 23.6% in the same quarter last year; and increased to 27.0% compared with 24.7% for the 39 weeks ended September 26, 2004 and September 28, 2003, respectively. The segment's gross profit was favorably impacted by currency translation gains in the amount of $.2 million and $.8 million in the 13 and 39 weeks ended September 26, 2004, respectively. After adjusting for currency translation, the increase in gross margin for the quarter and year to date period is primarily due to cost reductions in the segment's wet friction business. Gross profit decreased slightly in China for the 13 and 39 week periods ended September 26, 2004 compared to the same periods in the prior year due to increasing competitive pricing pressures within that market and unfavorable product mix.

SG&A expense increased $.4 million or 15.8% for the third quarter of 2004 compared to the same period in 2003 and $1.1 million or 15.8% for the first 39 weeks of 2004 compared to the same period last year. SG&A expense as a percentage of sales improved for the 13 and 39 weeks ended September 26, 2004 compared to the same periods in the prior year. The segment's SG&A expense was unfavorably impacted by currency translation gains in the amount of $.2 million and $.7 million in the 13 and 39 weeks ended September 26, 2004, respectively. After adjusting for currency translation, SG&A as a percent of sales improved slightly for the 13 week period and was flat for the 39 week period ended September 26, 2004 compared to the same periods last year. The slight decrease in SG&A as a percent of sales for the third quarter, after adjusting for currency translation, is due to increased leverage on fixed costs due to increased sales volume for the quarter compared to the same period in 2003.

As a result of the above, income before taxes improved to $1.3 million for the 13 weeks ended September 26, 2004 compared to $.5 million in the same period in 2003. For the 39 week period income before taxes improved to $5.2 million compared to $3.4 million for the same period last year. The impact of currency translation on income before taxes was negligible for both the 13 and 39 week period ended September 26, 2004.

The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of its facility located in Liverpool, England. The Company's plan for the closure of this facility is discussed more fully in Note L - Subsequent Events.

Aftermarket

The following tables set forth selected income statement data for the Aftermarket segment for the 13 and 39 weeks ended September 26, 2004 and September 28, 2003.

	For the 13 weeks ended (amounts in thousands)
	September 26, 2004		September 28, 2003
Net sales	$11,570	100.0%	$11,394	100.0%
Gross profit	3,419	29.6	2,948	25.9
Selling, general &
administrative expense	1,713	14.8	1,337	11.7
Income before taxes &
minority interest	1,628	14.1	1,699	14.9

	For the 39 weeks ended (amounts in thousands)
	September 26, 2004		September 28, 2003
Net sales	$37,572	100.0%	$34,173	100.0%
Gross profit	11,408	30.4	9,585	28.0
Selling, general &
administrative expense	4,883	13.0	3,596	10.5
Income before taxes &
minority interest	6,442	17.1	6,244	18.3

The Aftermarket segment’s sales increased $.2 million or 1.5% in the third quarter of 2004 from the same period in 2003. Sales for the 39 week period ended September 26, 2004 increased $3.4 million or 9.9% from the same period in 2003. The increase in sales is driven by increased sales of friction plates, principally to foreign customers, increased kit sales and an increase in newer product lines including gaskets and solenoids.

Gross profit for the 13 and 39 weeks ended September 26, 2004 was $3.4 million and $11.4 million, respectively compared with $2.9 million and $9.6 million for the 13 and 39 weeks ended September 28, 2003. Gross profit as a percentage of sales increased to 29.6% in the third quarter of 2004 compared to 25.9% in the same quarter last year; and increased to 30.4% compared with 28.0% for the 39 weeks ended September 26, 2004 and September 28, 2003, respectively. The increase in gross profit as a percent of sales is due to increased sales of higher margin products most notably friction plates. The Aftermarket segment experienced raw material price increases during the first 39 weeks of 2004 due to the increased price of steel which were able to be offset partially through sales price increases. The net impact of the increased price of steel was a reduction of profitability of $.1 million in both the 13 and 39 week periods ended September 26, 2004. Management anticipates that the increased price of steel will continue to negatively impact profitability during the remainder of 2004.

SG&A expense increased $.4 million or 28.1% for the third quarter of 2004 compared to the same quarter in 2003 and $1.3 million or 35.8% for the first 39 weeks of 2004 compared to the same period last year. The increase in SG&A is principally the result of increased incentive compensation and medical costs.

As a result of the above, income before taxes and minority interest decreased slightly to $1.6 million for the 13 weeks ended September 26, 2004 compared to $1.7 million in the same period in 2003. For the 39 week period income before taxes and minority interest improved to $6.4 million compared to $6.2 million for the same period last year.

Liquidity, Capital Resources and Future Liquidity

The Company's cash and cash equivalents at September 26, 2004 totaled $15.7 million compared to $16.4 million at December 28, 2003, a decrease of $.7 million. Capital expenditures for the 39 week period totaled $3.3 million, which is lower than planned expenditures, and a reduction of $3.6 million compared with the capital spending for the same period in the prior year. Capital spending for the full year 2004 is expected to be $6.5 million compared to $9.0 million in 2003. Net cash used by operating activities was $1.6 million for the 39 week period ended September 26, 2004, compared to cash provided by operating activities of $4.7 million in the prior year period. Cash outflows for operating assets and liabilities were $12.7 million during the current year period, which was primarily comprised of the following: a $7.1 million increase in trade accounts receivable, a $5.8 million increase in inventories, a $4.3 million cash payment for pension funding, partially offset by a $4.5 increase in other liabilities, net. The most significant items included in the increase in other liabilities are the accruals for severance, incentive compensation and the settlement of the equity holders litigation. These were the most significant aspects of the change in other operating activities recorded on the statement of cash flows.

The total borrowings at September 26, 2004 of $27.4 million compares to total borrowings of $22.4 million at year-end 2003, an increase of $5.0 million period-over-period. The available lines of credit at September 26, 2004 of $6.8 million compares to $10.6 million at year-end 2003, a decrease in availability of $3.8 million. Full details of the Company’s debt are contained in Note F to the Condensed Consolidated Financial Statements.

In summary of the above, the cash and available lines of credit at September 26, 2004 were $22.5 million compared to $27.0 million at year-end 2003, a decrease in cash and available lines of credit of $4.5 million.

Refer to the Management's Discussion and Analysis section and to Notes F - Debt and N - Commitments to the consolidated financial statements, included within the Company's 2003 Form 10-K, for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

The Company's potential obligations regarding environmental remediation are explained fully in Note G - Litigation of the Condensed Consolidated Financial Statements.

The Company assumed the liability for the Raymark pension plans as part of the reorganization. Funding for the plans in 2004 is expected to be approximately $4.6 million of which $3.4 million was funded in the 39 weeks of 2004.

Certain tax issues are discussed in Note I - Income Taxes, which provide details concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

The Company incurred costs associated with the retirement of its President and Chief Executive Officer during the second quarter and the restructuring of its domestic management team during the third quarter of 2004. The total cost associated with these items is approximately $1.4 million of which $.7 million was paid during the third quarter, $.1 million will be paid during the remainder of 2004, with the balance paid during 2005.

The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of certain facilities. The Company will incur expenses related to these closures as more fully explained in Note L - Subsequent Events.

Management believes that existing cash balances, the Company’s lending facilities and cash flow from operations will be sufficient to meet all of the Company’s obligations arising in the normal course of business, anticipated non-operating expenses and anticipated capital investments over the next year. However, the ability of the Company to utilize its lending facilities is dependent on the Company’s ability to meet its financial forecasts, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include certain revenue assumptions generally consistent with the prior year for the Domestic Wet Friction (on a comparable basis) and Aftermarket segments and modest growth in the International segment, as well as certain cost-saving initiatives. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company’s indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, undertake certain actions to generate cash and/or to seek additional alternative financing from other lenders.

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

The Company maintains borrowings in both fixed rate and variable rate debt instruments. The fixed rate debt at September 26, 2004 of $5.7 million had rates of interest that ranged from 2.5% to 6.2%. The variable rate debt at September 26, 2004 of $21.5 million had rates of interest that ranged from 3.5% to 5.3%. The variable debt reprices either at prime rate or the Eurodollar rate. The Company has not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure in the short-term that could be created by increases in rates is not considered significant by management.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2.

Item 4. Controls and Procedures

(a)	The Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, as of September 26, 2004. Based on this evaluation, the principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures were effective in all material respects in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	No significant changes were made, during the third quarter ended September 26, 2004, to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

See discussion of litigation in Note G of the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See discussion of the Company's debt agreements in Note F of the Condensed Consolidated Financial Statements.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTECH CORPORATION

By:  /s/ JOHN B. DEVLIN
John B. Devlin
Vice President, Treasurer
and Chief Financial Officer

Date: November 10, 2004