Form 10-K
period 2005-01-02
RAYTECH CORP
filed 2005-04-19
CIK 797917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended January 2, 2005 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File Number 1-9298

RAYTECH CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	06-1182033
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 295, Four Corporate Drive
Shelton, Connecticut	06484
(Address of Principal Executive Office)	(Zip Code)

(203) 925-8021
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

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

Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 25, 2004 was $10.7 million.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

The number of shares of the registrant’s common stock outstanding as of March 31, 2005 was 41,737,306.

Documents incorporated by reference:
None.

Caution Regarding Forward Looking Statements

Statements in this Form 10-K relating to management’s views of trends, plans, objectives and other matters for future operating periods are “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to significant risks and uncertainties that could cause actual results to differ materially from the results in the statements. Forward looking statements relating to our businesses are based on assumptions concerning certain factors that are not predictable and are subject to change. These factors include general economic conditions; worldwide demand for automotive and heavy duty vehicles; consumer confidence; actions of our competitors, vendors and customers; factors affecting our costs such as raw material prices, labor relations, environmental compliance and remediation, and interest and foreign currency exchange rates; technological issues; accounting standards; among other factors. The forward-looking statements herein are made as of the date of this report. We have no obligation to update our forward looking statements.

Part I.

Item 1. Business

General

Raytech Corporation (“Raytech” or the “Company”) develops, manufactures and supplies specialty engineered friction and energy absorption components used in oil immersed (wet) and dry transmission and brake systems for on- and off-road vehicles. The Company also makes and markets specialty engineered products for heat resistant, inertia control, and energy absorption applications. Our products are typically found in passenger cars, heavy-duty construction and agricultural equipment, trucks, buses and logging, mining and military vehicles. Unless the context indicates otherwise, all references herein to us, we, Raytech or the Company include the Company and its subsidiaries.

Raytech was incorporated in June 1986 in Delaware as a subsidiary of Raymark Corporation (which, with its subsidiary Raymark Industries, Inc., is collectively referred to in this report as “Raymark”). In October 1986, Raytech became the publicly traded holding company of Raymark stock through a restructuring plan whereby each share of common stock of Raymark was automatically converted into one share of Raytech common stock. In 1988, Raytech divested the Raymark subsidiary. In accordance with the restructuring plan, Raytech, through its subsidiaries, purchased certain non-asbestos businesses of Raymark. Despite the divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in numerous asbestos-related lawsuits as a successor in liability to Raymark. In order to stay the litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. In April 2001, Raytech emerged from protection of the Bankruptcy Court under a plan of reorganization. Under the plan of reorganization certain asbestos personal injury claims and certain environmental claims were discharged in exchange for cash and equity of 37,058,900 shares, representing 89.2% of the Company’s outstanding common stock at that time. A channeling injunction was ordered by the Bankruptcy Court that will permanently and forever stay, enjoin and restrain any asbestos-related claims against the Company and its subsidiaries. Under the Bankruptcy Code, the Raytech Asbestos Personal Injury Settlement Trust (“PI Trust”) was established and all future asbestos related claims are to be channeled to the PI Trust for resolution. Additionally, any and all future refunds of taxes, realized by the Company and resulting from the implementation of the plan of reorganization, will inure to the benefit of the PI Trust.

The Company's operations are categorized into three operating segments and a corporate group based on management structure, product type and distribution channel, as described below. During the first quarter of 2004, we restructured our operating segments to facilitate a stronger focus on the European wet friction operations. Oversight of the European wet friction operations, Raybestos Reibtechnik GmbH ("RRT") and Raybestos U.K. Ltd. ("RUK"), and sales of wet friction products outside of North America was transferred to the European management team. The newly defined operating segments are Domestic Wet Friction, International (including the European wet friction operations and European and Asian dry friction operations), and Aftermarket. All prior period segment information presented has been restated to reflect the newly defined segments.

The Domestic Wet Friction segment manufactures and distributes automatic transmission and wet wheel brake system components. The segment markets its products to automotive, heavy-duty truck, farm and construction machinery and mining original equipment manufacturers ("OEMs") in North America.

The International segment manufactures and distributes manual transmission components, manufactures certain wet friction products in the United Kingdom, and distributes automatic transmission and wet wheel brake system components outside of North America. The segment markets its products to automotive, heavy-duty truck, farm and construction machinery and mining OEMs. The International segment markets its dry friction products worldwide and its wet friction products throughout Europe and Asia.

The Aftermarket segment produces specialty engineered products primarily for automobile and lift truck automatic transmissions. In addition to these products, this segment markets transmission filters and other transmission related components. The focus of this segment is marketing to warehouse distributors and certain retail operations in the automotive aftermarket.

The Corporate group consists principally of corporate activities and includes costs to maintain the corporate headquarters, certain environmental costs, and certain assets, liabilities and related income and expense stemming from the reorganization plan implemented when the Company emerged from bankruptcy in 2001. We have chosen not to distribute these costs to the operating segments to preserve the historical comparability at the operating segment level.

During the second quarter of 2004 the Company's President and Chief Executive Officer retired. The Board of Directors has named an interim President and Chief Executive Officer, Larry Singleton, from a financial advisory and consulting firm, effective June 1, 2004. The Board of Directors is currently negotiating the terms of a permanent appointment, as President and Chief Executive Officer, with Mr. Singleton.

We continue to review alternatives to improve our operating results. During 2004, the Company conducted a facilities utilization review and made the decision to close its manufacturing operations in Sterling Heights, Michigan and Liverpool, England. The closure of these facilities is expected to be completed during 2005. During 2004, the Company closed its technical center in Sterling Heights, Michigan and relocated the functions previously performed there to other locations. The Company also began the process of relocating its corporate functions from Shelton, Connecticut to its existing manufacturing and development facilities located in Crawfordsville, Indiana. The closure of the Shelton corporate offices is expected to be completed during 2005.

The percentage of net sales for each segment of the consolidated net sales over the past three years is as follows:

	For the Year Ended Jan. 2, 2005	For the Year Ended Dec. 28, 2003	For the Year Ended Dec. 29, 2002
Domestic Wet Friction operations	56.7%	57.8%	62.6%
International operations	29.7%	27.5%	23.3%
Aftermarket operations	21.6%	21.8%	22.0%
Intersegment elimination	(8.0%)	(7.1%)	(7.9%)

The net sales, gross profit, operating profit (loss) and other financial information pertaining to the operation of the business segments is contained in Note 10 - Segment Reporting to the Consolidated Financial Statements of the Company.

Our executive offices are located in Shelton, Connecticut. Information about the Company, including its filings with the Securities and Exchange Commission, is available, free of charge, on the Internet at www.raytech.com.

Sales Methods

The Domestic Wet Friction operations serve the on-highway and off-highway vehicular markets through the sale of products to OEMs of automobiles, heavy-duty trucks, buses, construction and mining equipment and agricultural machinery, through sales to distributors that supply components and replacement parts for these vehicles, and through sales by the International segment. The Domestic Wet Friction segment sells certain products to the Aftermarket segment, which in turn distributes these products to warehouse distributors in the aftermarket.

Our International operation sells dry friction clutch facings to manual transmission system assemblers who, in turn, supply the OEM market and aftermarket in Europe and the Far East. This segment sells wet friction products to OEMs of automobiles, heavy-duty trucks, buses, construction and mining equipment and agricultural machinery, and through distributors supplying components and replacement parts for these vehicles.

The Aftermarket segment sells its products primarily to warehouse distributors and in certain instances directly to retail outlets.

Sales in all segments are made by Company sales representatives. Sales are made under sales contracts for all or a portion of a customer's products over a period of time or on an open order basis and may include price commitments for multiple years. In some cases, these contracts stipulate price reductions in future years that may negatively impact our profitability.

Our products are sold around the world, through export from our plants in the United States, through our wholly-owned manufacturing subsidiaries in Germany, the United Kingdom and China, and through distributors.

Raw Material Availability

The principal raw materials used in the manufacture of our products include cold-rolled steel, metal powders, synthetic resins, plastics and synthetic and natural fibers. All of these materials are available from a number of competitive suppliers. In 2004, worldwide increases in steel demand led to increased prices, which negatively impacted the Company's 2004 profitability. Management expects the increase in steel prices will continue to negatively impact the Company's profitability during 2005. In addition to steel, we use other raw materials, specifically in our paper production process, where a shortage of supply could negatively impact our profitability and our ability to deliver to customers. Other potential future impacts on the Company from the current market conditions could include reduced delivery levels of finished products to customers due to reduced availability of materials.

Patents and Trademarks

Raytech owns a number of patents, both foreign and domestic. Such patents expire between 2006 and 2023. In the opinion of management, our business is not dependent upon the protection of any of its patents and would not be materially affected by the expiration of any of such patents. We operate under a number of registered and common law trademarks, including the trademark "RAYBESTOS." Certain trademarks have been licensed to others on a limited basis. Some trademarks are registered internationally.

Competition

The automotive parts industry is extremely competitive. Each of the Company’s operating segments competes with several other manufacturers that produce and sell similar products. Some of our competitors are considerably larger and have substantially greater financial resources than the Company. The wet friction marketplace is comprised of four major competitors, including the Company. The Company has one major competitor in the European dry friction marketplace and competes with several Chinese and other Asian based manufacturers in the Asian market. In the European Dry Friction market, several of the Company’s customers are also competitors. There are five major competitors, including the Company, in the Aftermarket segment. Raytech believes that it is competitive in all markets in which it is engaged due to its brand recognition, product quality, service and price.

The Company’s businesses are greatly affected by general economic conditions. We are in large part dependent upon consumer demand for automobiles, consumer confidence and business investment in heavy equipment. We are a relatively small supplier of a limited number of components. Our customers are large companies under pressure to cut component costs. The Domestic Wet Friction segment’s OEM customers are experiencing margin erosion due to reduced volume, high labor costs and intense foreign competition. Due to their size, our customers are often able to demand component price reductions from their suppliers including the Company. These customers may also demand technological changes and quality improvements at the Company’s expense. The Company’s competitors have substantially greater resources to respond to these competitive conditions.

Significant Customers

During the years presented, sales to the following customers were greater than 10 percent of the Company’s consolidated sales during at least one of the years presented:

	For the Year Ended Jan. 2, 2005	For the Year Ended Dec. 28, 2003	For the Year Ended Dec. 29, 2002
Caterpillar	11.9%	9.5%	11.4%
DaimlerChrysler	10.1%	12.4%	14.4%

The Company's largest customers, including those listed above, have unionized work forces and could be subject to plant shutdowns in the event of a labor dispute, which could adversely affect the Company's shipments to those customers and the Company's revenues.

From time to time, the Company loses business from existing customers, including its largest customers, due to pricing, technologicial or other competitive pressures. The Company also from time to time gains new business and renewals of existing business from existing or new customers through its continuing cost reduction, sales and development efforts. The cumulative effect of these changes, or the loss of one of its largest customers, could have a material adverse effect on the consolidated financial results of the Company.

Backlog

Sales backlog at the end of fiscal 2004 and 2003, by segment, was as follows:

(in millions)	2004	2003
Domestic Wet Friction	$81.1	$76.7
International	25.0	15.6
Aftermarket	2.8	1.5
Total	$108.9	$93.8

The Company expects that the current backlog will be filled during 2005.

Employees

At January 2, 2005, Raytech employed 1,704 employees, compared with 1,565 employees at the end of 2003. Raytech has agreements with labor unions relating to wages, hours, fringe benefits and other conditions of employment which cover most of its production employees. The labor contract at Raybestos Products Company (“RPC”) in Crawfordsville, Indiana, is due to expire in May 2006. The labor contract at Raybestos Automotive Components Company (“RACC”) in Sterling Heights, Michigan, was renegotiated in 2004 and is due to expire in September 2007. In addition to the customary provisions of such an agreement, the new union contract at RACC provides for severance benefits in the event of a plant closure. The Company’s German subsidiary is a member of an industry employers’ association that is party to various employee union contracts on behalf of its members. The current contract covering German employees’ wages continues through February 2006.

Capital Expenditures

Capital expenditures were $6.7 million, $9.0 million and $9.6 million for fiscal years 2004, 2003 and 2002. Capital expenditures for 2005 are budgeted at $10.7 million. The 2005 capital expenditure budget includes $1.2 million related to the expansion of our operations in China.

Research and Development

Research and development costs were approximately $6.6 million, $7.2 million and $7.3 million in fiscal years 2004, 2003 and 2002, respectively. Separate research and development facilities are maintained at the Crawfordsville, Indiana and Morbach, Germany plants for developing new products, improving existing production techniques and supplying technical service to the business units and customers. During 2004, the Company consolidated the research and development activities that had been performed at the Sterling Heights, Michigan facility into the Crawfordsville, Indiana facility. Research and development costs for 2005 are budgeted at $5.3 million.

Environmental Matters

The Company is subject to federal, state, local and foreign laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment (“Environmental Laws”). The cost to the Company of complying with these Environmental Laws was approximately $1.2 million during 2004, and it is projected at $1.2 million for 2005. Estimated capital expenditures for environmental control facilities for 2005 are budgeted to be $.6 million. Substantial unanticipated environmental costs could adversely affect profitability.

The compliance costs noted above exclude remediation and related costs incurred by the Company for the same periods. The Company is subject to substantial environmental remediation obligations for past contamination that are not yet fixed in scope or amount. The nature of environmental contamination and its remediation are such that the amount and nature of work necessary is often unknown until late in the process. The level of responsibility of the parties involved and the level of remediation to be required by governmental authorities is also uncertain. See Item 3 - Legal Proceedings for a full description of remediation costs.

Item 2. Properties

The Company conducts business at the following facilities:

The Domestic Wet Friction segment has facilities in Crawfordsville, Indiana and Sterling Heights, Michigan. The Crawfordsville, Indiana, facility is owned and consists of approximately 461,000 square feet of office, production, research and warehousing space. The Sterling Heights, Michigan, facility is owned and consists of approximately 111,000 square feet of office, production, research and warehousing space. The Domestic Wet Friction operation also leases sales office space in Peoria, Illinois and Troy, Michigan and warehouse space in Crawfordsville, Indiana. As a result of a facilities review, the Company has decided to close the Sterling Heights, Michigan manufacturing facility in 2005 and intends to offer the real estate for sale.

The International segment has facilities in Liverpool, England, Morbach, Germany and Suzhou, China and leases a sales office in Shanghai, China. The Liverpool, England, facility is leased and consists of 52,000 square feet of office, production, and warehousing space. The Morbach, Germany, facility is owned and consists of 108,000 square feet of office, production, research and warehousing space. The Suzhou, China, facility is owned and consists of 52,000 square feet of office, production, and warehousing space on a long-term land lease. As a result of a facilities review, the Company has decided to close the Liverpool facility in 2005.

The Aftermarket segment has two facilities in Sullivan, Indiana, that are owned and consist of 130,000 and 37,500 square feet of office and warehousing space. These facilities are underutilized, leaving space for future demand. A separate Crawfordsville, Indiana, aftermarket facility is owned and consists of approximately 41,000 square feet. A portion of this facility has been leased to the Company’s Domestic Wet Friction segment; the remaining space houses sales offices. The Aftermarket segment also leases sales office space in Floral Park, New York.

The Company also leases 7,000 square feet of office space in Shelton, Connecticut, for its headquarters staff. In December 2004, the Company decided to relocate its corporate functions to its Crawfordsville, Indiana facility and to close the Shelton office in 2005.

The Company believes that its properties are suitable and adequate and have sufficient production capacity to meet the reasonably anticipated demand for the Company’s products.

The Company’s operating lease commitments are discussed in Note 15 - Commitments to the Consolidated Financial Statements.

Item 3. Legal Proceedings

Environmental Remediation

Crawfordsville, Indiana - Shelly Ditch Contamination Removal

In October 1987, RPC, a wholly-owned subsidiary of the Company, purchased a major manufacturing facility (the “RPC Facility”) in Crawfordsville, Indiana. Sometime thereafter, the Company learned that the previous owner of the RPC Facility had released polychlorinated biphenyls (“PCBs”) to the ground at the RPC Facility in the mid-1960s and that such PCBs were leaching from the RPC Facility into an adjacent ditch (“Shelly Ditch”).

In 1996, the Indiana Department of Environmental Management (the “IDEM”) advised RPC that the RPC Facility may have contributed to, and was potentially responsible for, the release of lead and PCBs found in Shelly Ditch. In the late 1990s, RPC and the IDEM entered into an agreed order (the “Agreed Order”) for a risk-based remediation of PCBs and lead in Shelly Ditch. When the IDEM later sought to unilaterally withdraw from the Agreed Order, RPC appealed and the Marion County Superior Court ordered the IDEM to reinstate the Agreed Order. Meanwhile, at the IDEM’s request, the United States Environmental Protection Agency (the “EPA”) became involved in Shelly Ditch.

In December 2000, before the Agreed Order was reinstated, the EPA issued a Unilateral Administrative Order to RPC under CERCLA (the “EPA Removal Order”) demanding removal of contaminated soils from those Shelly Ditch areas identified as Reaches 1 through 3 (the “Site”). The EPA Removal Order required more work at greater expense than the IDEM Agreed Order. Thereafter, RPC proceeded with the work required under the EPA Removal Order.

On January 9, 2004, the EPA confirmed that RPC had completed the action required under the EPA Removal Order, including the removal and proper disposal of Site soils and sediments contaminated with PCBs and lead. In its confirmation, the EPA noted that RPC would continue to be subject to certain obligations under that order, including record retention and the payment of oversight costs. Whether RPC will be required to pay oversight costs relating to the work under the EPA Removal Order will depend on the outcome of future negotiations with the EPA regarding potential environmental remediation downstream of the Site.

At January 2, 2005, RPC had spent approximately $18.7 million on removal of lead and PCB contaminated soils from the Site and had accrued $.4 million for potential EPA oversight costs relating to that work.

Crawfordsville, IN - Environmental Remediation Downstream of the Site

On May 6, 2003, the EPA indicated that RPC is potentially liable for PCB and lead contamination downstream of the Site. The EPA has not issued an order to RPC regarding this downstream area. However, during the third quarter of 2003, the Company began negotiations with the EPA concerning such possible additional remediation. As a result, during the third quarter of 2003, the Company recorded a $2.4 million accrual relating to this potential liability for future cleanup costs. The Company has an accrual of $2.2 million at January 2, 2005 related to this matter.

Crawfordsville, IN - Environmental Remediation and Expenses relating to the RPC Facility

On May 15, 2001, the EPA issued a Pre-filing Notice and Opportunity to Confer to RPC (the “Pre-filing Notice”). This notice stated that the EPA might file a civil action lawsuit against RPC for violations of various environmental statutes and would offer RPC the opportunity to participate in pre-filing negotiations to resolve this matter. The EPA stated that it had reason to believe that RPC committed violations of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and Toxic Substances Control Act and that RPC could be subject to substantial penalties. On September 3, 2003, the EPA proposed that the parties settle the Pre-filing Notice. The EPA stated that penalties for violations alleged in the Pre-filing Notice could total approximately $180.0 million and suggested the following resolution: RPC should pay approximately $2.4 million in fines and undertake compliance activities, on-site investigative work that the EPA estimated would cost about $1.0 million, and corrective action to resolve the Pre-filing Notice. During 2004, RPC performed on-site investigative work. RPC is currently engaged in negotiations with the EPA regarding potential on-site corrective action and the amount of any penalty. The Company has an accrual of $3.4 million as of January 2, 2005, based on the EPA position.

Ferndale, MI - Potential Responsibility for Environmental Remediation

 In a January 8, 2002 letter, the Michigan Department of Environmental Quality asserted Company responsibility for trichloroethylene contamination at a Ferndale, Michigan industrial site that Advanced Friction Materials Company (“AFM”) leased from approximately 1974 to 1985. The Company acquired 47% of the stock of AFM in 1996 and the balance of the shares in 1998. The Company’s liability at this site is indeterminable at this time and no liability has been recorded as of January 2, 2005.

Environmental Litigation

Cost Recovery Actions against Insurers regarding Shelly Ditch

In 1996, RPC notified its insurers and demanded defense and indemnity regarding any environmental issues relating to alleged lead and PCB contamination of Shelly Ditch. In January 1997, one insurer filed a complaint in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. Raybestos Products Company (the “Insurance Case”). The complaint sought a declaratory judgment that the Reliance Insurance policies do not provide coverage to RPC for defense and indemnity relating to investigation and remediation of contamination in Shelly Ditch. In January 2000, the District Court rejected Reliance‘s claims and granted summary judgment to RPC. In June 2001, Reliance Insurance Company was placed in liquidation in Pennsylvania. The Company has filed claims in the Reliance liquidation for recovery of its Shelly Ditch expenses but has not received a decision.

In February 2002, RPC filed a third-party complaint in the Insurance Case against three insurance carriers. The third-party complaint seeks defense and indemnity from the insurers relating to investigation and remediation of contamination in Shelly Ditch. Later that year, two of the insurance carriers, USF&G and Westchester, filed motions to compel arbitration of the insurance coverage issues under these policies. The U.S. District Court denied these motions to compel and the two insurance companies appealed to the U.S. Court of Appeals for the Seventh Circuit ("Appeals Court"). On August 27, 2004, the Court of Appeals reversed the District Court's order refusing to compel such arbitration and remanded the case to the District Court for entry of an order compelling arbitration. On October 15, 2004, the District Court entered its order compelling arbitration and RPC promptly submitted the USF&G and Westchester insurance issues to arbitration. The arbitration is currently scheduled to take place during January 2006.

In February 2004, the third insurance carrier, National Union and its affiliates, commenced an adversary proceeding against the Company, RPC and others by filing a complaint in U.S. Bankruptcy Court (the “Adversary Proceeding”). In the Adversary Proceeding, National Union claims that RPC’s complaint against National Union is barred by a 2002 order of the U.S. Bankruptcy Court in the Raymark Chapter 11 cases that prohibits RPC from pursuing its third-party complaint against National Union and declares that the National Union insurance policies issued to the Company and RPC have been exhausted. Also in February 2004, National Union filed a motion in the U.S. District Court, Southern District of Indiana, asking that court to stay the Insurance Case against National Union. On September 10, 2004, the U.S. District Court granted National Union's motion for stay. The outcome of this Adversary Proceeding and related stay and their effects, if any, on the Insurance Case against National Union cannot be predicted.

RPC Claims against IDEM

In July 2002, RPC filed an action against the IDEM for breach of contract claiming damages based on the difference between the costs of cleanup under the EPA Removal Order and the IDEM Agreed Order. The outcome of this litigation cannot be predicted.

Commercial Litigation

On April 22, 2003, Automation by Design, Inc. (“ABD”) filed a civil action against RPC in U.S. District Court for the Southern District of Indiana. The complaint alleged copyright infringement and breach of contract in connection with RPC’s purchase of certain equipment. RPC denied liability and filed counterclaims for breach of contract and declaratory judgment. The court granted ABD’s motion to amend its complaint to include as defendants Raytech Corporation and Production Design Services, Inc., which manufactured certain equipment allegedly involved in this court action and which RPC agreed to defend and indemnify against certain liabilities. On December 8, 2004, the District Court granted RPC’s motion for summary judgment, ruling that ABD’s claims fail as a matter of law. In January 2005, RPC filed a petition for reimbursement of its legal fees and costs incurred in defending the action. ABD has filed an appeal of the summary judgment ruling. The Company does not believe that the outcome of this litigation will have a material adverse effect on its consolidated results of operations, financial condition or cash flow.

Equity Holders Litigation

In February 2002, lawyers representing the Committee of Equity Holders of Raytech Corporation filed a motion in U.S. Bankruptcy Court to compel the Company to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in the Company or their successors, or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. On October 27, 2004 the Bankruptcy Court approved a settlement of the Equity Holders litigation, pursuant to which each “Record Date Registered Holder”, as defined in Section 4 of the approved settlement agreement, was entitled to receive a payment of $0.16 per share. These payments, plus other payments required under the settlement, were $.6 million, which was accrued by the Company during the third quarter of 2004 and paid by the Company during the fourth quarter of 2004. The payment of these costs was funded by the Company’s majority shareholder. The Company has recorded a liability to its majority shareholder for this amount on its books at January 2, 2005.

The Company is subject to certain other legal matters that have arisen in the ordinary course of business, and management does not expect them to have a significant adverse effect on the Company’s results of consolidated operations, financial condition or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the trading symbol RAY. As of March 11, 2005, there were 1,469 holders of record of the Company's common stock.

Information regarding the quarterly high and low sales prices for 2004 and 2003 is set forth in Note 21 to the Consolidated Financial Statements, Part II, Item 8 hereof.

The Company continues not to pay dividends. As a holding company, Raytech Corporation’s ability to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. The payment of dividends by certain of the Company’s subsidiaries is subject to certain restrictions under the Company’s credit agreements. See Note 8 - Debt to the Consolidated Financial Statements.

Information regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 12 hereof.

Item 6. Selected Financial Data

Selected historical consolidated financial data is presented below for the most recent five fiscal years. The information is separated between Predecessor Company, pre-emergence from bankruptcy, and Successor Company, post-emergence from bankruptcy. As a result of reorganization and fresh-start adjustments recorded in conjunction with the Company’s emergence from bankruptcy, the financial data of the Successor Company for the years ended January 2, 2005, December 28, 2003, December 29, 2002 and the period April 3, 2001 to December 30, 2001 are not comparable to the Predecessor Company for the period January 1, 2001 to April 2, 2001 and for the year ended December 30, 2000.

The effective date of the Company’s reorganization was April 18, 2001, however for accounting purposes, the reorganization and the related fresh-start adjustments were recorded as of April 2, 2001.

FIVE-YEAR REVIEW OF OPERATIONS
(in thousands, except per share data)
	Successor				Predecessor
	Company				Company
	Year Ended Jan. 2, 2005	Year Ended Dec. 28 2003	Year Ended Dec. 29 2002	Period Apr 3, 2001 to Dec. 30, 2001	Period Jan 1, 2001 to Apr. 2, 2001(6)	Year Ended Dec. 30, 2000
Operating results:
Net sales	$227,313	$205,865	$209,866	$146,050	$55,205	$239,532
Gross profit	40,935	26,126	36,771	21,460	11,394	59,489
Operating (loss) profit (1)	(3,051)	(57,473)	4,440	(3,291)	3,652	27,215
Interest expense (2)	1,231	1,061	903	873	444	2,218
Gain on settlement of debt (3)	—	—	—	1,548	—	—
Reorganization items (4)	—	—	—	(784)	7,158,896	—
Net (loss) income (1) (4) (5)	(2,750)	(66,443)	(2,825)	(5,577)	6,995,257	(7,058,978)
Share data:
Basic (loss) earnings
per share (1) (4) (5)	$(.07)	$(1.59)	$(.07)	$(.13)	$1,778.88	$(2,015.40)
Weighted average
basic shares	41,737	41,728	41,608	41,527	3,932	3,503
Diluted (loss) earnings
per share (1) (4) (5)	$(.07)	$(1.59)	$(.07)	$(.13)	$1,772.62	$(2,015.40)
Weighted average
diluted shares	41,737	41,728	41,608	41,527	3,946	3,503
Balance Sheet (at period end):
Total assets	$205,686	$206,024	$294,221	$320,788	$323,636	$320,316
Working capital	33,653	25,414	23,317	28,157	26,753	21,402
Long-term obligations (7)	71,707	71,772	82,850	85,410	69,330	31,238
Liabilities subject to
compromise (5)	—	—	—	—	—	7,211,433
Total shareholders'
equity (deficit)	73,180	75,910	142,110	144,083	158,352	(6,979,138)
Property, plant and equipment:
Capital expenditures	$6,668	$8,968	$9,648	$7,488	$2,717	$13,539
Depreciation	14,267	16,107	14,943	10,585	3,180	11,545

(1)
2004 includes $1.6 million impairment charge. 2003 includes $48.8 million impairment charge. See Note 6 - Property, Plant and Equipment and Note 7 - Goodwill and Other Intangible Assets to the Consolidated Financial Statements.

(2)	Predecessor Company includes cessation of interest accruals on the Raymark note in connection with a Bankruptcy Court Order.
(3)
Represents gain on the settlement of a note payable to a former AFM principal. Prior to the settlement, the Company had a note payable of $3.0 million and accrued interest of $1.6 million recorded related to this debt. The settlement agreement required a payment of $3.1 million.

(4)	Reorganization items include fresh-start accounting adjustments, gain on the settlement of liabilities subject to compromise and professional fees.
(5)
The year ended December 30, 2000 includes recording of the estimated amount of allowed claims in the amount of $7.2 billion relating to asbestos personal injury, environmental and employee benefits issues.

(6)	Includes the reorganization and the adoption of fresh-start reporting as a result of the Company's emergence from bankruptcy.
(7)	Includes long-term liabilities and minority interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes, included in “Item 8 - Financial Statements and Supplemental Data.” This discussion contains forward-looking statements that are subject to significant risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled "Caution Regarding Forward Looking Statements.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Executive Summary

On January 2, 2005 we completed our third full year of operation post emergence from bankruptcy. We continue to face significant challenges as we look toward our future. Reduced volumes in the U.S. auto industry and new transmission technology have had a dramatic impact on our business. In order to succeed in the current environment we need to adapt and seek alternatives to improve our operating results.

The Company’s businesses are greatly affected by general economic conditions. Our businesses sell components for transmissions and brakes to automotive and heavy-duty OEMs as well as the automotive aftermarket, and in large part are dependent upon consumer demand for automobiles, consumer confidence and business investment in heavy equipment. Economic conditions may adversely affect revenues in all of our business segments.

The Company’s customers are large companies under pressure to cut component costs. In particular, the Domestic Wet Friction segment’s largest customers are experiencing margin erosion due to reduced volume, high labor and benefit costs and intense foreign competition. We are a relatively small supplier of a limited number of components. Due to their size, our customers are often able to demand component price reductions from their suppliers, including all segments of the Company. These customers may also demand technological changes and quality improvements at our expense. In addition, the trend in the automotive aftermarket is toward longer transmission service and replacement cycles due to improved quality. Our revenues and margins may be adversely affected by these factors.

During the first quarter of 2004, the Company restructured its operating segments to facilitate a stronger focus on the European wet friction operations. Management of the European wet friction operations, RRT and RUK and sales of wet friction products outside of North America, was transferred to the European management team. The newly defined operating segments are Domestic Wet Friction, International (including the European wet friction operations and European and Asian dry friction operations), and Aftermarket. All prior period segment information presented has been restated to reflect the newly defined segments.

Although we are reporting an operating loss for 2004, there are many positive items to discuss regarding our performance. All three of our operating segments reported increased sales, improved gross margin and improved operating profit in 2004.

The Domestic Wet Friction segment, most directly impacted by the decline in the U.S. auto market, managed to increase sales modestly due to increased volume in the heavy-duty sector partially offset by the continued decline in volume in the automotive sector. The segment was able to improve gross margin performance as a result of the volume increase, cost reductions and the non-recurrence of certain one-time charges incurred during 2003.

The International segment benefited from increasing demand in China and to a lesser degree in Europe. During 2004, we began a third expansion of our operations in China. When completed, the new facility in China will increase our capacity, positioning us to take advantage of the growing market in China and increase our exports from China.

The Aftermarket segment grew sales through expanding its foreign customer base and increased volume in newer product lines including gaskets and solenoids. Subsequent to the end of fiscal 2004, but prior to filing this report, we increased the Company’s indirect ownership of Allomatic Products Company (“APC”), a company within our Aftermarket segment, from approximately 57% of its outstanding common stock to approximately 96% of its outstanding common stock. See Note 22 - Subsequent Event to the Consolidated Financial Statements.

In 2004, worldwide increases in steel demand led to increased prices, which negatively impacted our profitability. However, the Company was able to mitigate the impact of the increase in steel cost through increased sales prices and increased proceeds from the sale of scrap steel. We expect the increase in the price of steel, net of any benefit derived from increased sales prices and proceeds from scrap sales, will continue to negatively impact our profitability during 2005. In addition to steel, we use other raw materials, specifically in our paper production process, where a shortage of supply could negatively impact our profitability and our ability to deliver to customers.

During the second quarter of 2004, the Company's President and Chief Executive Officer retired. The board of directors has named an interim President and Chief Executive Officer, Larry Singleton, from a financial advisory and consulting firm, effective June 1, 2004. The Company is obligated to pay that firm a monthly fee. In addition to the monthly fee, the Company has agreed to pay a one-time success fee of $.2 million, which was accrued as of January 2, 2005.

During the third quarter of 2004, we reorganized our domestic management team. The purpose of this reorganization was to centralize and streamline the management of the domestic sales, research and manufacturing activities.

On October 26, 2004, the Board of Directors of the Company approved decisions of the Boards of Directors of RACC, and RUK, its indirect wholly-owned subsidiaries, that those companies should completely close their manufacturing facilities. The decisions were the result of a facilities utilization review indicating that improved overhead absorption and performance might be obtained through consolidation of the Company's facilities. The manufacturing operations of RACC are located in Sterling Heights, Michigan. Our best estimate of the timing of the RACC closing, which will depend on production requirements and commitments to customers, is that it will be completed by the end of 2005. The manufacturing operations of RUK are located in Liverpool, England. Manufacturing at the RUK facility ended during March of 2005, however, the removal of equipment and other exit activities will continue over the next few months.

During the fourth quarter of 2004, we reached terms with certain major customers on revised sales contract provisions that will enable the Company to close its manufacturing plant in Sterling Heights, Michigan. The new sales contract provisions, in addition to more favorable pricing, allow the Company to transfer the production of certain products to other facilities and to discontinue the production of other products upon closure of the Sterling Heights, Michigan facility. In some cases the new pricing was retroactive to July or August of 2004. The impact of the retroactive price increase was approximately $.8 million which will be recognized, prospectively over the estimated remaining period of production for those customers.

We believe that the changes that have occurred in our industry are fundamental and will be long-term. In order to succeed and return to profitability, we must adapt to the new climate and reduce our costs while continuing to manage our resources. We have taken steps during 2004 to lower our costs and increase our revenues. Certain of the steps taken during 2004 will have a negative impact on our operating cash flows in 2005. As we move forward, and embark on strategic initiatives to enhance our operating profitability, we need to be cognizant of managing our working capital and other financial resources to ensure our future liquidity. We will continue to reassess our operating and business strategy to determine the best use of our resources and will attempt to identify strategic initiatives that we might pursue to improve our performance.

Results of Operations

 The following table sets forth selected data from the statement of operations for the Company for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002:

(amounts in thousands)	Fiscal 2004	% of sales	Fiscal 2003	% of sales	Fiscal 2002	% of sales
Net sales	$227,313	100.0%	$205,865	100.0%	$209,866	100.0%
Gross profit	40,935	18.0	26,126	12.7	36,771	17.5
Selling, general and
administrative expense	39,014	17.2	34,795	16.9	32,331	15.4
Impairment charge	1,560.7		48,804	23.7	—	—
Restructuring expenses	3,412	1.5	—	—	—	—
Operating (loss) profit	(3,051)	-1.3	(57,473)	-27.9	4,440	2.1
Other income (expense)	2,828	1.2	25,666	12.5	(726)	-.3
Environmental claims	—	—	(7,262)	-3.5	(5,400)	-2.6
Income (loss) before income taxes
and minority interest	(223)	-.1	(39,069)	-19.0	(1,686)	-.8
Income taxes	1,895.8		26,745	13.0	84	0
Minority interest	632.3		629.3		1,055.5
Net loss	$(2,750)	-1.2%	$(66,443)	-32.3%	$(2,825)	-1.3%

Fiscal 2004 Compared to Fiscal 2003

Sales increased in all three of our operating segments in 2004 compared to 2003 levels. As a result, worldwide sales increased $21.4 million or 10.4% in 2004 compared to the prior year. The increase in sales was due primarily to increased demand in the heavy-duty component of the Domestic Wet Friction segment, increased demand in China and Europe, expansion into foreign markets and increased product offerings in the Aftermarket segment and favorable currency translation adjustments in Europe. We continue to experience pressure to reduce prices from certain major customers, most notably in the Domestic OEM market and to a lesser degree in China and Europe.

Gross profit increased $14.8 million or 56.7% in 2004 compared to the prior year. As a percent of sales, gross profit improved to 18.0% from 12.7% in 2003. Gross margin performance improved in all three operating segments. The Domestic Wet Friction segment realized the most significant improvement in gross margin as a result of the implementation of cost reduction programs and the non-recurrence of certain one-time expenses incurred during the fourth quarter of 2003. The International segment benefited from favorable currency translation adjustments, a modest increase in demand and increased sales of higher margin products. The Aftermarket segment benefited from increased sales of its high margin friction plate line, principally to new foreign customers.

SG&A increased $4.2 million or 12.1% in 2004 compared to 2003. As a percent of sales, SG&A expense increased slightly to 17.2% from 16.9% in the prior year. The overall increase in SG&A expense was due principally to severance costs, increased consulting costs, increased incentive compensation expense and currency translation, partially offset by operating cost reductions. The severance expense charged to SG&A during 2004 related to the retirement of our President and Chief Executive and a reorganization of the domestic management team.

The restructuring expense and impairment charge recorded in 2004 relate to the announced closure of our manufacturing facilities in Sterling Heights, Michigan and Liverpool, England and the relocation of our corporate functions. See Note 3 - Restructuring Costs to the Consolidated Financial Statements for further details regarding the 2004 restructuring costs. The impairment charge recorded in 2003 related to the write down of certain tangible and intangible assets triggered by the decline in profitability in the Domestic Wet Friction segment during 2003.

As a result of the foregoing, operating losses were reduced $54.4 million year over year.

Other income, in both 2004 and 2003, is principally the result of the reduction of certain net deferred tax assets and the corresponding payable to the PI Trust. This is explained more fully in Note 11 - Income Taxes to the Consolidated Financial Statements. Additionally, the cost associated with settlement of the equity holders litigation, during 2004, is reported in this line. This is explained more fully in Note 9 - Litigation to the Consolidated Financial Statements.

The Company is subject to substantial environmental remediation obligations for past contamination that are not yet fixed in scope or amount. The nature of environmental contamination and its remediation is such that the amount and nature of work necessary is often unknown until late in the process. The level of responsibility of the parties involved and the level of remediation to be required by governmental authorities is also uncertain. The Company also incurs substantial ongoing environmental compliance costs in operating its production facilities. Substantial unanticipated environmental costs could adversely affect profitability. Environmental claims are discussed in Item 3. Legal Proceedings -- Environmental Remediation and Environmental Investigation.

The minority interest expense relates to APC, which is 57% owned by the Company, 40% owned by Raymark, a related party, and 3% owned by certain employees of the Company. APC is consolidated in the financial results and a minority interest is recorded to reflect the minority shareholders’ interest in APC. On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased the APC common stock owned by Raymark in exchange for a ten-year unsecured subordinated promissory note in the original principal amount of $7.2 million. See Note 22 - Subsequent Event to the Consolidated Financial Statements.

Fiscal 2003 Compared to Fiscal 2002

Worldwide sales decreased $4.0 million or 1.9% in 2003 compared to 2002. Although the overall decline in sales was only 1.9%, by segment the fluctuations year-over-year were more significant. The Domestic Wet Friction segment’s sales declined 9.5% reflecting lower demand from our domestic OEM customers. Sales in the International segment increased 15.8%, principally due to favorable currency translation adjustments and a modest increase in demand for dry friction products. Sales decreased modestly in the Aftermarket segment reflecting lower demand.

Gross profit decreased $10.6 million or 28.9% in 2003 compared to 2002. As a percent of sales, gross profit decreased to 12.7% from 17.5% in 2002. The decline in gross profit as a percentage of sales was due principally to the decline in the wet friction business, partially offset by increased gross margin in the dry friction business.

SG&A expense increased $2.5 million or 7.6% in 2003 compared to 2002. As a percent of sales, SG&A increased to 16.9% compared to 15.4% in 2002. The increase was driven by certain severance and new hire costs in the Domestic Wet Friction segment and an additional provision for certain trade accounts receivable in the Aftermarket segment. Additionally, the International segment incurred increased SG&A in support of higher sales volume.

Other income in 2003 is principally the result of the reduction of certain net deferred tax assets and the corresponding payable to the PI Trust. This is explained more fully in Note 11 - Income Taxes to the Consolidated Financial Statements.

Environmental claims are discussed in Item 3. Legal Proceedings -- Environmental Remediation and Environmental Investigation.

Domestic Wet Friction

The following table sets forth selected data from the statement of operations for the Domestic Wet Friction segment for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002:

	Fiscal	% of	Fiscal	% of	Fiscal	% of
(amounts in thousands)	2004	sales	2003	sales	2002	sales
Net sales	$128,892	100.00%	$119,002	100.00%	$131,445	100.00%
Gross profit	12,926	10.0	4,563	3.8	18,784	14.3
Selling, general and administrative expense	11,578	9.0	12,756	10.7	12,023	9.1
Impairment charge	—	—	8,093	6.8	—	—
Restructuring expenses	1,723	1.3	—	—	—	—
Operating (loss) profit	(375)	-0.3	(16,286)	-13.7	6,761	5.1

Fiscal 2004 Compared to Fiscal 2003

Sales for the Domestic Wet Friction segment increased $9.9 million or 8.3% in 2004 compared to 2003. The increase in sales year over year is principally due to increase in heavy-duty volume, offset partially by a decrease in automotive volume. Although this segment continues to experience pricing pressure from customers, in the fourth quarter of 2004 we reached terms with certain major customers that included more favorable pricing. The net impact of the price changes in 2004 was not significant to the overall change in sales.

Gross profit increased $8.4 million or 183.3% in 2004 compared to the prior year. Gross profit as a percent of sales increased to 10.0% in 2004 from 3.8% in 2003. Overall, the improvement in gross profit is due to cost reductions and increased leverage on fixed costs due to higher sales volume. As a result of the impairment charge recorded during the fourth quarter of 2003, depreciation expense was reduced by $1.0 million in 2004. During 2003 we established a reserve for the expected loss on products in inventory and customer purchase orders received by the balance sheet date, in the amount of $1.5 million. Finally, the increase in the price of steel resulted in an increase of our raw material costs that was partially offset through increased sales prices and increased proceeds from the sale of scrap steel.

The Domestic Wet Friction segment sells product to its customers, in certain instances, using longer-term contracts that include price commitments for multiple years. In some cases these contracts stipulate price reductions in future years that may negatively impact on our gross profit.

SG&A expense decreased $1.2 million or 9.2% in 2004 compared to 2003. The decrease in SG&A expense is principally due to the consolidation of the research and development activities that had been performed at the Sterling Heights, Michigan facility into the Crawfordsville, Indiana facility during March of this year and an increased emphasis on managing expenses, partially offset by increased freight costs.

The impairment charge recorded in 2003 related to the write-down of the segment’s long-lived assets triggered by the marked decline in profitability.

The restructuring expense recorded in 2004 relates to the planned closure of our manufacturing facility in Sterling Heights, Michigan. See Note 3 - Restructuring Cost to the Consolidated Financial Statements for further details regarding the 2004 restructuring costs.

As a result of the foregoing, operating losses were reduced $15.9 million in 2004 compared to the prior year.

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

•
During March of 2004, the technical center located in Sterling Heights, Michigan was closed. The research and development activities, that had been conducted at this facility, were consolidated into the Crawfordsville, Indiana facility. The automotive sales and applications engineering groups previously located in this building have been relocated to a nearby office building in the Detroit area.

•	The Company has implemented cost savings programs during 2004 and is continuing to evaluate all aspects of its operations for additional cost savings alternatives.
•
During the third quarter of 2004, the Company announced a domestic management reorganization. The purpose of the management reorganization is to centralize and streamline the management of the domestic sales, research and manufacturing activities.

•
The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of its facility located in Sterling Heights, Michigan. The Company's plan for the closure of this facility is discussed more fully in Note 3 - Restructuring Costs to the Consolidated Financial Statements.

•	During the fourth quarter of 2004 we reached terms with certain major customers on more favorable pricing. We continue to work with certain other customers to negotiate more favorable pricing.
•
The Company has reached terms with certain customers to transfer production of certain profitable product lines to other facilities upon the closure of the Sterling Heights, Michigan manufacturing facility.

Fiscal 2003 Compared to Fiscal 2002

Sales for the Domestic Wet Friction segment decreased $12.4 million or 9.5% in 2003 compared to 2002. The decline in sales is due to lower sales to the automotive OEM component of the segment of $4.5 million, due to lower demand for our product and reduced pricing. The domestic automotive manufacturers, who comprise our OEM customers, continued to lose market share to foreign competition, which directly impacts Raytech. A significant portion of the lost North American market share had been consumed by Asian automakers, a market we have not penetrated. In addition, sales to the heavy-duty component of the segment declined $5.0 million compared to the prior year. The decline represents certain part sales lost to competition as well as price reductions.

Gross profit declined $14.2 million or 75.7%, in 2003 compared to the prior year. The decline in gross profit reflects the impact of lower sales and reduced pricing. Gross profit was negatively impacted during 2003 by the establishment of a reserve for the expected loss on products in inventory and customer purchase orders received by the balance sheet date in the amount of $1.5 million. The lack of gross profit in this segment was the driving force in the losses sustained by the Company in 2003.

SG&A expense increased $.7 million or 6.1% in 2003 compared to 2002. The increased costs were principally due to certain severance and new hire costs.

The impairment charge recorded in 2003 related to the write-down of the segment’s long-lived assets triggered by the marked decline in profitability.

As a result of the above, operating profit decreased $23.0 million or 340.9% in 2003 compared to 2002.

International

The following table sets forth selected data from the statement of operations for the International segment for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002:

	Fiscal	% of	Fiscal	% of	Fiscal	% of
(amounts in thousands)	2004	sales	2003	sales	2002	sales
Net sales	$67,433	100.0%	$56,698	100.0%	$48,981	100.0%
Gross profit	18,487	27.4	14,064	24.8	9,796	20.0
Selling, general and administrative expense	11,025	16.3	9,808	17.3	8,366	17.1
Impairment charge	1,560	2.3	-	-	-	-
Restructuring expenses	644.9		-	-	-	-
Operating profit	5,258	7.8	4,256	7.5	1,430	2.9

Fiscal 2004 Compared to Fiscal 2003

Sales for the International segment increased $10.7 million or 18.9% in 2004 compared to 2003. Sales were impacted by favorable currency translation of $5.0 million. The currency translation impact reflects the increase period-over-period in the exchange rate of the Euro and the British pound to the U.S. dollar. After adjusting for currency translation, the increase in sales for the year is due to increasing demand most notably in China and to a lesser degree in Europe. In China, demand is higher in both the passenger and commercial components of the market. In Europe, demand has increased for heavy-duty products in the segment's wet friction business, with more modest demand increases for the segment's commercial products in its dry friction business.

Gross profit increased $4.4 million or 31.4% year-over-year. As a percentage of sales, gross profit increased to 27.4% compared to 24.8% in the prior year. The segment's gross profit was favorably impacted by currency translation in the amount of $1.1 million. After adjusting for currency translation, the increase in gross margin for the year is primarily due to a more profitable sales mix and cost reductions in the segment's wet friction business. We have experienced competitive pricing pressures in the dry friction market in both China and Europe.

SG&A expense increased $1.2 million or 12.4% in 2004 compared to 2003. SG&A expense was unfavorably impacted by currency translation of $.9 million. The slight decrease in SG&A as a percent of sales, after adjusting for currency translation, is principally due to savings realized from the consolidation of our wet friction sales office into our dry friction facility in Morbach, Germany, in late 2003.

The restructuring expenses and impairment charge recorded in 2004 relate to the closure of our manufacturing facilities in Liverpool, England. See Note 3 - Restructuring Cost to the Consolidated Financial Statements for further details regarding the 2004 restructuring costs.

As a result of the above, operating profit improved $1.0 million or 23.5% in 2004 compared to 2003. The impact of currency translation on operating profit was negligible year over year.

Fiscal 2003 Compared to Fiscal 2002

Sales for the International segment increased $7.7 million or 15.8% in 2003 compared to 2002. Sales were favorably impacted by currency translation of $7.3 million. The currency translation reflect the increase period-over-period in the exchange rate of the Euro and the British pound to the U.S. dollar. After adjusting for currency translation, the increase in sales for year is due to increased volume in the Europe dry friction business and in China, partially offset by reduced volume in the European wet friction business. The decline in the European wet friction business was principally the result of a management decision in late 2002 to eliminate a non-core business product line produced at the United Kingdom facility.

Gross profit increased $4.3 million or 43.6% year-over-year. As a percentage of sales, gross profit increased to 24.8% compared to 20.0% in the prior year. The segment's gross profit was favorably impacted by currency translation in the amount of $1.3 million. After adjusting for currency translation, the increase in gross margin for the year is primarily due to increased sales volume.

SG&A expense increased $1.4 million or 17.2% in 2003 compared to 2002. The increase in SG&A expense was principally due to the unfavorable impact of currency translation of $1.2 million.

As a result of the above, operating profit improved $2.8 million or 197.6% in 2003 compared to 2002.

Aftermarket

The following table sets forth selected data from the statement of operations for the Aftermarket segment for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002:

	Fiscal	% of	Fiscal	% of	Fiscal	% of
(amounts in thousands)	2004	sales	2003	sales	2002	sales
Net sales	$49,186	100.0%	$44,931	100.0%	$46,192	100.0%
Gross profit	14,565	29.6	12,725	28.3	12,993	28.1
Selling, general and administrative expense	6,471	13.2	5,447	12.1	4,587	9.9
Operating profit	8,094	16.5	7,278	16.2	8,406	18.2

Fiscal 2004 Compared to Fiscal 2003

Sales for the Aftermarket segment increased $4.3 million or 9.5% in 2004 compared to 2003. The increase was the result of increased sales of friction plates, principally to foreign customers, and an increase in newer product lines such as gaskets and solenoids.

Gross profit increased $1.8 million or 14.5% year over year. As a percentage of sales, gross profit increased to 29.6% compared to 28.3% in the prior year. The increase in gross profit is driven by increased sales volume, most notably higher margin friction plates. The segment was negatively impacted by an increase in coil steel, a key raw material. A portion of the impact of the increased raw material cost was recovered through increased sales prices. We expect that the increased price of steel will continue to negatively impact profitability in 2005.

SG&A expense increased $1.0 million or 18.8% in 2004 compared to 2003. The increase in SG&A was driven by increased medical, incentive compensation and distribution costs.

As a result of the foregoing, operating profit increased $.8 million or 11.2% for the 2004 fiscal year compared to the 2003 fiscal year.

Fiscal 2003 Compared to Fiscal 2002

Sales for the Aftermarket segment decreased $1.3 million or 2.7% in 2003 compared to 2002. The decrease was driven by reduced demand for aftermarket parts as a result of longer lasting OEM parts. The decrease was most notable in sales for assembled kits for transmission rebuilding which decreased $1.5 million from 2002 levels.

The decrease in gross profit of $.3 million or 2.1% in 2003 compared to the prior year is due to the lower sales volume. Gross profit as a percent of sales increased slightly in 2003 compared to 2002.

SG&A expense increased $.9 million or 18.7% in 2003 compared to 2002. The increase in SG&A is principally due to an additional provision for accounts receivable.

As a result of the above, operating profit decreased $1.1 million or 13.4% in 2003 compared to 2002.

Liquidity, Capital Resources and Future Liquidity

The Company's cash and cash equivalents at January 2, 2005 totaled $13.6 million compared to $16.4 million at December 28, 2003, a decrease of $2.8 million. Capital expenditures for the year were $6.7 million, a reduction of $2.3 million compared with the capital spending for the prior year. Net cash provided by operating activities was $.1 million compared to cash provided by operating activities of $5.5 million in the prior year period. Cash outflows for operating assets and liabilities were $15.0 million during 2004. Significant cash flows relating to operating assets and liabilities were a $2.6 million increase in trade accounts receivable, a $8.3 million increase in inventories, a $5.5 million cash payment for pension funding, partially offset by an increase in accruals, most notably severance and incentive compensation.

Cash and cash available under existing lines of credit at January 2, 2005 were $19.7 million compared to $27.0 million at year-end 2003, a decrease in cash and available lines of credit of $7.3 million.

The total borrowings at January 2, 2005 of $26.7 million compares to total borrowings of $22.4 million at year-end 2003, an increase of $4.3 million period-over-period. The available lines of credit at January 2, 2005 of $6.1 million compares to $10.6 million at year-end 2003, a decrease in availability of $4.5 million. Full details of the Company’s debt are contained in Note 8 - Debt to the Consolidated Financial Statements.

As a result of the recognition of the costs associated with the closure of the Sterling Heights, Michigan manufacturing facility, the Company requested and obtained a waiver of a fixed charge coverage ratio contained in one of its domestic bank agreements.

On March 21, 2005 the Company, through, its majority owned subsidiary, APC, purchased shares of APC owned by Raymark in exchange for a ten-year unsecured promissory note of $7.2 million which increased the Company’s indirect ownership of APC from approximately 57% of its outstanding common stock to approximately 96% of its outstanding common stock. In connection with this transaction the Company requested and obtained a waiver of the negative covenant restricting the repurchase or acquisition of the borrowers' capital stock contained in one of its domestic bank agreements during the fourth quarter of 2004.

Subsequent to the end of 2004, but prior to the filing of this report, the Company amended its domestic debt agreements. The primary purpose of the amendments was the modification of the debt covenant calculations to provide the Company greater flexibility to manage its cash resources and certain one-time costs that will be incurred during 2005 related to the plant closures announced during 2004. Additionally, the amendment to the Domestic Wet Friction loan and security agreement provides for a remedy of future non-compliance with the quarterly debt covenants, by an irrevocable cash contribution by the parent. In April 2005, the parent made an irrevocable cash contribution of $1.0 million to RPC, a borrower, to remedy the debt covenant non-compliance occurring at the end of the first quarter of 2005. The parent may be required to make additional cash contributions in the future in the event of any further non-compliance of the borrowers. The amendments are discussed in Note 8 - Debt to the Consolidated Financial Statements.

Refer to the Notes 8 - Debt and 15 - Commitments to the Consolidated Financial Statements for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

The Company's potential obligations regarding environmental remediation are explained fully in Note 9 - Litigation to the Consolidated Financial Statements.

The Company assumed the liability for the Raymark pension plans as part of the reorganization. Funding for the plans in 2004 was $4.6 million. Funding for these plans in 2005 is expected to be approximately $1.3 million.

Certain tax issues are discussed in Note 11 - Income Taxes to the Consolidated Financial Statements, which provides detail concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

The Company incurred costs associated with the retirement of its President and Chief Executive Officer during the second quarter and the reorganization of its domestic management team during the third quarter of 2004. The total cost associated with these items is approximately $1.4 million of which $.8 million was paid during 2004, with the balance to be paid during 2005.

The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of certain facilities. The Company estimates that the total cash outflows related to these closures to be approximately $5.5 million, of which we expect to expend $4.6 million during 2005 and the remaining balance will be spent during 2006 and 2007. The expenses related to these closures as more fully explained in Note 3 - Restructuring Costs to the Consolidated Financial Statements.

During 2004, we reached terms with certain major customers on revised sales contract provisions that will enable us to close our manufacturing plant in Sterling Heights, Michigan. The new sales contract provisions require the Company, in certain instances, to build up inventory levels to facilitate the transition to a new vendor or to another manufacturing location within the Company. As a result, we expect our inventory levels to increase through September 2005 by as much as $3.5 million. During the fourth quarter of 2005, we expect this trend will reverse and inventory levels will begin to decrease. We currently expect that the amount of inventory related to the build up will be less than $2.0 million at year end 2005.

During 2004, we began a third expansion of our operations in China. When completed, the new facility in China will increase our capacity, positioning us to take advantage of the growing market in China and increase our exports from China. The expected cost of the expansion project in China is $1.9 million, with $.9 million expended during 2004 and the remainder of these expenditures to be incurred before the end of 2005.

Management believes that existing cash balances, the Company’s lending facilities and cash flow from operations will be sufficient to meet all of the Company’s obligations arising in the normal course of business, the anticipated non-operating requirements discussed above and anticipated capital investments over the next year. However, the ability of the Company to utilize its lending facilities is dependent on the Company’s ability to meet its financial forecasts, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include modest revenue growth in all three operating segments as well as certain cost-saving initiatives, partially offset by certain cost increases and inflation assumptions. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company’s indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend its credit facilities, undertake certain actions to generate cash and/or to seek additional alternative financing from other lenders.

Contractual Obligations

Securities and Exchange Commission regulations require that we present our contractual obligations, and we have done so in the table that follows. However, our future cash flow prospects cannot reasonably be assessed based on such obligations. The most significant factor affecting our future cash flows is our ability to earn and collect cash from customers. Future cash outflows, whether they are contractual obligations or not, will vary based on our future needs. While some such outflows are completely fixed (for example, commitments to repay principal and interest on fixed-rate borrowings) most depend on future events (for example, supply agreements to purchase commodity raw materials at quantities to be determined in the future at then-market prices). Further, normal operations involve significant expenditures that are not based on “commitments,” for example, expenditures for income taxes or for payroll.

As defined by reporting regulations, our consolidated contractual obligations as of January 2, 2005, follow:
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
			(in thousands)
Long-term debt (a)	$26,490	$15,169	$6,146	$3,831	$1,344
Capital lease obligations (b)	206	111	95	—	—
Operating leases (c)	4,909	1,051	1,193	415	2,250
Purchase obligations (d)	1,104	1,104	—	—	—
Other liabilities (e)
Pension (f)	2,248	2,248	—	—	—
Postretirement (g)	918	918	—	—	—
Environmental (h)	5,975	500	5,475	—	—
Severance (i)	4,009	3,084	925	—	—
Total	$45,859	$24,185	$13,834	$4,246	$3,594

(a)
Bank debt, see Note 8 - Debt to the Consolidated Financial Statements. The Company has not included interest expense in the amounts presented because it is not practical to do so. The majority of the outstanding debt at January 2, 2005, relates to the Company’s revolving debt facility and other variable rate instruments. The expense in future years will be dependent upon the amounts borrowed against under the revolving debt facility and the rates incurred on the variable rate instruments which cannot be accurately estimated at this time.

(b)	Capital lease obligations - see Note 8 - Debt to the Consolidated Financial Statements.
(c)	Future minimum lease payments under operating leases, principally for office and warehouse space.
(d)
Generally, the Company does not have any material purchase obligations. Contracts for the purchase of materials are binding with regard to price but not quantity. At January 2, 2005, the Company had firm contracts related to the expansion of its operations in China of $.9 million and firm material purchase orders of $.2 million.

(e)
Because their future outflows are uncertain, the following non-current liabilities are excluded from the table above: pension obligation, postretirement benefits, deferred income taxes and the deferred payable to the PI Trust.

(f)
Represents the Company’s estimated 2005 contribution to fund its pension plans. The pension plans are described in Note 14 - Employee Benefits to the Consolidated Financial Statements. The Company has not presented pension contribution amounts for the periods beyond 2005 because the timing of these payments cannot be accurately estimated at this time. The Company’s long-term pension obligation at January 2, 2005 is $14.2 million.

(g)
Represents the current portion of the Company’s postretirement obligation. The postretirement plan is described in Note 14 - Employee Benefits to the Consolidated Financial Statements. The Company has not presented the long-term portion of its post retirement obligation of $16.8 million at January 2, 2005. The timing of these payments cannot be accurately estimated.

(h)	Represents the Company’s current estimate of costs to satisfy potential environmental fines, studies and remediation.
(i)	Represents severance related to the Company’s 2004 restructure programs. See Note 3 - Restructuring Costs to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

 In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest extension granted by the Securities and Exchange Commission. Raytech is a non-accelerated filer and therefore does not have to comply with section 404 of the act until 2006.

In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003." This statement requires the Company to disclose the effects of the Act and to assess the impact of the subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the first interim or annual period beginning after June 15, 2004. The Company has not reflected any amount associated with the subsidy in our accumulated postretirement obligation as we do not believe the benefits provided by our plan qualify for the subsidy.

In November 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. Management does not expect the adoption of SFAS No. 151 to have a significant impact on the Company’s consolidated financial statements.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”. SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. The effective date of SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company will adopt SFAS No. 153 in 2005 and does not expect it to have a significant impact on the Company’s consolidated financial statements.

In December, 2004 the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have any impact on the Company’s Consolidated Financial Statements.

 In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, we do not believe that it will have any impact on the Company’s Consolidated Financial Statements.

During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some to the implementation challenges of SFAS No 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS No. 123 (revised 2004) during 2005.

Critical Accounting Estimates

The Company’s significant accounting policies are detailed in Note 1 to the Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of Raytech Corporation and its subsidiaries. The investment by third parties in APC is accounted for as minority interest in the Consolidated Financial Statements. There are no unconsolidated entities. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent assets and liabilities and the reported revenue and expenses made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include inventory, receivable and environmental reserves; depreciable lives of property, plant and equipment and intangible assets; the accruals for pension and other postretirement and postemployment benefits; and the recoverable value of deferred tax assets and the carrying value of goodwill and other intangible assets.

The most significant areas involving management’s judgment are described below.

•
Pension benefits and welfare benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments, significant estimates are required to calculate pension and welfare benefit expenses and liabilities related to the Company’s plans. The Company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in actuarial models to calculate pension expense and welfare benefit expense and liability amounts recorded in the financial statements. Management believes the three most significant variables in the pension models are the expected long-term rate of return on plan assets, the discount rate, and the expected rate of compensation increase. Management believes the most significant assumptions in the welfare benefit model are the healthcare cost trend rate and the discount rate. The actuarial models also use assumptions for various other factors, including employee turnover, retirement age, and mortality. Company management believes the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate. The Company sponsors both defined benefit plans and defined contribution plans for certain groups of employees. The Company also provides a postretirement benefit plan for certain groups of employees. In addition, the court ordered that the Company was liable for the maintenance and funding of the underfunded pension plan obligations of the Raymark Industries, Inc. Retirement Plan for Hourly Paid Employees and the Retirement Plan for Hourly Paid Employees of Raymark Industries, Inc. Marshville Plant (the “Raymark Plans”). The Company, based on the court’s order, assumed the role of plan sponsor of the Raymark Plans upon the emergence from bankruptcy in the fall of 2001.

•
At January 2, 2005, the Company had goodwill and other intangibles of $28.6 million, which were recorded as a result of the fresh-start accounting process in 2001. Management reviews goodwill and indefinite-lived intangibles for impairment annually or when events or circumstances indicate that their value may have declined. Definite- lived intangible assets, including unpatented technology and distribution base, are reviewed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. In order to evaluate impairment, assumptions about the future condition and operations of the reporting unit to which the goodwill relates are made. Using assumptions, management determines, with the assistance of other professionals, whether an impairment charge is required to reduce goodwill and other intangible assets to their estimated fair value. In the case of long-lived tangible and definite-lived intangible assets, if the undiscounted future cash flows related to the long lived assets are less than the assets’ carrying value, a similar impairment charge would be recorded. Management believes that the assumptions made to evaluate goodwill, other intangibles and tangible long-lived assets impairment are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could result in impairment charges in future periods that may be material.

•
The assessment of the amount of the Company’s deferred income tax assets that will be realizable requires the use of significant judgments and estimates. In making its assessment, the Company evaluates all relevant evidence, including current industry dynamics within which the Company operates, to determine if it would be able to realize all or a part of its deferred income tax assets in the future. Should the Company determine that it would not be able to realize certain of its deferred income tax assets, a valuation allowance is provided in the period such a determination is made.

•
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated or if an amount is likely to fall within a range and no amount within the range can be determined to be the better estimate, the minimum amount of the range is recorded. Remediation obligations are not recorded on a discounted basis. Reimbursements from insurance carriers relating to environmental matters are not recorded until it is probable that such recoveries will be realized. The accrual for environmental matters is discussed in Item 3. Legal Proceedings.

•
The Company provides certain warranties relating to the quality and performance of its products. The primary product of the Company, friction plates, is used in manual and automatic transmissions, transfer cases and wet wheel brake systems for heavy-duty equipment. The Company maintains product liability insurance that covers personal injuries and property damage alleged to have been caused by defective products. The Company also has insurance to cover the costs of product recalls arising from its German and Chinese operations. However, the Company currently carries only limited insurance for product recall costs in the United States, and none in the United Kingdom, as management believes such insurance to be cost prohibitive given the Company’s warranty experience. Warranty claims have historically been insignificant due to the quality of the Company’s products and the possibility that other parts in the systems or their interactions may contribute to any system failure. The costs in 2004 related to product warranty were de minimis. Some sales contracts with customers provide that the Company will indemnify the customer and its affiliates against certain specified patent, copyright and trade secret infringement claims of third parties that are based on the use or sale of the Company’s components. There have been no significant claims to date.

•
Inventories are stated at lower of cost or market with cost determined by using the first in, first out (“FIFO”) method. Costs included in inventory consist of materials, labor and manufacturing overhead, which are related to the purchase and production of inventories. The allocation of labor and overhead costs to the items in inventory requires management to make certain assumptions and estimates regarding both the production process and the costs incurred. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as for inventory whose carrying value is in excess of its net realizable value. The determination of inventory allowances requires that management make certain assumptions and estimates regarding both the future demand and selling price of the products. Management believes that the assumptions and estimates used in the inventory valuation process are reasonable based on our understanding of our business and the industry in which we operate.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

We maintain lines of credit with United States and foreign banks, as well as other creditors detailed in Note 8 -Debt to the Consolidated Financial Statements. We are naturally exposed to various interest rate risk and foreign currency risk in the normal course of business.

Management does not anticipate a significant change in any of its borrowing markets in 2005 given current economic conditions. We strive to manage working capital levels to support business needs while minimizing borrowings. Further, we can reduce the short-term impact of interest rate fluctuations through deferral of certain capital investment should the need arise.

The Company maintains borrowings in both fixed rate and variable rate debt instruments. The fixed rate debt at January 2, 2005 of $5.8 million had rates of interest that ranged from 2.5% to 6.2%. The variable rate debt at January 2, 2005 of $20.7 million had rates of interest that ranged from 4.1% to 5.8%. The variable debt reprices either at prime rate or the Eurodollar rate. We have not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure in the short-term that could be created by increases in rates is not considered significant by management. A 100 basis point increase in annual interest rates, applied to the Company’s variable rate borrowings at January 2, 2005, would result in an increase in interest expense and a corresponding reduction in cash flow of approximately $60 thousand.

The local currencies of our foreign subsidiaries have been designated as their functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, historical exchange rates for elements of stockholders’ equity, and an average exchange rate in effect during the year for revenues and expenses. Where possible, we attempt to mitigate foreign currency translation effects by borrowing in local currencies to fund operations. We do not believe that the fluctuations in foreign currency will have a material adverse effect on our overall consolidated financial statements. Additionally, we do not enter into agreements to manage any currency transaction risks.

RAYTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Net sales	$227,313	$205,865	$209,866
Cost of sales	186,378	179,739	173,095
Gross profit	40,935	26,126	36,771
Selling, general and administrative expenses	39,014	34,795	32,331
Restructuring expenses	3,412	—	—
Impairment charge
Goodwill	—	28,855	—
Other intangible assets	—	8,915	—
Long-lived assets	1,560	11,034	—
Operating (loss) profit	(3,051)	(57,473)	4,440
Interest expense	(1,231)	(1,061)	(903)
Currency transaction loss	(502)	(32)	(352)
Reduction of payable to PI Trust	6,071	27,743	—
Other (expense) income, net	(1,510)	(984)	529
(Loss) income before environmental claims, income taxes and minority interest	(223)	(31,807)	3,714
Environmental claims	—	7,262	5,400
(Loss) Income before income taxes and minority interest	(223)	(39,069)	(1,686)
Income taxes	1,895	26,745	84
Loss before minority interest	(2,118)	(65,814)	(1,770)
Minority interest	632	629	1,055
Net loss	$(2,750)	$(66,443)	$(2,825)
Basic and diluted loss per share	$(.07)	$(1.59)	$(.07)

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	January 2,	December 28,
	2005	2003
ASSETS
Current assets
Cash and cash equivalents	$13,620	$16,413
Restricted cash	5,548	4,872
Trade accounts receivable, less allowance
of $1,462 in 2004 and $1,250 in 2003	27,506	24,739
Inventories, net	39,582	30,877
Income taxes receivable	1,333	1,085
Deferred income taxes	3,854	3,618
Other current assets	3,009	2,152
Total current assets	94,452	83,756
Property, plant and equipment	126,118	126,059
Accumulated depreciation	(46,113)	(36,824)
Net property, plant and equipment	80,005	89,235
Goodwill	5,912	5,912
Other intangible assets, net	22,731	24,652
Other assets	2,586	2,469
Total assets	$205,686	$206,024

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$15,280	$8,092
Current portion of pension obligation	2,248	5,190
Accounts payable	15,068	14,609
Accrued liabilities	23,810	26,636
Payable to the PI Trust	4,393	3,815
Total current liabilities	60,799	58,342
Long-term debt	11,416	14,354
Pension obligation	14,175	13,453
Postretirement benefits other than pension	16,834	15,103
Deferred payable to the PI Trust	4,627	11,887
Deferred income taxes	7,591	6,881
Other long-term liabilities	7,044	706
Total liabilities	122,486	120,726
Commitments and contingencies
Minority interest	10,020	9,388
Shareholders' equity
Capital stock
Cumulative preferred stock, no par value;
5,000,000 shares authorized; none issued and
outstanding	—	—
Common stock, par value $1.00; 50,000,000 shares
authorized; 41,737,306 shares issued and
outstanding	41,737	41,737
Additional paid-in capital	117,574	117,574
Accumulated deficit	(77,595)	(74,845)
Accumulated other comprehensive loss	(8,536)	(8,556)
Total shareholders' equity	73,180	75,910
Total liabilities and shareholders' equity	$205,686	$206,024

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Cash flows from operating activities:
Net loss	$(2,750)	$(66,443)	$(2,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,188	18,335	17,171
Deferred income tax provision (benefit)	608	27,701	(2,068)
Impairment charge	1,560	48,804	—
Reduction of payable to PI Trust	(6,071)	(27,743)	—
Restructuring charges	3,412	—	—
Minority interest	632	629	1,055
Loss on disposal of equipment	1,011	1,443	91
Other non-cash items	572	(355)	267
Changes in operating assets and liabilities:
Trade accounts receivable	(2,565)	2,680	(3,218)
Inventories	(8,253)	4,160	(1,720)
Income tax receivable	(248)	3,708	33,084
Other current assets	(828)	601	92
Other assets	(115)	397	(1,362)
Accounts payable	300	(823)	1,524
Accrued liabilities	(3,567)	(1,600)	5,428
Payable to the PI Trust	578	(3,704)	(32,487)
Other long term liabilities	(347)	(2,301)	(5,444)
Net cash provided by operating activities	117	5,489	9,588
Cash flows from investing activities:
Capital expenditures	(6,668)	(8,968)	(9,648)
Proceeds on sales of property, plant and equipment	133	123	125
Restricted cash	(676)	(2,845)	3,369
Net cash used by investing activities	(7,211)	(11,690)	(6,154)
Cash flows from financing activities:
Net borrowings (payments) on short-term notes	7,043	(6,749)	2,579
Principal payments on long-term debt	(3,111)	(2,902)	(1,547)
Proceeds from long-term borrowings	—	11,709	240
Proceeds from the exercise of stock options	—	152	540
Net cash provided by financing activities	3,932	2,210	1,812
Effect of exchange rate changes on cash	369	421	274
Net change in cash and cash equivalents	(2,793)	(3,570)	5,520
Cash and cash equivalents at beginning of year	16,413	19,983	14,463
Cash and cash equivalents at end of year	$13,620	$16,413	$19,983

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

				Accumulated
		Additional		Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit	(Loss) Income	Total
Balance December 30, 2001	$41,528	$116,843	$(5,577)	$(8,711)	$144,083
Comprehensive (loss) income:
Net loss	—	—	(2,825)	—	(2,825)
Other comprehensive income	—	—	—	64	64
Total comprehensive (loss) income					(2,761)
Stock options exercised	173	367	—	—	540
Tax benefits associated with stock options	—	248	—	—	248
Balance December 29, 2002	41,701	117,458	(8,402)	(8,647)	142,110
Comprehensive (loss) income:
Net loss	—	—	(66,443)	—	(66,443)
Other comprehensive income	—	—	—	91	91
Total comprehensive
(loss) income					(66,352)
Stock options exercised	36	116	—	—	152
Balance December 28, 2003	41,737	117,574	(74,845)	(8,556)	75,910
Comprehensive loss:
Net loss	—	—	(2,750)	—	(2,750)
Other comprehensive loss	—	—	—	20	20
Total comprehensive loss					(2,730)
Balance January 2, 2005	$41,737	$117,574	$(77,595)	$(8,536)	$73,180

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Introduction

Raytech Corporation (“Raytech” or the ”Company) manufactures and distributes engineered products for heat resistant, inertia control, energy absorption and transmission applications. The Company’s operations are categorized into three business segments: Domestic Wet Friction, International and Aftermarket. These segments are more fully described in Note 10 - Segment Reporting. Demand for the Company’s products is derived primarily from the automotive original equipment markets for both manual and automatic transmissions, the original equipment markets for agriculture, construction and mining equipment and the aftermarket for primarily automatic transmission products. All of these markets are highly competitive and can be highly influenced by prevailing economic conditions. Unless the context indicates otherwise, all references herein to us, we, Raytech or the Company include the Company and its subsidiaries

Raytech was incorporated in June 1986 in Delaware as a subsidiary of Raymark Corporation (which, with its subsidiary Raymark Insustries, Inc., is collectively referred to in this report as "Raymark"). In October 1986, Raytech became the publicly traded holding company of Raymark stock through a restructuring plan whereby each share of common stock of Raymark was automatically converted into one share of Raytech common stock. In 1988, Raytech divested the Raymark subsidiary. In accordance with the restructuring plan, Raytech, through its subsidiaries, purchased certain non-asbestos businesses of Raymark. Despite the divestiture of Raymark, Raytech was named a co-defendant with Raymark and other named defendants in numerous asbestos-related lawsuits as a successor in liability to Raymark. In order to stay the litigation, on March 10, 1989, Raytech filed a petition seeking relief under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court, District of Connecticut. In April 2001, Raytech emerged from protection of the Bankruptcy Court under a plan of reorganization. Under the plan of reorganization certain asbestos personal injury claims and certain environmental claims were discharged in exchange for cash and equity of 37,058,900 shares, representing 89.2% of the Company's outstanding common stock at that time. A channeling injunction was ordered by the Bankruptcy Court that will permanently and forever stay, enjoin and restrain any asbestos-related claims against the Company and its subsidiaries. Under the Bankruptcy Code, the Raytech Asbestos Personal Injury Settlement Trust ("PI Trust") was established and all future asbestos related claims are to be channeled to the PI Trust for resolution. Additionally, any and all future refunds of taxes, realized by the Company and resulting from the implementation of the plan of reorganization, will inure to the benefit of the PI Trust.

Note 1 - Summary of Significant Accounting Policies

The Company’s accounting policies are detailed below. The consolidated financial statements include the accounts of Raytech Corporation and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The investment by third parties in Allomatic Products Company (“APC”) is accounted for as minority interest in the consolidated financial statements. There are no unconsolidated entities. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosures of contingent assets and liabilities and the reported revenue and expenses made in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates include asset valuation allowances for inventory and accounts receivable, accruals for environmental matters; useful lives of plant and equipment and intangible assets; accruals for pension and other postretirement and postemployment benefits; the valuation allowance for deferred income tax assets and the fair value of goodwill and other intangible assets.

•     Significant areas involving management’s judgment are described below.

Pension benefits and welfare benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments, significant estimates are required to calculate pension and welfare benefit expenses and liabilities related to the Company’s plans. The Company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in actuarial models to calculate pension expense and welfare benefit expense and liability amounts recorded in the financial statements. Management believes the three most significant variables in the pension models are the expected long-term rate of return on plan assets, the discount rate, and the expected rate of compensation increase. Management believes the most significant assumptions in the welfare benefit model are the healthcare cost trend rate and the discount rate. The actuarial models also use assumptions for various other factors, including employee turnover, retirement age, and mortality. Company management believes the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate. The Company sponsors both defined benefit plans and defined contribution plans for certain groups of employees. The Company also provides a postretirement benefit plan for certain groups of employees. In addition, the court ordered that the Company was liable for the maintenance and funding of the underfunded pension plan obligations of the Raymark Industries, Inc. Retirement Plan for Hourly Paid Employees and the Retirement Plan for Hourly Paid Employees of Raymark Industries, Inc. Marshville Plant (the “Raymark Plans”). The Company, based on the court’s order, assumed the role of plan sponsor of the Raymark Plans upon the emergence from bankruptcy in 2001.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 1 - Summary of Significant Accounting Policies (Continued)

At January 2, 2005, the Company had goodwill and other intangibles of $28.6 million, which were recorded as a result of the fresh-start accounting process in 2001. Management reviews goodwill and indefinite lived intangibles for impairment annually or when events or circumstances indicate that its value may have declined. In order to evaluate impairment assumptions, the Company develops a set of financial projections. Based on these financial projections, the Company, with the assistance of a financial advisor, using various valuation methods determines whether an impairment charge is required to reduce goodwill and other intangible assets to their estimated fair value. In the case of long-lived tangible assets, if the undiscounted cash flows related to the long-lived assets are less than the assets’ carrying value, a similar impairment charge would be recorded. Management believes that the assumptions made to evaluate the impairment of goodwill and other intangibles are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could result in impairment charges in future periods that may be material.

The assessment of the amount of the Company’s deferred income tax assets that will be realizable requires the use of significant judgments and estimates. In making its assessment, the Company evaluates all relevant evidence, including current industry dynamics within which the Company operates, to determine if it would be able to realize all or a part of its deferred income tax assets in the future. Should the Company determine that it would not be able to realize certain of its deferred income tax assets, a valuation allowance is provided in the period such a determination is made.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated or if an amount is likely to fall within a range and no amount within the range can be determined to be the better estimate, the minimum amount of the range is recorded. Environmental remediation obligations are not recorded on a discounted basis. Recoveries from insurance carriers relating to environmental matters are not recorded until it is probable that such recoveries will be realized.

The Company provides certain warranties relating to the quality and performance of its products. The primary product of the Company, friction plates, is used in manual and automatic transmissions, transfer cases and wet wheel brake systems for heavy duty equipment. The Company maintains product liability insurance that covers personal injuries and property damage alleged to have been caused by defective products. The Company also has insurance to cover the costs of product recalls arising from its German and Chinese operations. However, the Company currently carries only limited insurance for product recall costs in the United States, and none in the United Kingdom, as management believes such insurance to be cost prohibitive given the Company’s warranty experience. Warranty claims have historically been insignificant due to the quality of the Company’s products and the possibility that other parts in the systems or their interactions may contribute to any system failure. The costs in 2004 related to product warranty have been de minimis. Some sales contracts with customers provide that the Company will indemnify the customer and its affiliates against certain specified patent, copyright and trade secret infringement claims of third parties that are based on the use or sale of the Company components. There have been no significant claims to date.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 1 - Summary of Significant Accounting Policies (Continued)

•     Fiscal Year

The Company’s fiscal year is a 52-53-week period ending on the Sunday closest to December 31st. Fiscal 2004 included 53 weeks, fiscal 2003 and fiscal 2002 included 52 weeks.

•     Fresh Start Accounting

The Company adopted fresh-start reporting as described in the AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reoganization Under Bankruptcy Code.” SOP 90-7 requires that any change in accounting principles that will be required within the twelve months following the adoption of fresh-start reporting should be adopted at that time. Accordingly, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on April 2, 2001.

•     Cash Equivalents

Cash equivalents, consisting of certificates of deposit with maturities of three months or less when purchased, are stated at cost plus interest earned, which approximates fair value.

•     Inventories

Inventories are stated at lower of cost or market with cost determined by using the first in, first out (“FIFO”) method. Costs included in inventory consist of materials, labor and manufacturing overhead, which are related to the purchase and production of inventories. The allocation of labor and overhead costs to the items in inventory requires management to make certain assumptions and estimates regarding both the production process and the costs incurred. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as for inventory whose carrying value is in excess of its net realizable value. The determination of inventory allowances requires that management make certain assumptions and estimates regarding both the future demand and selling price of the products. Management believes that the assumptions and estimates used in the inventory valuation process are reasonable based on our understanding of our business and the industry in which we operate.

•     Property, Plant and Equipment

On April 2, 2001, upon emergence from bankruptcy, property, plant and equipment was recorded based on their fair values determined by independent appraisals. Additions subsequent to April 2, 2001 have been recorded at cost. Depreciation is based on the estimated service life of the related asset and is provided using the straight line method. Maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Interest is capitalized on major capital expenditures during the period of construction and to the date such asset is placed in service or available for service. Upon disposal of property, plant and equipment, the appropriate accounts are reduced by the related costs and accumulated depreciation. The resulting gains or losses are reflected in the Consolidated Statements of Operations.

Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future cash flows produced by an asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if an impairment exists pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 1 - Summary of Significant Accounting Policies (Continued)

•     Intangible Assets

Intangible assets consist primarily of goodwill, trademarks, unpatented technology and distribution base. Effective with the period beginning April 3, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this standard, goodwill and trademarks have been classified as indefinite-lived assets no longer subject to amortization. Prior to the adoption of SFAS No. 142 intangible assets with an indefinite life were amortized on a straight line basis over a period of not more than 40 years. Unpatented technology and distribution base are classified as definite-lived assets and are being amortized on a straight line basis with estimated lives ranging from 6 to 20 years. Indefinite-lived intangible assets are tested for impairment annually or more frequently when events or circumstances indicate that the carrying amount may be impaired. The unpatented technology and distribution base are reviewed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. Impairment testing is done at the reporting unit level for goodwill. Reporting units are one level below the operating segment level but can be combined when reporting units within the same operating segment have similar economic characteristics. A goodwill impairment loss would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of the reporting unit is determined using a future discounted cash flow analysis.

•     Income Taxes

The Company uses the liability method in accounting for income taxes. Deferred income tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the net carrying amounts of deferred income tax assets to an amount more likely than not that such assets will be realized.

The Company has not provided for deferred U.S. income taxes on the undistributed earnings of its foreign subsidiaries since a taxable distribution of those earnings is not anticipated. In addition, deferred U.S. income taxes have not been provided on the cumulative translation adjustment component of accumulated other comprehensive loss in shareholders’ equity due to management’s decision to permanently reinvest those earnings. Further, the Company has not provided for deferred U.S. income taxes on the undistributed earnings of APC, its majority-owned subsidiary, since management expects that these earnings will be distributed to the Company in a tax-free transaction. Pursuant to the Tax Benefits Assignment and Assumption Agreement, all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received.

•     Loss Per Share

Basic and diluted losses per common share amounts are computed based on the weighted average number of common shares outstanding during the year. All potentially dilutive securities are anti-dilutive for the periods presented due to the losses incurred by the Company during those periods.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 1 - Summary of Significant Accounting Policies (Continued)

•     Translation of Foreign Currencies

The local currency is the functional currency for the Company’s foreign subsidiaries. The financial statements of foreign subsidiaries are translated to U.S. dollars using the period-end exchange rate for assets and liabilities, historical exchange rates for elements of stockholders’ equity and an average exchange rate for each period for revenues and expenses. The effects of translating the Company's foreign subsidiaries' financial statements are recorded as a component of accumulated other comprehensive loss in shareholders' equity. Gains and losses on intercompany foreign currency transactions that are of a long-term investment nature are reported as translation adjustments as a component of accumulated other comprehensive loss in shareholders’ equity. All other foreign currency transaction gains and losses are included in operations.

•     Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment to the customer when ownership and risk of loss has been transferred. Substantially all of the Company’s revenues are derived from fixed price purchase orders. Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized. The Company establishes an allowance for doubtful accounts based on historical experience and believes that collections of revenues, net of the allowance for doubtful accounts, is reasonably assured.

The Company produces goods for its customers based on a purchase order system, and in certain instances using longer term contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product’s cost exceeds the selling price, an accrual is provided for the expected loss on goods in inventory and customer purchase orders received by the balance sheet date. The Company has not recorded an estimate of the loss over the term of these contracts since the quantity and mix of parts is not known and future production costs will be impacted by, among other things, changes in economic conditions and management’s actions, including expected cost savings initiatives.

When the Company receives an incentive to enter into an agreement with a customer, the revenue attributed to the incentive is recognized over the term of the agreement or the life of the specific relationship with the customer.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 1 - Summary of Significant Accounting Policies (Continued)

•     Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25. As such, no compensation cost is recognized for stock options granted with an exercise price equal to the fair market value of the underlying stock as of the grant date. Had compensation costs of stock options been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company would have been required to recognize compensation cost based on the fair value of the options granted. Required pro forma information applying a fair value method to all awards, is presented in the table below.

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Net loss:
As reported	$(2,750)	$(66,443)	$(2,825)
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of
related tax effects	(1,353)	(2,232)	—
Pro forma	$(4,103)	$(68,675)	$(2,825)
Basic and diluted loss per share:
As reported	$(.07)	$(1.59)	$(.07)
Pro forma	$(.10)	$(1.65)	$(.07)

During the first quarter of fiscal 2003, the Company granted options for 1,601,000 shares of common stock with an exercise price of $5.70 per share. The fair value of these options was estimated at $3.22 per common share on the date of grant, using the Black-Scholes option pricing model and the following assumptions: expected volatility of 56.70%, dividend yield of 0.00%, risk free interest rate of 3.60% and an expected life of the options of six years. During the second quarter of fiscal 2003, the Company granted options for 1,172,000 shares of common stock with an exercise price of $5.70 per share. The fair value of these options was estimated at $2.05 per common share on the date of grant, using the Black-Scholes option pricing model and the following assumptions: expected volatility of 62.30%, dividend yield of 0.00%, risk free interest rate of 2.84% and an expected life of the options of six years. All options, granted to date, vest over a four year period.

There were no options granted during 2004. There was no pro forma impact on net loss for the fiscal year 2002 because options outstanding during that year were fully vested in fiscal 1999.

•     Restructuring Charges

The Company has implemented a restructuring program during 2004. The expenses related to the restructuring programs have been recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when incurred. The Company accounts for one-time benefit arrangements under the provisions of SFAS No. 146, which require that the expense be recognized when the plan has been communicated to employees if employees are not required to render service until they are terminated in order to receive termination benefits or ratably over the future service period if employees are required to render service until they are terminated in order to receive termination benefits. The Company accounts for ongoing benefit arrangements under SFAS No. 112, “Employers Accounting for Postemployment Benefits”, which requires that a liability be recognized when the costs are probable and reasonably estimable. The Company also considered the contractual termination benefits guidance in SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 1 - Summary of Significant Accounting Policies (Continued)

•     Property Taxes

The Company recognizes property tax expense based on the most current information available, including actual taxes paid in the most current year, coupled with information which would impact the expected tax rate and property valuations. In instances where uncertainty exists as to the estimated amount of taxes, the Company’s best judgment is used considering all information known at the time.

•     Reclassification

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

•     Recently Issued Accounting Pronouncements

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest extension granted by the Securities and Exchange Commission. Raytech is a non-accelerated filer and therefore does not have to comply with section 404 of the act until 2006.

In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003." This statement requires the Company to disclose the effects of the Act and to assess the impact of the subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the first interim or annual period beginning after June 15, 2004. The Company has not reflected any amount associated with the subsidy in our accumulated postretirement obligation as we do not believe the benefits provided by our plan qualify for the subsidy.

In November 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. Management does not expect the adoption of SFAS No. 151 to have a significant impact on the Company’s financial statements.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”. SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. The effective date of SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company will adopt SFAS No. 153 in 2005 and does not expect it to have a significant impact on the Company’s consolidated financial statements.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 1 - Summary of Significant Accounting Policies (Continued)

•     Recently Issued Accounting Pronouncements (Continued)

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized, as compensation costs, in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have any impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, we do not believe that it will have any impact on the Company’s consolidated financial statements.

During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some to the implementation challenges of SFAS No 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS No. 123 (revised 2004).

Note 2 - Liquidity

 2004 represented our third full year of operation since emergence from bankruptcy. Operating performance improved in 2004 compared to the prior year; however, we still incurred a net loss for the year and generated significantly less operating cash flow.

Cash and cash available under existing lines of credit at January 2, 2005 were $19.7 million compared to $27.0 million at year-end 2003, a decrease in cash and available lines of credit of $7.3 million.

As a result of the recognition of the costs associated with the closure of the Sterling Heights, Michigan manufacturing facility, the Company requested and obtained a waiver of a fixed charge coverage ratio contained in one of its domestic bank agreements.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 2 - Liquidity (Continued)

On March 21, 2005 the Company, through its majority owned subsidiary, APC, purchased common stock of APC owned by Raymark, in exchange for a ten-year unsecured promissory note of $7.2 million, which increased the Company’s indirect ownership of APC from approximately 57% of its outstanding common stock to approximately 96% of its outstanding common stock. In connection with this transaction the Company requested and obtained a waiver of the negative covenant restricting the repurchase or acquisition of the borrowers' capital stock contained in one of its domestic bank agreements during the fourth quarter of 2004.

Subsequent to the end of 2004, but prior to the filing of this report, the Company amended its domestic debt agreements. The primary purpose of the amendments was the modification of the debt covenant calculations to provide the Company greater flexibility to manage its cash resources and certain one-time costs that will be incurred during 2005 related to the plant closures announced during 2004. Additionally, the amendment to the Domestic Wet Friction loan and security agreement provides for a remedy of future non-compliance with the quarterly debt covenants, by an irrevocable cash contribution by the parent. In April 2005, the parent made an irrevocable cash contribution of $1.0 million to RPC, a borrower, to remedy the debt covenant non-compliance occurring at the end of the first quarter of 2005. The parent may be required to make additional cash contributions in the future in the event of any further non-compliance of the borrowers. The amendments are discussed in Note 8 - Debt.

The most significant factor affecting the Company’s future cash flows is its ability to generate income and collect cash from customers. The automotive parts industry is extremely competitive. Many of the Company’s customers and competitors are significantly larger than the Company. The Company’s customers are often able to demand price reductions from their suppliers including all segments of Raytech. Some of the Company’s sales are made under standard sales contracts that include price commitments for multiple years which in some cases require price reductions in future years. Specifically in the Domestic Wet Friction segment, the Company is selling certain products to certain customers at a loss under the terms of its current sales contracts. The Company has been working with certain of its customers to re-negotiate the terms of loss contracts. During the fourth quarter of 2004, we reached agreement with certain major customers on more favorable sales contract provisions. We continue to work with other customers to re-negotiate the terms of loss contracts. In addition, we are reviewing strategic alternatives to improve our cost structure.

Items that will potentially require the use of cash during the next year other than normal operating expenses include the following.

•
The Company has recorded a liability of $6.0 million for certain environmental matters more fully discussed in Note 9 - Litigation. It is not certain at this time when these funds will be expended. Management expects that approximately $.5 million will be spent during 2005 and the balance in 2006.

•
The Company assumed the liability for the pension plans of Raymark as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note 14 - Employee Benefits, are under funded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions. The expected funding for the plans in 2005 will be approximately $1.3 million.

•
The Company incurred costs associated with the retirement of its President and Chief Executive Officer during the second quarter and the restructuring of its domestic management team during the third quarter of 2004. The total cost associated with these items is approximately $1.4 million of which $.8 million was paid during 2004, with the balance to be paid during 2005.

•
The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of certain facilities and moving certain production to other facilities operated by the Company. The Company estimates that the total cash outflows related to these closures to be approximately $5.5 million, of which we expect to expend $4.6 million during 2005 and the remaining balance will be spent during 2006 and 2007. The expenses related to these closures as more fully explained in Note 3 - Restructuring Costs.

•	Certain tax issues are discussed in Note 11 - Income Taxes, which provides detail concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

•
During 2004, we reached terms with certain major customers on revised sales contract provisions that will enable us to close our manufacturing plant in Sterling Heights, Michigan. The new sales contract provisions require the Company, in certain instances, to build up inventory levels to facilitate the transition to a new vendor or to another manufacturing location within the Company. As a result, we expect our inventory levels to increase through September 2005 by as much as $3.5 million. During the fourth quarter of 2005, we expect this trend will reverse and inventory levels will begin to decrease. We currently expect that the amount of inventory related to the build up will be less than $2.0 million at year end 2005.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 2 - Liquidity (Continued)

Management believes that existing cash balances, the Company’s lending facilities and cash flow from operations will be sufficient to meet all of the Company’s obligations arising in the normal course of business, the anticipated non-operating requirements discussed above and anticipated capital investments over the next year. However, the ability of the Company to utilize its lending facilities is dependent on the Company’s ability to meet its financial forecast, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include modest revenue growth in all three operating segments as well as certain cost-saving initiatives, partially offset by some cost increases and inflation assumptions. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company’s indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend its credit facilities, undertake certain actions to generate cash and/or to seek additional alternative financing from other lenders.

Note 3 - Restructuring Costs

During 2004, the Company conducted a facilities utilization review and made the decision to close its manufacturing operations in Sterling Heights, Michigan and Liverpool, England. The closure of these facilities is expected to be completed during 2005. Additionally, during 2004, the Company began the process of relocating its corporate functions from Shelton, Connecticut to its existing manufacturing and development facilities located in Crawfordsville, Indiana. The closure of the Shelton corporate offices is expected to be completed during 2005.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs, the portion recognized in 2004 and the portion expected to be recognized in a future period:

	Expected	Recognized	To Be
	Total	During	Recognized
	Cost	2004	in the Future
Severance and termination benefits	$4,009	$3,087	$922
Lease termination costs	558	—	558
Asset impairment	1,560	1,560	—
Other	1,632	448	1,184
	$7,759	$5,095	$2,664

The table below sets forth the significant components of the restructuring charges recognized during 2004, by segment:

	Domestic
	Wet
	Friction	International	Corporate	Total
Severance and termination benefits	$1,673	$369	$1,045	$3,087
Asset impairment	—	1,560	—	1,560
Other	173	275	—	448
	$1,846	$2,204	$1,045	$5,095

The table below sets forth the activity with respect to the restructuring accrual at January 2, 2005:

	Recognized			Currency	Balance
	During	Non-cash	Cash	Translation	January
	2004	Charge	Payments	Adjustment	2, 2005
Severance and termination benefits	$3,087	$—	$—	$17	$3,104
Asset impairment	1,560	(1,560)	—	—	—
Other	448	(173)	—	—	275
	$5,095	$(1,733)	$—	$17	$3,379

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 3 - Restructuring Costs (Continued)

The employee severance and termination benefits relate to the elimination of approximately 300 employees, most of which are engaged in manufacturing activities at the Sterling Heights, Michigan and Liverpool, England facilities. The portion of the severance and termination benefits cost expected to be incurred, but not recognized during 2004, relates principally to one-time retention or vesting benefits that will be earned and recognized over the future service period of the employees. The Company anticipates that the remaining expense will be recognized during 2005 and that these amounts will be paid during 2005 and 2006.

The lease termination costs relate to the Liverpool, England facilities. The estimated cost is based on the Company’s ongoing discussions with the landlord and does not include the full minimum lease commitment based on the original term of the lease. The Company expects that these costs will be recognized and paid during 2005, when the facilities are vacated. These estimates do not include any costs associated with terminating the Shelton, Connecticut lease, which are not anticipated to be material.

The asset impairment charge relates to equipment located at the Liverpool, England facilities, determined to be impaired as a result of the decision to close those facilities. The equipment at the Sterling Heights, Michigan facility was deemed to be impaired and written down to liquidation value in 2003, due to the lack of profitability at that facility.

The other restructuring costs relate to accelerated depreciation associated with the shortening of the useful lives of certain equipment as a result of the decision to close the facilities and other costs associated with exiting the facilities.

These costs have been reported on the Consolidated Statement of Operations as “Restructuring expenses” except for the impairment charge which is reported on the line “Impairment charge” and $123 representing accelerated depreciation costs that have been reported as “Cost of sales”. The accrual for these restructuring costs is included in accrued liabilities and other long-term liabilities on the Consolidated Balance Sheet at January 2, 2005.

All of the restructuring costs except the asset impairment and accelerated depreciation will result in cash outflows.

Note 4 - Restricted Cash

Restricted cash relates to the following:

	January 2,	December 28,
	2005	2003
Payable to the PI Trust	$3,199	$2,832
Letters of credit	1,939	1,630
Other	410	410
	$5,548	$4,872

The payable to the PI Trust consists of tax refunds and other funds received by the Company that will be paid to the PI Trust at a future date.

The letters of credit collateralize certain obligations relating primarily to workers' compensation and certain supplier accounts.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 5 - Inventories

Inventories, net of inventory allowances, are as follows:

	January 2,	December 28,
	2005	2003
Raw materials	$12,464	$11,056
Work in process	11,020	8,871
Finished goods	16,098	10,950
	$39,582	$30,877

The activity in inventory allowances, deducted in the balance sheet from gross inventories, is as follows:

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Beginning balance	$4,588	$3,174	$2,427
Provisions	510	1,666	858
Charge offs	(417)	(252)	(111)
Currency translation adjustment	48	—	—
Ending balance	$4,729	$4,588	$3,174

The Domestic Wet Friction segment produces goods for its customers based on a purchase order system, and in certain instances using longer-term contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product's cost exceeds the selling price, an allowance is established for the expected loss on products in inventory. The Company has not recorded an estimate of the loss over the term of these contracts since the quantity and mix of parts is not known and the future production costs will be impacted by, among other things, changes in economic conditions and management's actions, including expected cost reductions. The amount reserved for the expected loss on products in inventory was $.8 million and $1.2 million at January 2, 2005 and December 28, 2003, respectively.

Note 6 - Property, Plant and Equipment

Property, plant and equipment, at cost, are summarized as follows:

	January 2,	December 28,
	2005	2003
Land	$3,635	$3,798
Buildings and improvements	29,567	28,676
Machinery and equipment	88,127	89,902
Construction in progress	4,789	3,683
	126,118	126,059
Less: Accumulated depreciation	(46,113)	(36,824)
Net property, plant and equipment	$80,005	$89,235

The estimated useful lives for buildings and improvements range from 5 to 40 years; the estimated useful lives for machinery and equipment range from 3 to 20 years.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 6 - Property, Plant and Equipment (Continued)

Capital leases consist primarily of automobiles, telephones and computer equipment and are amortized over the economic life of the assets or the term of the leases, whichever is shorter. Assets under capital lease, which are included in the table above, are as follows:

	January 2,	December 28,
	2005	2003
Assets under capital lease	$623	$773
Less: Accumulated depreciation	(332)	(346)
Net assets under capital lease	$291	$427

During 2004, the Company conducted a facilities utilization review and made the decision to close its manufacturing operations in Sterling Heights, Michigan and Liverpool, England. As a result of this decision, the Company determined that it was appropriate to evaluate the carrying value of its long-lived assets at these facilities for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result of this evaluation, it was determined that certain long-lived assets located at the Liverpool, England facilities were impaired. The Company recorded a non-cash impairment of $1.6 million, reducing the carrying value of its equipment at this facility. There was no further impairment of the long-lived assets located at the Sterling Heights, Michigan facility, which had been deemed impaired and written down to liquidation value during 2003, as discussed below.

In fiscal 2003, the Domestic Wet Friction segment had an operating loss. Due to the operating loss, the Company determined that an impairment analysis was appropriate and engaged the services of a third party valuation firm to evaluate the carrying value of its long-lived assets in accordance with SFAS No. 144. The Company developed a future cash flow analysis and based on the current year loss and future cash flow analysis, it was determined that the carrying value of certain asset groupings in the Domestic Wet Friction segment and certain assets contained in the corporate asset grouping exceeded their fair value and that an impairment had occurred. The Company recorded a non-cash impairment of $8.1 million relating to the Domestic Wet Friction assets and $2.9 million relating to the corporate assets, for a total impairment of $11.0 million, reducing the carrying value of its property, plant and equipment.

Maintenance and repairs charged to expense amounted to approximately $9,558, $9,468, and $9,355 in 2004, 2003 and 2002, respectively. Depreciation expense relating to property, plant and equipment was $14,267, $16,107 and $14,943 in 2004, 2003 and 2002, respectively.

Note 7 - Goodwill and Other Intangible Assets

During the second quarter of 2004, the Company performed its annual impairment review of its goodwill and indefinite-lived intangible assets. The review indicated that no impairment existed at April 1, 2004.

During the fourth quarter of 2004, the Company decided to close its manufacturing facility located in Sterling Heights, Michigan. This closure is expected to be completed by the end of fiscal 2005. As a result of this closure future sales will be reduced. Based on these circumstances, the Company determined that it was appropriate to perform an impairment analysis, specifically for trademarks, in accordance with SFAS No. 142. The updated impairment analysis indicated that no impairment had occurred. Accordingly, no adjustment was made to the value of our goodwill and intangible assets during 2004.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 7 - Goodwill and Other Intangible Assets (Continued)

In fiscal 2003, the Wet Friction segment recorded an operating loss. Due to the loss, the Company determined that an impairment analysis was appropriate and engaged the services of a third party valuation firm to evaluate the carrying value of its goodwill and intangible assets in accordance with SFAS No. 142. The Company developed a future cash flow analysis and based on the current year loss and future cash flow analysis, it was determined that its carrying value of the Wet Friction segment, including step-up adjustments recorded upon emergence from bankruptcy, exceeded the fair value and that an impairment had occurred. Accordingly, the Company recorded an impairment charge of $37.8 million. The goodwill and other intangible assets are recorded in the corporate asset group. All impairment charges related to the impairment of intangible assets were presented as a component of corporate expense.

The following table represents the carrying value of goodwill and other intangible assets at January 2, 2005 and December 28, 2003.

	January 2, 2005		December 28, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite life intangible assets
Unpatented technology	$14,360	$6,972	$14,360	$5,337
Distribution base	5,716	1,073	5,716	787
Total	$20,076	$8,045	$20,076	$6,124
Indefinite life intangible assets
Trademarks	$10,700		$10,700
Goodwill
Aftermarket	$5,912		$5,912
Intangible assets, net	$28,643		$30,564

The weighted-average amortization periods for the unpatented technology and the distribution base are between 6 and 20 years. Amortization expense for 2004, 2003 and 2002 amounted to $1.9 million, $2.2 million and $2.2 million, respectively.

Estimated annual amortization expense is as follows:

For the year ending:
2005	$1,922
2006	1,922
2007	1,622
2008	1,522
2009	1,522

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 8 - Debt

Debt, at fiscal year-end, consists of the following:

	January 2, 2005			December 28, 2003
	Current	Non-Current	Total	Current	Non-Current	Total
Domestic bank debt
Line of credit	$10,762	$—	$10,762	$3,604	$—	$3,604
Term loans
Domestic Wet Friction	1,055	3,078	4,133	1,055	4,133	5,188
Aftermarket	996	4,837	5,833	996	5,921	6,917
Total domestic bank debt	12,813	7,915	20,728	5,655	10,054	15,709
Foreign bank debt
Line of credit	—	—	—	—	—	—
Term loans
Europe	1,056	3,406	4,462	979	4,137	5,116
Asia	1,300	—	1,300	1,300	—	1,300
Total foreign bank debt	2,356	3,406	5,762	2,279	4,137	6,416
Total bank debt	15,169	11,321	26,490	7,934	14,191	22,125
Leases	111	95	206	158	163	321
Total borrowings	$15,280	$11,416	$26,696	$8,092	$14,354	$22,446

The maturities of debt, as of January 2, 2005, are as follows:

2005	$15,280
2006	3,187
2007	3,054
2008	2,569
2009	1,262
Thereafter	1,344
$26,696

The carrying value of the Company's debt approximates fair value.

The Company, through its Domestic Wet Friction segment subsidiaries, Raybestos Products Company (“RPC”) and Raybestos Automotive Components Company (“RACC”), maintains a Loan and Security Agreement, which provides for RPC and RACC to borrow up to $25.3 million in the aggregate. The agreement, as amended in November 2003, consists of a $20 million revolving line of credit and a term loan of $5.3 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. At January 2, 2005, the amount available under the revolving line of credit was $2.0 million. The revolving line of credit matures September 28, 2006. The term loan is payable in 34 monthly payments of $88, commencing December 1, 2003 and maturing on September 28, 2006, with the final payment being the remainder of the balance. The revolving line of credit and the term loan are collateralized by accounts receivable, inventory and property, plant and equipment. Amounts outstanding under the revolving line of credit bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.5% and 2.75%, respectively. Amounts outstanding under the term loan bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.75% and 3.0%, respectively. The agreement contains financial and other covenants, including a fixed charge coverage ratio and a material adverse change clause. At January 2, 2005 and December 28, 2003, the aggregate pledged assets of RPC and RACC amounted to $62.1 million and $59.6 million, respectively, consisting of cash, accounts receivable, inventory, machinery and equipment and all other tangible and intangible assets, except real property. The agreement permits RPC and RACC to pay dividends to the Company for costs and expenses incurred by the Company in the ordinary course of business so long as no event of default has occurred and is continuing. During the second quarter of 2004, the Company entered into a fifth amendment to this agreement. The fifth amendment alters the determination of availability under the revolving line of credit to exclude certain receivables due to a potential right of setoff and grants the lender a mortgage on the real property owned by RPC, located in Sterling Heights, Michigan. The carrying value of the real property in Sterling Heights, Michigan was $5.0 million at January 2, 2005. Further, in accordance with the fifth amendment, the lender may make loans, subject to certain limits, under the revolving line of credit up to the lesser of the amount of the excluded receivables or $1.9 million. During the fourth quarter of 2004, the Company entered into a sixth amendment to this agreement. Under the sixth amendment, the lender waives certain defaults that may arise as a result of an agreement between the Company and a certain customer. Subsequent to the end of 2004, but prior to filing this report, the Company entered into a seventh amendment to this agreement. The seventh amendment modifies the fixed charge coverage ratio to exclude a one-time forgiveness of certain intercompany receivables recorded by RPC during the first quarter of 2005, related to the closure of the RUK facility, clarifies the periods to be included in the calculation of the fixed charge coverage ratio in the future and provides a remedy for future non-compliance by an irrevocable cash contribution by the parent. Additionally, the seventh amendment waives the Company’s non-compliance with the fixed charge coverage ratio for the fourth quarter of 2004. The non-compliance was a result of the recognition of the costs associated with the closure of the Sterling Heights, Michigan manufacturing facility.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 8 - Debt (Continued)

The Company, through its subsidiaries Raytech Powertrain, Inc. (“RPI”), APC, Raytech Systems, Inc. (“RSI”) and Raybestos Powertrain, LLC (“RPL”), is party to a loan agreement for $7.0 million with an interest rate at 1.65 basis points over the adjusted Eurodollar rate with a five-year term. The loan is payable in 59 monthly payments of $83, commencing on December 1, 2003, with a balloon payment of $2.1 million payable on November 3, 2008. The proceeds from this facility were used to pay environmental costs and pension costs. The loan is collateralized by the assets of the borrowing entities. The agreement contains financial and other covenants, including the maintenance of certain financial ratios and a material adverse change clause. At January 2, 2005 and December 28, 2003, the aggregate pledged assets of APC, RSI, RPI and RPL were $44.1 million and $54.0 million respectively. Subsequent to the end of 2004, but prior to filing this report, the Company entered into the first amendment to this agreement. The first amendment modifies the calculation of the debt service coverage ratio to exclude fifty percent of distributions to the borrower’s parent company.

On March 21, 2005 the Company, through its majority owned subsidiary, APC, purchased common stock of APC owned by Raymark, in exchange for a ten-year unsecured promissory note of $7.2 million, which increased the Company’s indirect ownership of APC from approximately 57% of its outstanding common stock to approximately 96% of its outstanding common stock. In connection with this transaction the Company requested and obtained a waiver of the negative covenant restricting the repurchase or acquisition of the borrowers' capital stock contained in one of its domestic bank agreements during the fourth quarter of 2004.

The Company's wholly-owned German subsidiary, Raybestos Industrie-Produkte GmbH (“RIP”), has available lines of credit with several German banks. Interest is charged at rates between 3.80% and 10.75%. The lines are repayable on demand. At January 2, 2005 and December 28, 2003, there were no borrowings outstanding under these lines of credit. The amount available under these lines of credit was $4.1 million at January 2, 2005.

The Company’s wholly-owned German subsidiaries, Raytech Composites Europe GmbH (“RCE”) and RIP, have various loan agreements where the maturities range from September 2006 through December 2012. The loans are payable in equal periodic installments (usually quarterly or semi-annually) over the term of the loan. The loans bear interest at rates ranging from 2.5% through 6.2%. At January 2, 2005 and December 28, 2003, respectively, the aggregate pledged assets, consisting of machinery and equipment, amounted to EUR 12.1 million ($16.5 million) and EUR12.7 million ($16.0 million).

During the periods presented, the Company’s wholly-owned Chinese subsidiary Raybestos Friction Products (Suzhou) Co. Ltd. (“RFP”) has had various loan agreements. The loans are short-term with maturities between six and twelve months.

The weighted average rates on all domestic and foreign bank notes payable at January 2, 2005 and December 28, 2003 were 4.85% and 3.71%, respectively.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

NOTE 9 - Litigation

Environmental Remediation

Crawfordsville, Indiana - Shelly Ditch Contamination Removal

In October 1987, RPC, a wholly-owned subsidiary of the Company, purchased a major manufacturing facility (the “RPC Facility”) in Crawfordsville, Indiana. Sometime thereafter, the Company learned that the previous owner of the RPC Facility had released polychlorinated biphenyls (“PCBs”) to the ground at the RPC Facility in the mid-1960s and that such PCBs were leaching from the RPC Facility into an adjacent ditch (“Shelly Ditch”).

In 1996, the Indiana Department of Environmental Management (the “IDEM”) advised RPC that the RPC Facility may have contributed to, and was potentially responsible for, the release of lead and PCBs found in Shelly Ditch. In the late 1990s, RPC and the IDEM entered into an agreed order (the “Agreed Order”) for a risk-based remediation of PCBs and lead in Shelly Ditch. When the IDEM later sought to unilaterally withdraw from the Agreed Order, RPC appealed and the Marion County Superior Court ordered the IDEM to reinstate the Agreed Order. Meanwhile, at the IDEM’s request, the United States Environmental Protection Agency (the “EPA”) became involved in Shelly Ditch.

In December 2000, before the Agreed Order was reinstated, the EPA issued a Unilateral Administrative Order to RPC under CERCLA (the “EPA Removal Order”) demanding removal of contaminated soils from those Shelly Ditch areas identified as Reaches 1 through 3 (the “Site”). The EPA Removal Order required more work at greater expense than the IDEM Agreed Order. Thereafter, RPC proceeded with the work required under the EPA Removal Order.

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

By January 2, 2005, RPC had spent approximately $18.7 million on removal of lead and PCB contaminated soils from the Site and had accrued $.4 million for potential EPA oversight costs relating to that work.

Crawfordsville, IN - Environmental Remediation Downstream of the Site

On May 6, 2003, the EPA indicated that RPC is potentially liable for PCB and lead contamination downstream of the Site. The EPA has not issued an order to RPC regarding this downstream area. However, during the third quarter of 2003, the Company began negotiations with the EPA concerning such possible additional remediation. As a result, during the third quarter of 2003, the Company recorded a $2.4 million accrual relating to this potential liability for future cleanup costs. The Company has an accrual of $2.2 million at January 2, 2005 related to this matter.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

NOTE 9 - Litigation (Continued)

Crawfordsville, IN - Environmental Remediation and Expenses relating to the RPC Facility

On May 15, 2001, the EPA issued a Pre-filing Notice and Opportunity to Confer to RPC (the “Pre-filing Notice”). This notice stated that the EPA might file a civil action lawsuit against RPC for violations of various environmental statutes and would offer RPC the opportunity to participate in pre-filing negotiations to resolve this matter. The EPA stated that it had reason to believe that RPC committed violations of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and Toxic Substances Control Act and that RPC could be subject to substantial penalties. On September 3, 2003, the EPA proposed that the parties settle the Pre-filing Notice. The EPA stated that penalties for violations alleged in the Pre-filing Notice could total approximately $180.0 million and suggested the following resolution: RPC should pay approximately $2.4 million in fines and undertake compliance activities, on-site investigative work that the EPA estimated would cost about $1.0 million, and corrective action to resolve the Pre-filing Notice. During 2004, RPC performed on-site investigative work. RPC is currently engaged in negotiations with the EPA regarding potential on-site corrective action and the amount of any penalty. The Company has an accrual of $3.4 million as of January 2, 2005, based on the EPA position.

Ferndale, MI - Potential Responsibility for Environmental Remediation

 In a January 8, 2002 letter, the Michigan Department of Environmental Quality asserted Company responsibility for trichloroethylene contamination at a Ferndale, Michigan industrial site that Advanced Friction Materials Company (“AFM”) leased from approximately 1974 to 1985. The Company acquired 47% of the stock of AFM in 1996 and the balance of the shares in 1998. The Company’s liability at this site is indeterminable at this time and no liability has been accrued as of January 2, 2005.

Environmental Litigation

Cost Recovery Actions against Insurers regarding Shelly Ditch

In 1996, RPC notified its insurers and demanded defense and indemnity regarding any environmental issues relating to alleged lead and PCB contamination of Shelly Ditch. In January 1997, one insurer filed a complaint in the U.S. District Court, Southern District of Indiana, captioned Reliance Insurance Company vs. Raybestos Products Company (the “Insurance Case”). The complaint sought a declaratory judgment that the Reliance Insurance policies do not provide coverage to RPC for defense and indemnity relating to investigation and remediation of contamination in Shelly Ditch. In January 2000, the District Court rejected Reliance‘s claims and granted summary judgment to RPC. In June 2001, Reliance Insurance Company was placed in liquidation in Pennsylvania. The Company has filed claims in the Reliance liquidation for recovery of its Shelly Ditch expenses but has not received a decision.

In February 2002, RPC filed a third-party complaint in the Insurance Case against three insurance carriers. The third-party complaint seeks defense and indemnity from the insurers relating to investigation and remediation of contamination in Shelly Ditch. Later that year, two of the insurance carriers, USF&G and Westchester, filed motions to compel arbitration of the insurance coverage issues under these policies. The U.S. District Court denied these motions to compel and the two insurance companies appealed to the U.S. Court of Appeals for the Seventh Circuit ("Appeals Court"). On August 27, 2004, the Court of Appeals reversed the District Court's order refusing to compel such arbitration and remanded the case to the District Court for entry of an order compelling arbitration. On October 15, 2004, the District Court entered its order compelling arbitration and RPC promptly submitted the USF&G and Westchester insurance issues to arbitration. The arbitration is currently scheduled to take place during January 2006.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)
NOTE 9 - Litigation (Continued)

In February 2004, the third insurance carrier, National Union and its affiliates, commenced an adversary proceeding against the Company, RPC and others by filing a complaint in U.S. Bankruptcy Court (the “Adversary Proceeding”). In the Adversary Proceeding, National Union claims that RPC’s complaint against National Union is barred by a 2002 order of the U.S. Bankruptcy Court in the Raymark Chapter 11 cases that prohibits RPC from pursuing its third-party complaint against National Union and declares that the National Union insurance policies issued to the Company and RPC have been exhausted. Also in February 2004, National Union filed a motion in the U.S. District Court, Southern District of Indiana, asking that court to stay the Insurance Case against National Union. On September 10, 2004, the U.S. District Court granted National Union's motion for stay. The outcome of this Adversary Proceeding and related stay and their effects, if any, on the Insurance Case against National Union cannot be predicted.

RPC Claims against IDEM

In July 2002, RPC filed an action against the IDEM for breach of contract claiming damages based on the difference between the costs of cleanup under the EPA Removal Order and the IDEM Agreed Order. The outcome of this litigation cannot be predicted.

Commercial Litigation

On April 22, 2003, Automation by Design, Inc. (“ABD”) filed a civil action against RPC in U.S. District Court for the Southern District of Indiana. The complaint alleged copyright infringement and breach of contract in connection with RPC’s purchase of certain equipment. RPC denied liability and filed counterclaims for breach of contract and declaratory judgment. The court granted ABD’s motion to amend its complaint to include as defendants Raytech Corporation and Production Design Services, Inc., which manufactured certain equipment allegedly involved in this court action and which RPC agreed to defend and indemnify against certain liabilities. On December 8, 2004, the District Court granted RPC’s motion for summary judgment, ruling that ABD’s claims fail as a matter of law. In January 2005, RPC filed a petition for reimbursement of its legal fees and costs incurred in defending the action. ABD has filed an appeal of the summary judgment ruling. The Company does not believe that the outcome of this litigation will have a material adverse effect on its consolidated results of operations, financial condition or cash flows.

Equity Holders Litigation

In February 2002, lawyers representing the Committee of Equity Holders of Raytech Corporation filed a motion in U.S. Bankruptcy Court to compel the Company to either issue up to approximately 700,000 additional shares to the pre-reorganization holders of shares in the Company or their successors, or to proportionately reduce the shareholdings of the general unsecured creditor shareholders under the Plan of Reorganization. On October 27, 2004 the Bankruptcy Court approved a settlement of the Equity Holders litigation, pursuant to which each “Record Date Registered Holder”, as defined in Section 4 of the approved settlement agreement, was entitled to receive a payment of $0.16 per share. These payments plus other payments required under the settlement were $.6 million, which was accrued by the Company during the third quarter of 2004 and paid by the Company during the fourth quarter of 2004. The payment of these costs was funded by the Company’s majority shareholder. The Company has recorded a liability to its majority shareholder for this amount on its books at January 2, 2005.

The Company is subject to certain other legal matters that have arisen in the ordinary course of business, and management does not expect them to have a significant adverse effect on the results of the Company’s consolidated operations, financial condition or cash flow.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 10 - Segment Reporting

The Company has three operating segments and a corporate group based on management structure, product type and distribution channel, as described below. During the first quarter of 2004, the Company restructured its operating segments to facilitate a stronger focus on the European wet friction operations. Oversight of the European wet friction operations, Raybestos Reibtechnik GmbH ("RRT") and Raybestos U.K. Ltd. ("RUK") and sales of wet friction products outside of North America, was transferred to the European management team. The newly defined operating segments are Domestic Wet Friction, International (including the European wet friction operations and European and Asian dry friction operations), and Aftermarket. All prior period segment information has been restated to reflect the newly defined segments.

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

The increased operating loss of $40.6 million recognized in the Corporate group for fiscal 2003 compared to fiscal 2002, was the result of a $40.7 million impairment charge, which is described more fully in Notes 6 - Property, Plant and Equipment and 7 - Goodwill and Other Intangible Assets.

Information relating to operations by industry segment follows:

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 10 - Segment Reporting (Continued)
	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Net sales
Domestic Wet Friction	$128,892	$119,002	$131,445
International	67,433	56,698	48,981
Aftermarket	49,186	44,931	46,192
Intersegment elimination	(18,198)	(14,766)	(16,752)
Net sales to external customers	$227,313	$205,865	$209,866

Gross profit
Domestic Wet Friction	$12,926	$4,563	$18,784
International	18,487	14,064	9,796
Aftermarket	14,565	12,725	12,993
Intersegment elimination	(5,043)	(5,226)	(4,802)
Consolidated	$40,935	$26,126	$36,771

Operating (loss) profit
Domestic Wet Friction	$(375)	$(16,286)	$6,761
International	5,258	4,256	1,430
Aftermarket	8,094	7,278	8,406
Corporate	(16,028)	(52,721)	(12,157)
Consolidated	$(3,051)	$(57,473)	$4,440

Depreciation
Domestic Wet Friction	$5,999	$8,047	$8,171
International	3,870	3,987	3,438
Aftermarket	1,422	1,536	1,553
Corporate	2,976	2,537	1,781
Consolidated	$14,267	$16,107	$14,943

Interest expense, net
Domestic Wet Friction	$1,926	$1,532	$1,265
International	391	861	858
Aftermarket	111	(35)	(39)
Corporate	(1,197)	(1,297)	(1,181)
Consolidated	$1,231	$1,061	$903

Expenditures for property, plant and equipment
Domestic Wet Friction	$1,672	$4,016	$4,715
International	3,911	4,096	3,739
Aftermarket	1,051	682	892
Corporate	34	174	302
Consolidated	$6,668	$8,968	$9,648

Segment assets (at year-end)
Domestic Wet Friction	$71,911	$69,679	$88,003
International	50,438	43,599	39,596
Aftermarket	30,884	35,092	30,784
Corporate	52,453	57,654	135,838
Consolidated	$205,686	$206,024	$294,221

Long lived assets by geographic location
United States	$86,129	$96,326	$155,558
Germany	14,014	14,888	13,362
Other foreign countries	8,505	8,585	7,763
Consolidated	$108,648	$119,799	$176,683

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 10 - Segment Reporting (Continued)

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Sales by geographic location
United States	$160,299	$149,244	$161,020
Germany	52,931	45,311	38,218
Other foreign countries	14,083	11,310	10,628
Consolidated	$227,313	$205,865	$209,866

Sales to customers in excess of 10% of total sales
Caterpillar	$26,968	$19,554	$23,948
DaimlerChrysler	22,910	25,623	30,324

(1) The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation. Substantially all intersegment sales represent sales from the Domestic Wet Friction segment to the Aftermarket segment.

Note 11 - Income Taxes

For tax reporting purposes, the Company’s emergence from bankruptcy, in 2001, did not create a new tax reporting entity. Accordingly, the adjustments to adopt fresh-start accounting are not applicable for the Company’s tax reporting. Therefore, with the exception of goodwill, these adjustments created new deferred tax items in 2001.

Pursuant to the Tax Benefits Assignment and Assumption Agreement (the “Agreement”), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At January 2, 2005, the Company has domestic tax loss carryforwards of $107.0 million, which begin to expire in 2021, and tax credit carryforwards of $2.5 million. The net operating loss carryforwards are allocated between the Company and the PI Trust in the amounts of $25.0 million and $82.0 million, respectively. The tax credit carryforwards all inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses allocated to the PI Trust, and contributions made to the Raymark pension plans. Losses generated by the Company subsequent to its emergence from bankruptcy, exclusive of losses attributable to the payments discussed above, will be retained by the Company. The method of allocation in utilizing current and future operating losses between the PI Trust and the Company has not been formally determined at this time. However, the Company has allocated the net operating losses between the PI Trust and the Company based on year of origin. Additional tax recoveries, expected to be received in future periods, are recorded as deferred tax assets, net of related valuation allowances, and a deferred payable to the PI Trust which amounted to $4.6 million at January 2, 2005 and $11.9 million at December 28, 2003, respectively. The Company has scheduled out the reversal patterns of its deferred tax assets and liabilities in determining its net deferred tax position. Future changes in the composition and reversal patterns of the Company’s deferred tax assets and liabilities may impact the deferred tax asset that inures to the benefit of the PI Trust and the related deferred payable. The impact on the deferred payable to the PI Trust could cause a corresponding impact on pre-tax income.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 11 - Income Taxes (Continued)

(Loss) income before provision for income taxes and minority interest consists of:

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Domestic	$(4,754)	$(42,033)	$(2,513)
Foreign	4,531	2,964	827
	$(223)	$(39,069)	$(1,686)

The Company's income tax provision (benefit) consists of the following:

		For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Current:
Federal	$(426)	$1,035	$1,373
State	84	(2,502)	620
Foreign	1,629	511	159
Deferred:
Federal	602	24,112	(1,973)
State	20	3,575	(203)
Foreign	(14)	14	108
Total income tax provision	$1,895	$26,745	$84

The provision in 2004, 2003, and 2002 includes amounts for the Company’s profitable foreign entities in Germany and China, and Allomatic Products Company, which is consolidated for financial reporting purposes, but not for tax purposes.

Reconciliation of loss from operations multiplied by the statutory federal tax rate to reported income tax provision is summarized as follows:

		For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Pretax loss multiplied by the
statutory rate (35%)	$(78)	$(13,674)	$(590)
Increases (decreases) resulting from:
Effect of foreign income taxes	29	(290)	(22)
Change in tax rate of deferred assets	—	(477)	—
Net change in domestic valuation allowance	4,945	39,849	—
State income taxes, net of federal benefit	104	1,073	271
Reduction in payable to PI Trust	(2,125)	(9,710)	—
Goodwill write down	—	10,099	—
Raymark pension provision	—	—	412
Permanent tax items	250	770	—
Refundable federal income taxes	(1,190)	—	—
Other	(40)	(895)	13
Total income tax provision	$1,895	$26,745	$84

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 11 - Income Taxes (Continued)

Deferred tax assets (liabilities), at fiscal year-end, are comprised of the following:

	January 2,	December 28,
	2005	2003
Tax benefit to PI Trust	$48,814	$41,823
Raytech minimum pension liability	1,300	503
Excess of book over tax deductions	7,998	5,735
Postretirement benefit	7,121	6,305
Excess of tax basis over book basis of assets due to restructuring	402	544
Foreign tax carryforwards	1,895	1,465
Non PI Trust operating loss carryforwards	7,938	7,425
Gross deferred tax assets	75,468	63,800
Deferred tax valuation allowance	(59,139)	(44,889)
Deferred tax assets	16,329	18,911
Excess of book basis of intangibles over tax basis	(9,136)	(9,909)
Excess of book basis of fixed assets over tax basis	(10,930)	(12,265)
Net deferred tax liability	$(3,737)	$(3,263)

During 2004, the Company recorded an increase to the valuation allowance of $13.8 million against certain domestic deferred tax assets due to doubts about their future recoverability. The establishment of the valuation allowance resulted in a charge against deferred income tax assets which resulted in a partial reduction in deferred income tax assets that inure to the benefit of the PI Trust in accordance with the Agreement, as more fully described above. Accordingly, the related deferred payable to the Trust was reduced by $7.3 million and other income was increased by an equal amount. In addition, the short-term payable to the PI Trust was increased by $1.2 million to reflect the increase in prior years refundable federal income taxes that will inure to the benefit of the PI Trust. This resulted in an equal amount of other expense. The overall domestic net deferred tax liabilities relate to the tax effects of the indefinite-lived intangible assets and certain land which cannot be used to support the realization of existing deferred tax assets. Also, during 2004, the deferred tax asset relating to the German minimum pension liability was increased by $134, with a corresponding increase to equity.

During 2003, as a result of certain industry dynamics and the Company’s deteriorating profitability in its Domestic Wet Friction segment, including the effect of changes associated with environmental remediation, the Company did not recognize any tax benefits associated with the cumulative 2003 operating losses incurred by the Company’s U.S. operations due to doubts concerning future recoverability.

Also, during 2003, the Company recorded an increase to the valuation allowance of $43.8 million against certain deferred tax assets due to doubts about their future recoverability. The establishment of the valuation allowance resulted in a charge against deferred income tax assets, of which $43.4 million is included in the tax provision, and which also resulted in a reduction in deferred income tax assets that inure to the benefit of the PI Trust in accordance with the Tax Assignment and Assumption Agreement, as more fully described above. Accordingly, the deferred payable to the PI Trust was reduced by $30.5 million and other income was increased by an equal amount. In addition, the short-term payable to the PI Trust was increased by $2.8 million to reflect an increase in the state tax receivable that will inure to the benefit of the PI Trust. This resulted in an equal amount of other expense. The overall domestic net deferred tax liabilities relate to the tax effects of the indefinite-lived intangible assets which cannot be used to support the realization of existing deferred tax assets.

At year-end 2004, the Company’s deferred tax asset valuation allowance of $59.1 million consisted of a valuation allowance of $57.2 million for the U.S. wholly-owned subsidiaries and $1.9 million for operations in the United Kingdom (“U.K.”). The Company had a valuation allowance of $43.4 million for the U.S. wholly-owned subsidiaries in 2003. Additionally, the Company had a valuation allowance for the U.K. operations of $1.5 million and $1.1 million for 2003 and 2002, respectively. There was no reduction in the valuation allowance in any of the periods presented.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 11 - Income Taxes (Continued)

The Company has recorded a tax receivable in the amount of $1,333 as of January 2, 2005, of which $1,290 is due from the federal government and $43 is due from state governments. The Company received $45 in January 2004 and $897 in May 2004 as partial recovery of the state taxes related to returns filed in 2003 and 2004. The state refunds inure to the benefit of the PI Trust. In addition, the State of Indiana has completed its audit of Raytech for the years 1992 through 2001. As a result of the audit, Raytech was denied refunds claimed for Indiana gross income tax paid in the years 1992 through 1997 of $1,044 and certain interest on amounts refunded. Raytech filed a protest with respect to these items with the Indiana Department of Revenue, and a hearing was held on August 20, 2003. On September 18, 2003, Raytech received an order denying the claim for refund. In response to the order, Raytech has filed a petition with the Indiana Tax Court requesting a refund of Indiana gross income tax and interest on amounts refunded. Pursuant to the Agreement, any tax refunds received will be payable, net of Federal tax, to the PI Trust.

The Company is under an IRS audit for 1996 through 2001. Any tax assessments, up to the amount of the refunds received, arising from this audit or any other year in the carryback period are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore impact the deferred tax asset attributable to the PI Trust. Any change in the deferred tax asset attributable to the PI Trust will also impact the valuation allowance and the related deferred payable to the PI Trust. Pursuant to a settlement meeting held in April 2004, the Company and the IRS have reached a tentative settlement of the IRS audit. The settlement, which was signed on January 4, 2005, if approved by the IRS District Director and the Joint Committee on Internal Revenue Taxation, would result in no payment of federal tax, given the Company’s net operating losses. However, interest on the tax assessment would be payable. Should the tax settlement be approved in its current form, the Company would record a tax benefit of approximately $1.5 million.

At January 2, 2005, the Company had foreign loss carryforwards of $5.7 million all relating to the U.K. operations, which do not expire. A full valuation allowance continues to be provided against the tax benefit of the U.K. carryforwards due to uncertainty of future profitability of these operations.

The Company owns 57% of the stock of APC. The Company has not recorded a deferred tax liability for the undistributed earnings of APC since management expects that those earnings will be distributed to the Company in a tax-free transaction. However, the deferred tax liability on the undistributed earnings of APC would be approximately $1.4 million at January 2, 2005, if all of APC’s earnings were to be distributed through the distribution of dividends. See Note 22 - Subsequent Event for a discussion of the acquisition of the shares of APC owned by Raymark on March 21, 2005.

Note 12 - Loss Per Share

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Net loss	$(2,750)	$(66,443)	$(2,825)
Weighted average shares	41,737	41,702	41,528
Weighted average stock options exercised	—	26	80
Adjusted weighted average shares	41,737	41,728	41,608
Basic and diluted loss per share	$(.07)	$(1.59)	$(.07)

Options to purchase 1,942,164, 579,288, and 70,707 shares of common stock were anti-dilutive for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively due to the Company incurring losses in each period.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 13 - Stock Option Plans

In 1991, the Company established a non-qualified stock option plan (the “1990 Plan”), which was amended in 1997 to increase the number of shares of common stock as to which options may be granted. In 2002, the Company established an incentive stock option plan (the “2002 Plan”). Types of grants allowed under the 2002 Plan include Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, Stock Awards, and Cash-Based Awards.

Under the 1990 Plan, as amended, the number of shares of common stock as to which options may be granted from time to time may not exceed 1,000,000. Under the 2002 Plan, the number of shares of common stock as to which options may be granted from time to time may not exceed 4,000,000 shares. Under the terms of all plans, the exercise price of any option may not be less than 100% of the fair value of the common stock on the date of grant.

Stock options granted under the 1990 and 2002 Plans generally vest over a four-year period. In general, stock options granted under both of the Plans expire ten years from the date of grant. The term during which options could be granted under the 1990 Plan expired on December 31, 2000. At January 2, 2005, there were 2,335,225 shares available for future grant under the 2002 Plan.

The following table summarizes stock option transactions for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	3,035,659	$5.56	332,017	$4.25	573,757	$3.78
Granted	—	—	2,773,000	5.70	—	—
Exercised	—	—	(35,752)	4.25	(173,034)	3.13
Expired	—	—	—	4.25	(53,234)	2.89
Forfeited	(1,093,495)	5.68	(33,606)	5.46	(15,472)	4.03
Options outstanding at end of year	1,942,164	5.49	3,035,659	5.56	332,017	4.25

Options exercisable at end of year	940,764	$5.27	290,659	$4.25	332,017	$4.25

The following table summarizes information concerning options outstanding and exercisable at January 2, 2005:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life Years	Price	Exercisable	Price
$4.25	277,414	3.62	$4.25	277,414	$4.25
$5.70	800,750	8.00	5.70	533,750	5.70
$5.70	864,000	8.54	5.70	129,600	5.70
$4.25 - $5.70	1,942,164	7.61	5.49	940,764	5.27

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 14 - Employee Benefits

Raytech Corporation sponsors both defined benefit plans and defined contribution plans for certain groups of employees. Raytech also provides a postretirement benefit plan, which covers the hourly workers at the Crawfordsville, Indiana facility and certain other employees who qualify for benefits based on age and years of service.

In connection with the Company's Chapter 11 proceedings, the Pension Benefit Guaranty Corporation ("PBGC") filed certain motions claiming that the Company was responsible for the funding and sponsorship of two Raymark pension plans. The court ordered that the Company was liable for the maintenance and funding of the underfunded pension plan obligations of Raymark. The Company, based on the court's order, assumed the role of plan sponsor of the Raymark Plans upon emergence from bankruptcy. The Company obtained a deferral of its funding obligations for 2000. Since obtaining the deferral, the Company has made funding payments to the Raymark Plans as required. As of January 2, 2005, the outstanding balance of the deferred amounts was approximately $1.5 million. During the second quarter of 2004, the Company executed a mortgage of its real property located in Crawfordsville, Indiana to the PBGC, guaranteeing its remaining deferred funding obligations of the Raymark Plans. At January 2, 2005, the carrying value of the real property mortgaged was $4.9 million.

The Raytech and Raymark plans are summarized as follows:

•	The Raytech Corporation Retirement Plan for Hourly Employees provides defined benefits for the hourly employees located at the Crawfordsville, Indiana manufacturing facility.
•	The German pension plan provides for defined benefits for certain salaried employees of Raytech’s German subsidiary.
•
The Postretirement Benefit Plan provides for certain welfare benefits for hourly employees of the Crawfordsville, Indiana facility. In addition, certain other employees of Raytech are eligible for these benefits based on a combination of years of service and age.

•
The Raymark Industries, Inc. Retirement Plan for Hourly Paid Employees and the Retirement Plan for Hourly Paid Employees of Raymark Industries, Inc. Marshville Plant (the “Raymark Plans”) provide for defined benefits for former hourly employees of Raymark. The Raymark plans are frozen.

•
The Company also sponsors certain defined contribution plans for salaried and hourly employees. The contributions are based on a percent of annual base compensation, the percentage ranging from 2% to 6%, dependent on the employee’s deferrals to the plan and the Company’s performance to the annual Business Plan. Company contributions to the defined contribution plans were $545, $532, $520 for 2004, 2003 and 2002, respectively.

•
The Company also sponsors a Supplemental Executive Retirement Plan (“SERP”), a supplemental defined contribution plan pursuant to which the Company records expense for the benefit of certain members of senior management in the amounts of 2% of annual salary and bonus up to $200 and 8% of annual salary and bonus over $200. The Company recognized expense in the amount of $28, $36 and $21 related to the SERP, for 2004, 2003 and 2002, respectively.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The current measurements of accumulated postretirement benefit obligations and net periodic benefit costs do not reflect any amount associated with the subsidy because the Company believes that the benefits provided by the plan are not actuarially equivalent to the Medicare Part D Standard Plan.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 14 - Employee Benefits (Continued)

The following information summarizes activities in the pension and postretirement benefit plans:

Raytech Pension Plan

	January	December
	2, 2005	28, 2003
Change in benefit obligations
Projected benefit obligations at beginning of year	$9,178	$6,844
Service cost	464	429
Interest cost	548	494
Amendments	—	765
Actuarial loss	500	804
Benefits paid	(188)	(158)
Projected benefit obligations at end of year	$10,502	$9,178
Accumulated benefit obligation	$10,502	$8,544

Change in plan assets
Fair value of plan assets at beginning of year	$5,882	$5,474
Actual return on plan assets	262	270
Employer contribution	816	296
Benefits paid	(188)	(158)
Fair value of plan assets at end of year	$6,772	$5,882

Funded status	$(3,730)	$(3,296)
Unrecognized prior service cost	644	704
Unrecognized actuarial loss	2,305	1,769
Net amount recognized	$(781)	$(823)

Amounts recognized in the statements of financial position consist of:
Accrued benefit liability	$(3,730)	$(2,662)
Intangible asset	644	704
Accumulated other comprehensive loss	2,305	1,135
Net amount recognized	$(781)	$(823)

Weighted average assumptions used to determine year end benefit obligations
Discount rate	5.75%	6.00%
Rate of compensation increase	n/a	n/a

Plan Assets
Guaranteed Investment Contract	100%	100%

Weighted average assumptions used to determine annual net periodic benefit cost

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Discount rate	6.00%	6.50%	7.00%
Expected return on plan assets	6.00%	6.00%	6.50%
Rate of compensation increase	n/a	n/a	n/a

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 14 - Employee Benefits (Continued)

Raytech Pension Plan (Continued)

Net Periodic Benefit Cost

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Service cost	$464	$429	$344
Interest cost	548	494	395
Expected return on plan assets	(372)	(330)	(315)
Amortization of prior period service costs	60	60	—
Recognized actuarial loss	74	19	—
Total net periodic benefit cost	$774	$672	$424

Due to the size of this plan, it was determined that the use of a guaranteed investment contract would provide a reasonable return with a low risk. The overall yield in 2004 was 4.2%. In 2005, the Company intends to use one asset manager for both the Raytech and Raymark pension plans.

The Company expects to contribute $.7 million to the Raytech pension plan in 2005.

Benefits expected to be paid are as follows:

2005	$258
2006	278
2007	319
2008	345
2009	381
2010-2014	2,663

Raytech German Pension Plan

The Company's German subsidiaries have an unfunded defined benefit plan covering certain employees.

German Plan
	January	December
	2, 2005	28, 2003
Change in benefit obligations
Projected benefit obligations at beginning of year	$4,067	$3,177
Service cost	85	72
Interest cost	229	194
Amendments	—	73
Actuarial loss	509	6
Benefits paid	(125)	(110)
Translation adjustment	379	655
Projected benefit obligations at end of year	$5,144	$4,067
Accumulated benefit obligation	$4,944	$3,900

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 14 - Employee Benefits (Continued)

Raytech German Pension Plan (Continued)

	January	December
	2, 2005	28, 2003
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contribution	125	110
Benefits paid	(125)	(110)
Fair value of plan assets at end of year	$—	$—

Funded status	$(5,144)	$(4,067)
Unrecognized prior service cost	—	81
Unrecognized actuarial loss	1,286	704
Net amount recognized	$(3,858)	$(3,282)

Amounts recognized in the statements of financial position consist of:
Accrued benefit liability	$(4,944)	$(3,900)
Accumulated other comprehensive loss	1,086	618
Net amount recognized	$(3,858)	$(3,282)

Weighted average assumptions used to determine year end benefit obligations
Discount rate	5.00%	5.75%
Rate of compensation increase	2.50%	2.50%

Weighted average assumptions used to determine annual net periodic benefit cost

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Discount rate	5.75%	6.00%	7.00%
Expected return on plan assets	n/a	n/a	n/a
Rate of compensation increase	2.50%	2.50%	2.50%

Plan Assets

There are no plan assets, as in Germany there are no minimum funding requirements.

Net Periodic Benefit Cost

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Service cost	$85	$72	$75
Interest cost	229	194	154
Amortization of prior service cost	80	—	—
Amortization of net actuarial loss	25	6	47

Total net periodic benefit cost	$419	$272	$276

The estimated pension contribution for 2005 is $.2 million.

The functional currency for the German operations is the Euro. The amounts presented above have been translated to U.S. dollars using period end rates for beginning and ending asset and liability balances and period average rates for activity during the periods.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 14 - Employee Benefits (Continued)

Raytech German Pension Plan (Continued)

Benefits expected to be paid are as follows:

2005	$178
2006	188
2007	197
2008	207
2009	220
2010-2014	1,788

Postretirement Benefit Plan
	January	December
	2, 2005	28, 2003
Change in benefit obligations
Projected benefit obligations at beginning of year	$19,709	$16,587
Service cost	917	684
Interest cost	1,323	1,117
Plan participants’ contributions	29	26
Actuarial loss	3,183	1,931
Benefits paid	(579)	(636)
Projected benefit obligations at end of year	$24,582	$19,709

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	550	610
Plan participants’ contribution	29	26
Benefits paid	(579)	(636)
Fair value of plan assets at end of year	$—	$—

Funded status	$(24,582)	$(19,709)
Unrecognized actuarial loss	6,828	4,007
Net amount recognized	$(17,754)	$(15,702)

Amounts recognized in the statements of financial position consist of:
Accrued benefit liability	$(17,754)	$(15,702)

Weighted average assumptions used to determine year end benefit obligations
Discount rate	5.75%	6.00%
Rate of compensation increase	5.00%	5.00%

Assumed healthcare cost trend rates
Assumed healthcare cost trend rate for next year	9.75%	8.50%
Rate at which cost is assumed to decline	4.50%	4.50%
Year that plan reaches ultimate trend rate	2012	2012

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 14 - Employee Benefits (Continued)

Postretirement Benefit Plan (Continued)

Weighted average assumptions used to determine annual net periodic benefit cost

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Discount rate	6.00%	6.50%	7.00%
Expected return on plan assets	n/a	n/a	n/a
Rate of compensation increase	5.00%	5.00%	5.00%

Net Periodic Benefit Cost

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Service cost	$917	$684	$587
Interest cost	1,323	1,117	1,004
Amortization of net actuarial loss	362	109	—
Total net periodic benefit cost	$2,602	$1,910	$1,591

The Company expects to contribute $.9 million to the postretirement benefit plan in 2005.

Benefits expected to be paid are as follows:

2005	$918
2006	1,119
2007	1,241
2008	1,397
2009	1,524
2010-2014	2,094

For measurement purposes, a 9.75% annual rate of increase per capita cost of covered healthcare benefits was assumed for 2005. This rate was assumed to decrease gradually to 4.50% through 2012 and remain at that level thereafter. To illustrate the impact, increasing or decreasing the assumed health care cost trend rates by 1 percentage point in each year would have the following effects:

	1 Percentage Point		1 Percentage Point
	Increase		Decrease
	2004	2003	2004	2003
Effect on total service and interest
cost components of expense	$235	$176	$(203)	$(154)
Effect on accumulated post-
retirement benefit obligations	$2,131	$1,609	$(1,869)	$(1,427)

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 14 - Employee Benefits (Continued)

Raymark Pension Plans

	January	December
	2, 2005	28, 2003
Change in benefit obligations
Projected benefit obligations at beginning of year	$37,985	$34,900
Interest cost	1,976	2,194
Actuarial loss	145	3,529
Benefits paid	(2,988)	(2,638)
Projected benefit obligations at end of year	$37,118	$37,985
Accumulated benefit obligation	$37,118	$37,985

Change in plan assets
Fair value of plan assets at beginning of year	$25,904	$18,462
Actual return on plan assets	2,037	3,208
Employer contribution	4,593	6,872
Benefits paid	(2,988)	(2,638)
Fair value of plan assets at end of year	$29,546	$25,904

Funded status	$(7,572)	$(12,081)
Unrecognized actuarial loss	11,152	11,204
Net amount recognized	$3,580	$(877)

Amounts recognized in the statements of financial position consist of:
Accrued benefit liability	$(7,572)	$(12,081)
Accumulated other comprehensive loss	11,152	11,204
Net amount recognized	$3,580	$(877)

Weighted average assumptions used to determine year end benefit obligations
Discount rate	5.25%	5.50%
Rate of compensation increase	n/a	n/a

Plan Assets
Equity securities	54%	55%
Debt securities	35%	36%
Other	11%	9%
Total	100%	100%

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 14 - Employee Benefits (Continued)

Raymark Pension Plans (Continued)

Weighted average assumptions used to determine annual net periodic benefit cost

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Discount rate	6.00%	6.50%	7.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	n/a

Net Periodic Benefit Cost

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Interest cost	$1,976	$2,194	$2,268
Expected return on plan assets	(2,161)	(1,616)	(1,324)
Recognized actuarial loss	321	288	95
Total net periodic benefit cost	$136	$866	$1,039

The allocation of investments by asset class is structured to balance asset growth and manage risk. The overall yield in 2004 was 7.5%. In 2005, the Company intends to use one asset manager for both the Raytech and Raymark pension plans.

The expected long-term rate of return on plan assets represents the average rate that the Company expects to earn over the long-term on the assets of the plan, including those from dividends, interest income and capital appreciation. The rate has been determined based on expectations regarding future rates of return for the plan’s investment portfolio, with consideration given to the historical rates of return for similar portfolios.

The Company expects to contribute $1.3 million to the Raymark pension plan in 2005.

Benefits expected to be paid are as follows:

2005	$2,713
2006	2,713
2007	2,733
2008	2,761
2009	2,744
2010-2014	13,873

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 15 - Commitments

The Company leases space in Peoria, Illinois; Floral Park, New York; Troy, Michigan; Leverkusen, Germany; Liverpool, England; Shanghai, China; Shelton, Connecticut; and Sullivan, Indiana under operating leases. The Company also leases various machinery and equipment under operating and capital leases. Rental expense amounted to $1,585, $1,172 and $1,570 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

The approximate future minimum rental payments as of January 2, 2005 were as follows:

2005	$1,051
2006	793
2007	400
2008	248
2009	167
After 2009	2,250
$4,909

Items under capital leases, which are included in the amounts presented above, are $111, $80 and $15 due in 2005, 2006 and 2007, respectively.

As a result of a facilities utilization review conducted during 2004, we have decided to close our operations in Liverpool, England and to relocate our corporate offices from Shelton, Connecticut to our Crawfordsville, Indiana facility. We intend to vacate these leased facilities during 2005. The future minimum lease payments presented above have not been reduced by any anticipated sublease rentals or landlord concessions relating to vacating the Liverpool, England and Shelton, Connecticut facilities.

Note 16 - Comprehensive (Loss) Income

The components of and changes in accumulated other comprehensive (loss) income are as follows:

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustments	Adjustments	(Loss) Income
Balance December 30, 2001	$(272)	$(8,439)	$(8,711)
Changes during the year	2,202	(2,138)	64
Balance December 29, 2002	1,930	(10,577)	(8,647)
Changes during the year	2,111	(2,020)	91
Balance December 28, 2003	4,041	(12,597)	(8,556)
Changes during the year	1,549	(1,529)	20
Balance January 2, 2005	$5,590	$(14,126)	$(8,536)

The Company recorded a deferred tax asset of $797, $143 and $360 associated with the additional minimum pension liability recorded for the Raytech and German pension plans in 2004, 2003 and 2002, respectively. Due to the limitation on the realizability of the deferred tax assets, the Company recorded an increase to the valuation allowance for the portion of the deferred tax asset related to the Raytech plan.

The accumulated other comprehensive (loss) income related to the additional minimum pension liability is net of taxes of $374, $360 and $360 in 2004, 2003 and 2002, respectively.

The tax benefits resulting from any tax deductions relating to the Raymark Plans have been assigned to the PI Trust in accordance with the Plan, and therefore, Raytech will not receive the future tax deduction. Accordingly, the future tax deduction relating to the minimum pension liability for the fiscal years 2004, 2003 and 2002 was recorded as a deferred tax asset with a corresponding payable to the PI Trust.

The Company has not provided for the future tax deduction associated with foreign currency translation adjustments due to management’s decision to permanently reinvest the earnings of their foreign subsidiaries.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 17 - Research and Development

The Company has research and development facilities in Crawfordsville, Indiana and Morbach,Germany for development of new products, improvement of existing production techniques and to provide technical service to the business units and customers. Cost of research and new product development amounted to $6,545, $7,207 and $7,318 for the fiscal years 2004, 2003 and 2002, respectively. All of the aforementioned costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note 18 - Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. The primary businesses of the Company are the automotive and heavy duty equipment markets and the related aftermarkets within the United States, Europe and Asia. At January 2, 2005 and December 28, 2003, the Company’s five largest uncollateralized receivables represented approximately $10.3 million or 37.3% and $8.3 million or 33.7% of the Company’s trade accounts receivable balance, respectively. Accounts receivable due from the Company’s two largest customers Caterpillar and DaimlerChrysler were $2.2 million and $3.3 million or 8.2% and 11.9% of the Company’s trade receivable balance, respectively. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Note 19 - Supplementary Financial Statement Information

The following table sets forth certain supplemental disclosures of balance sheet information:

	January	December
	2, 2005	28, 2003
Other current assets
Non-trade receivables	$1,004	$638
Intangible pension asset	644	704
Prepaid insurance	335	249
Other prepaid expense	1,026	561
	$3,009	$2,152
Accrued liabilities
Property taxes	$1,984	$3,771
Wages and other compensation and related taxes	6,656	6,421
Severance related to 2004 restructure programs	2,179	—
Income taxes payable	3,079	2,713
Employee benefits	2,811	2,826
Environmental cleanup	500	6,174
Professional fess	1,400	810
Equity holders settlement	591	—
Deferred revenue	662	—
Other	3,948	3,921
	$23,810	$26,636

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 19 - Supplementary Financial Statement Information (Continued)

The activity in the allowance for bad debts, deducted in the balance sheet from trade accounts receivable, was as follows:

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Beginning balance	$1,250	$824	$729
Provisions	538	454	239
Charge-offs	(326)	(28)	(144)
Ending balance	$1,462	$1,250	$824

The following table sets forth certain detail of the components of other income (expense) as presented on the Consolidated Statements of Operations:

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Interest income	$163	$165	$342
Loss on disposal of equipment	(504)	(1,443)	(91)
Equity holders settlement	(591)	—	—
Environmental costs	(967)	(276)	(412)
Other income, net	389	570	690
	$(1,510)	$(984)	$529

The following table sets forth certain supplemental disclosures of cash flow information:

	For the years ended
	January 2,	December 28,	December 29,
	2005	2003	2002
Cash paid during the year for:
Income taxes	$1,401	$1,582	$1,874
Interest	2,406	1,792	746
Other non-cash activities:
PP&E in accounts payable or under capital lease	2,322	1,399	933
Minimum pension liability	1,526	2,020	2,498

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 20 - Related Parties

Raymark currently owns, through its court appointed bankruptcy trustee, approximately 40% of the common stock of APC, a subsidiary of the Company. On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased shares of APC, owned by Raymark, in exchange for a ten-year unsecured promissory note of $7.2 million. See Note 22.

Approximately 83% of Raytech’s common stock is owned by the PI Trust. Since the majority of Raymark’s creditors are asbestos-related claimants, it is anticipated that the assets of Raymark will ultimately be transferred to the PI Trust established for those same claimants. Raytech directors, Richard Lippe and Archie Dykes, are Trustees of the PI Trust and Raytech director Robert Carter is the court-appointed Legal Representative of future claimants under the PI Trust.

During 1998 and 1997, the Company purchased yarn from Universal Friction Composites (“UFC”), a company that is in bankruptcy, which was consolidated with the Raymark bankruptcy in January 2002. With the majority of the creditors of UFC being asbestos-related claimants, it is anticipated that the assets of UFC will be transferred to the PI Trust. At January 2, 2005 and December 28, 2003, $246 is included in accounts payable relating to these purchases. In 1998, the Company acquired manufacturing equipment from UFC for $1,051, of which $907 is included in accounts payable at January 2, 2005 and December 28, 2003, respectively.

Upon emergence from bankruptcy, the Company committed to backstop the Raymark court appointed trustee for professional fees in the event that the Raymark court appointed trustee has insufficient recovery funds for such purposes up to $1.0 million. At January 2, 2005 the Company has $1.0 million included in accrued liabilities related to this commitment.

On October 27, 2004, the Bankruptcy Court approved a settlement of the Equity Holders litigation (see Note 9 for further explanation of the Equity Holders Litigation). The payments required under the settlement were $.6 million, which were paid by the Company during the fourth quarter of 2004. The payment of these costs was funded by the PI Trust. The Company has recorded an accrued liability for this amount at January 2, 2005.

Also see discussion regarding Raymark in Note 1.

Note 21 - Summarized Quarterly Financial Data - Unaudited

	2004 Fiscal Quarters Ended
	March 28	June 27	September 26	January 2
Net sales	$56,598	$58,405	$53,984	$58,326
Gross profit	11,059	12,529	8,914	8,433
Income (loss) before income
taxes and minority interest	2,435	1,382	(2,469)	(1,571)
Net income (loss)	1,351	57	(3,269)	(889)
Basic and diluted
income (loss) per share	.03	.00	(.08)	(.02)
Market range:
High	3.88	3.35	2.01	2.08
Low	3.32	1.45	1.20	1.62

During the third quarter of 2004, the Company recorded costs related to its domestic reorganization of $.7 million and cost related to the settlement of a lawsuit of $.6 million.

During the fourth quarter of 2004, the Company recorded restructuring costs of $5.1 million as more fully described in Note 3. Additionally, during the fourth quarter of 2004, the Company recognized other income of $6.1 million related to the reduction of the deferred payable to the PI Trust as a result of the establishment of a valuation allowance against the deferred income tax asset that will inure to the benefit of the PI Trust, partially offset by an increase to the short-term payable to the PI Trust due to the increase in prior years refundable federal income taxes that will also inure to the benefit of the PI Trust.

RAYTECH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise noted, except per share data)

Note 21 - Summarized Quarterly Financial Data - Unaudited (Continued)

	2003 Fiscal Quarters Ended
	March 30	June 29	September 28	December 28
Net sales	$55,735	$54,093	$47,878	$48,159
Gross profit	8,885	8,136	5,537	3,568
Income (loss) before income
taxes and minority interest	384	(1,906)	15,124	(52,671)
Net loss	(73)	(1,539)	(17,066)	(47,765)
Basic and diluted
income (loss) per share	.00	(.04)	(.41)	(1.14)
Market range:
High	7.22	8.20	4.85	3.94
Low	4.15	3.00	3.23	3.15

During the fiscal quarter ended December 28, 2003, the Company recorded certain adjustments that specifically impacted the comparability of the quarterly results. The most significant of which was a charge of $48.8 million for the impairment of goodwill and other intangible assets of $37.8 million and an impairment charge to long-lived assets of $11.0 million. Further, the Company recorded an inventory reserve of $1.2 million related to certain parts that are sold below the cost of production. In addition, a reversal of $1.9 million for an over-accrual of property taxes was recorded.

During the fiscal quarter ended September 28, 2003, the Company recognized income of $23.7 million and a corresponding amount in the income tax provision related to the reduction of the deferred payable to the PI Trust as a result of the establishment of a valuation allowance of an equal amount against the deferred income tax asset that will inure to the benefit of the PI Trust in accordance with the Tax Assignment and Assumption Agreement.

Note 22 - Subsequent Event

On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased shares of APC owned by Raymark. The transaction increased the Company’s indirect ownership of APC from approximately 57% of its outstanding common stock to approximately 96% of its outstanding common stock.

APC purchased 41,904 shares of APC common stock that were owned by Raymark, and in payment therefor, APC issued a ten year unsecured subordinated promissory note in the initial principal amount of $7.2 million (the “Note”).

The Note is subordinated to APC’s existing and future senior indebtedness and will bear interest at an annual rate of 8% payable quarterly; one-half of which is payable in cash and one-half of which is payable, at APC’s option, in either cash or by increasing the outstanding principal amount of the Note. Principal payments on the Note are due on each annual anniversary of the issue date of the Note, beginning in 2011, at an annual rate of 3% of the then outstanding principal balance, with a final payment in full in 2015. APC may redeem the Note, in whole or in part, at any time without premium or penalty. In addition to certain financial reporting requirements, the Note contains net worth and current ratio covenants as well as merger and asset sale limitations, which if not met could cause an event of default permitting the holder of the Note to accelerate the repayment of the entire principal amount and all accrued interest then outstanding under the Note.

Report of Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Raytech Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 30 present fairly, in all material respects, the financial position of Raytech Corporation and its subsidiaries (the “Company”) at January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Hartford, Connecticut
April 18, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9a. Controls and Procedures

(a)
Based on an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company’s principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)
There has been no change during the quarter ended January 2, 2005 in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

None.

PART III
Item 10. Directors and Executive Officers of the Registrant

Directors

Set forth below are the names of all directors, together with their ages as of March 15, 2005, principal occupations and business experience during the last five years, present directorships, and the year each first became a director. John H. Laeri, Jr., who served as a director from 2001 through 2004, died in February 2005.

		Principal Occupation
		Business Experience
		During Last 5 Years	First
		and Present	Became
Name	Age	Directorships	Director

Robert F. Carter	59	Attorney, Carter & Civitello	2001

Archie R. Dykes	74	Director, Midas International,	2002
		Inc. and PepsiAmericas, Inc.
		Chairman and Chief Executive
		Officer, Fleming Companies, Inc.,
		a food distribution company,
		from 2003 to 2004; Chairman and
		Chief Executive Officer of
		Capital City Holdings, Inc.,
		an investment company, from
		1988 to 2003 and Chairman in 2004

David N. Forman	67	President, DBL Land	2002
		Company, a real estate
		developer

Stanley J. Levy	70	Attorney, Levy, Phillips	2001
		& Konigsberg LLP
		Chairman of the Board

Richard A. Lippe	66	Attorney, Meltzer, Lippe,	2002
		Goldstein & Breitstone, P.C.

Gene Locks	67	Attorney, Locks Law Firm	2001

John J. Robbins	65	Accountant, retired	2003
		partner of Kenneth
		Leventhal & Co.;
		Director and member of
		the Audit Committee of
		Hovnanian Enterprises, Inc.,
		since 2001

Directors’ Compensation

The directors’ compensation includes the following annual retainers:

Chairman of the Board Retainer	$150,000
Other Directors Retainer	30,000
Additional Audit Committee Chair Retainer	15,000
Additional Other Committee Chair Retainer	7,500
Additional Audit Committee Member (Non-Chair) Retainer	6,000
Additional Other Committee Member (Non-Chair) Retainer	3,500

In addition, each director receives $1,500 for each Board of Directors meeting attended and $1,500 for each committee meeting attended. There is no minimum attendance rule and any director that misses all meetings would receive the annual retainer but no meeting fees.

Audit Committee

Raytech has a standing Audit Committee, consisting of directors John J. Robbins (Chairman), David N. Forman and Gene Locks, established by the Board of Directors for the purpose of overseeing the accounting and financial reporting processes and audits of the financial statements of Raytech. The Audit Committee complies with the corporate governance rules of the New York Stock Exchange (“NYSE”) applicable to Audit Committees and all of its members are “independent,” as defined in the NYSE Listing Standards.

Audit Committee Financial Expert

The Board of Directors has determined that it has at least one “audit committee financial expert,” as defined in Regulation S-K of the Securities and Exchange Commission (“SEC”), serving on its Audit Committee. The Board of Directors has determined that the Chairman of the Audit Committee, John J. Robbins, is an audit committee financial expert and that Mr. Robbins is “independent,” as defined in NYSE Listing Standards.

Executive Officers

Set forth below are the names of all current “executive officers”, of which the Company has only four, including the CEO, together with their ages as of March 31, 2005, their principal occupations and business experience during the last five years, and the year in which each first became an officer. Mr. Butz and Mr. Klee are officers of subsidiaries of the Company and are included in the table and elsewhere in this report because they may be deemed to be “executive officers” of the Company under applicable rules of the SEC.

			First Became
			Officer of Company
Name	Age	Positions Held	or Subsidiary

Larry W. Singleton	54	President and	2004
		Chief Executive
		Officer (1)

John B. Devlin	53	Vice President,	1998
		Treasurer and Chief
		Financial Officer

John A. Butz	53	Chief Operating Officer,	1990
		North American
		Operations since 2004;
		prior thereto, President
		of subsidiaries in the
		Aftermarket Segment

Alfred Klee	58	Managing Director,	1991
		International Operations
		since 2004; prior thereto,
		Managing Director of
		subsidiaries in the Dry
		Friction Segment

(1) Mr. Singleton is not an employee of the Company. Mr. Singleton has been a principal in AlixPartners LLC since 2004. AlixPartners recommended Mr. Singleton to the Board of Directors as an interim President and Chief Executive Officer. AlixPartners provides operational and financial consulting services to Raytech. Before becoming a principal in AlixPartners in February, 2004, Mr. Singleton was a Director of Safety-Kleen Corp. from August 2002 to December 2003, Executive Vice President and Chief Financial Officer of Safety-Kleen Corp. from November 2001 to December 2003, and Senior Vice President and Chief Financial Officer of that company from August 2000 to November 2001. Before joining Safety-Kleen Corp. Mr. Singleton was Executive Vice President of Gulf States Steel, Inc. from February 1999 to July 2000. From January 2000 through January 2001, Mr. Singleton served as an investment committee member to Revitalizacni Agentura, a.s., a subsidiary of the Czech Republic’s national bank, formed to assist the Czech government in restructuring numerous industrial companies in anticipation of entering the European Union. Mr. Singleton has been a Director of The Thaxton Group, Inc., a sub-prime lender, since January, 2004.

Item 11. Executive Compensation

Summary Compensation Table:

The following Summary Compensation Table identifies compensation paid for 2004 and the two prior years to the Chief Executive Officer, the former Chief Executive Officer, and the four other “executive officers” of the Company as of January 2, 2005.

						Long-Term
		Annual Compensation				Compensation		All Other
Name/		Salary		Bonus	Other	Awards	Payouts	Compensation
Position	Year	($)		($)	($) (1)	Options #	LTIP ($)	($) (2)
Larry W. Singleton (3)	2004	(3)		(3)	(3)	(3)	(3)	(3)
President and Chief	2003	—		—	—	—	—	—
Executive Officer	2002	—		—	—	—	—	—
Albert A. Canosa (4)	2004	196,332		—	14,282	—	—	477,728
Former Chief	2003	402,784	(5)	—	30,616	800,000	—	19,828
Executive Officer	2002	321,352		—	39,575	—	—	19,204
John B. Devlin	2004	224,308		25,000	19,117	—	—	4,385
Vice President,	2003	214,424		—	22,951	267,000	—	4,359
Treasurer and	2002	187,377		—	29,172	—	—	3,790
Chief Financial
Officer
John A. Butz	2004	200,154		84,000	20,303	—	—	55,406
Chief Operating	2003	179,990		2,000	12,215	118,000	—	349
Officer, North	2002	173,400		2,000	11,879	—	—	331
American
Operations
Alfred Klee(6)	2004	267,895		115,039	14,516	—	—	2,825
Managing Director,	2003	208,526		91,815	11,283	140,000	—	2,564
International	2002	163,383		109,470	8,587	—	—	2,138
Operations
Edgar P. DeVylder (7)	2004	208,638		—	12,808	—	—	9,621
Vice President,	2003	196,633		—	11,572	267,000	—	752
Administration,	2002	14,295		—	285	—	—	—
General Counsel
and Secretary

(1)	The numbers stated under “Other Annual Compensation” include:
a.
the Company’s contributions to Messrs. Canosa, Devlin, Butz, and DeVylder under its employee 401(k) plan in the amounts of $6,629, $8,200, $7,745 and $8,200, respectively, for 2004; $8,000, $7,518, $7,058, and $7,659, respectively, for 2003; and $8,000, $6,937, $6,800, and $0, respectively, for 2002.

b.
the Company’s contributions to the Senior Executive Retirement Plan, a supplemental defined contribution plan for senior management (“SERP”), for the benefit of Messrs. Canosa, Devlin, Butz and DeVylder in the amounts of $3,315, $7,764, $10,440, and $4,608, respectively, for 2004; $19,666, $4,980, $3,529, and $3,913, respectively, for 2003; and $12,908, $3,748, $3,400, and $285, respectively, for 2002.

c.
country club dues for Mr. Butz of $468 for 2004, for Mr. Devlin and Mr. Butz of $1,713 and $457, respectively, for 2003 and for Messrs. Canosa, Devlin and Butz of $7,764, $10,414 and $415, respectively, for 2002.

d.
the value of personal use of company cars of $4,338, $3,154, $1,650, and $14,516 for Messrs. Canosa, Devlin, Butz, and Klee, respectively, during 2004; $2,950, $8,741, $1,170 and $11,283 for Messrs. Canosa, Devlin, Butz, and Klee, respectively, for 2003; and $10,903, $8,074, $1,264, and $8,587 for Messrs. Canosa, Devlin, Butz, and Klee, respectively, for 2002.

(2)	The numbers stated under “All Other Compensation” include:
a.
executive life and disability insurance for Messrs. Canosa, Devlin, Butz and DeVylder of $19,090, $4,385, $404, and 815, respectively, for 2004; $19,828, $4,360, $349, and $752, respectively, for 2003; and $19,204, $3,790, $331, and $0, respectively, for 2002.

b.	executive life insurance for Mr. Klee of $2,684 for 2004, $2,435 for 2003 and $2,031 for 2002; and accident insurance for Mr. Klee of $141 for 2004, $128 for 2003 and $107 for 2002.
c.	reimbursement of relocation-related expenses of Mr. Butz of $55,002.
d.	for Mr. Canosa, a severance payment of $423,323, and a payout of his SERP account of $35,315.

(3)
Mr. Singleton is a principal in AlixPartners LLC and is not an employee of the Company. In 2004, the Company entered into an agreement with AlixPartners to pay it $440 per hour, not to exceed $85,000 per month, for Mr. Singleton’s services. The Company paid a total of $537,700 to AlixPartners for Mr. Singleton’s services in 2004 and $28,836 in travel and other expenses, and did not pay any direct compensation to Mr. Singleton. In January 2005, the Company paid an additional success fee of $200,000 to AlixPartners based on Mr. Singleton’s activities during 2004.

(4)	Mr. Canosa’s employment terminated in May, 2004.

(5)	This number includes a retroactive salary adjustment of $45,000 for 2002 that was paid in March 2003.

(6)	All amounts paid to Mr. Klee were paid in Euros and are converted to U.S. dollars in the above table at the applicable average annual rate during the year.

(7)
Mr. DeVylder was hired in December 2002 and terminated his employment in January 2005. A severance payment of $155,700 and a payment of his SERP account of $8,806 were made in 2005, and are not included in the table.

Mr. Devlin and Mr. Butz each have, and Mr. DeVylder had, a termination pay agreement that applies if (a) the Company terminates his employment (except where he is terminated for Cause, as defined), (b) he terminates his employment due to (i) a significant diminution in his position, authority, duties or responsibilities, (ii) a material reduction in base salary, opportunity to earn annual bonuses other than as a result of adverse changes in the Company’s operating results, or other compensation or benefits, or (iii) relocation of his place of business by more than 35 miles from his previous place of business without his consent, or (c) his employment is terminated by death or disability (a “Qualifying Termination”). These agreements remain in effect for one year after a change in control of the Company, which is defined as the Company ceasing to be a public company, any person acquiring more than 25% of the outstanding common stock, or the shareholders approving a merger in which the Company is not the surviving entity or a sale of all or substantially all of the assets of the Company or of the Company and its majority-owned subsidiaries. If the termination pay becomes applicable, the Company will pay the executive 1.5 times the sum of (i) his annual base salary then in effect plus (ii) the average annual bonus awarded to him for the preceding three years, and continue his medical, life and other benefits for 2.5 years or until he obtains coverage from another employer. One-half of the severance payment is subject to mitigation, i.e. will not be paid to the extent the executive has been paid for other employment.

In 2000, the Company entered into an employment agreement with Mr. Klee for a term currently expiring in December 2006. Unless the Company gives written notice of termination at least 18 months prior to the expiration date, the contract will be automatically extended for an additional year until the year Mr. Klee reaches the age of 65. This agreement remains in effect upon a change of control of the Company. If Mr. Klee’s employment is terminated by the Company prior to the contract expiration date, he is entitled to payment of his base salary until expiration of the contract term, Mr. Klee is also subject to a non-competition clause after termination of his employment prior to age 65, for which the Company must pay him 50% of his base salary unless the Company gives Mr. Klee one year’s written notice of a disclaimer of the non-competition restraint or unless he breaches the non-competition provision. In the event of Mr. Klee’s death, his heirs are entitled to a payment of his salary for an additional six months.

Option Grants in Last Fiscal Year

The Company granted no options or stock appreciation rights in the last fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Unexercised
			Unexercised	In-the-Money
	Shares		Options	Options
	Acquired		at 1/2/05	at 1/2/05
	On	Value	Exercisable/	Exercisable/
	Exercise	Realized	Unexercisable	Unexercisable
Name	(#)	($)	(#)	($)
Larry W. Singleton	-0-	-0-	-0-	-0-/-0-
Albert A. Canosa	-0-	-0-	304,131/0	-0-/-0-
John B. Devlin	-0-	-0-	133,500/133,500	-0-/-0-
John A. Butz	-0-	-0-	43,869/88,500	-0-/-0-
Alfred Klee	-0-	-0-	47,000/105,000	-0-/-0-
Edgar P. DeVylder	-0-	-0-	133,500/133,500	-0-/-0-

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the filings furnished to the Company and on representations from its directors and executive officers, the directors and executive officers of the Company and holders of more than 10% of the Company’s Common Stock complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year 2004.

Code of Ethics

Raytech has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The Code of Business Conduct and Ethics is posted on the Company’s Website, www.raytech.com, and is available in print to any shareholder by contacting the General Counsel, Raytech Corporation, Suite 295, Four Corporate Drive, Shelton, CT 06484.

Performance Table

The following table compares the Company's cumulative total shareholder return on its common stock with certain indexes and peer groups for a five-year period:

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG RAYTECH CORPORATION, RUSSELL 2000 INDEX* AND DOW JONES AUTO PARTS INDUSTRY GROUP INDEX*

			Dow Jones Auto
		Russell 2000	Parts Industry
	Raytech	Index	Group Index
1999	$100	$100	$100
2000	65	96	71
2001	74	97	91
2002	186	76	81
2003	97	110	113
2004	54	129	117

*Based on closing index on the last trading day of the calendar year.

Assumes $100 invested on December 31, 1999 in Raytech common stock, Russell 2000 Index, and Dow Jones Auto Parts Industry Group Index.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Raytech, currently consisting of two directors, makes this report of its compensation policies applicable to the “executive officers” named in the Compensation Table and the basis for the former Chief Executive Officer’s compensation for the last completed fiscal year.

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

Pursuant to its charter, the Compensation Committee recommends to the Board, for its approval, the future compensation levels of the CEO and executive officers of the Company. To accomplish the compensation objectives, all salaried positions, including the former Chief Executive Officer, were graded to reflect the level of responsibility inherent in the position and its market value. The grading took into account the following factors: organizational relationships, knowledge requirements, impact potential on corporate profitability, scope of monetary responsibility, scope of managerial control and the areas of functional responsibility requiring direction. The Compensation Committee considers all such factors but places no relative weight on any of the factors, and retains full discretionary authority in establishing executive compensation.

Mr. Singleton, the acting CEO, is a principal in AlixPartners LLC and is not an employee of the Company. In 2004, the Company entered into an agreement with AlixPartners to pay it $440 per hour, not to exceed $85,000 per month, for Mr. Singleton’s services. The Company did not pay any direct compensation to Mr. Singleton. In January 2005, the Company paid an additional success fee of $200,000 to AlixPartners based on Mr. Singleton’s activities during 2004. The Board of Directors is currently negotiating with Mr. Singleton the terms of a permanent appointment as President and Chief Executive Officer.

In 2002, the base salary for executive officers was set in relation to the base salary policy and practice of other bonus paying employers in the metalworking/fabricating industry. The data source for determining the base salary practice of bonus paying employers was Hewitt Associates Total Compensation Measurement Survey, which resulted from an integration of Management Compensation Services Project 777 Study and Hewitt’s Compensation Data Base used in the past. This data source was selected as a model for executives’ salaries based upon the similarities of industry, operations and products to Raytech and the prestige of the sponsoring firm. Of all industry groups of corporations set forth in the Total Compensation Measurement Survey, the metalworking/fabricating group was determined by the Compensation Committee to be the closest and most fitting in type of operations, products and job responsibilities to Raytech. The Committee also obtained 2001 compensation data from Watson Wyatt Worldwide, compensation consultants. In 2002, the base salaries of executive officers, including the former Chief Executive Officer, were found to be generally low compared to those in the reference group in the survey. Special pay practice surveys may be conducted if the Compensation Committee deems it appropriate in its discretion but no such survey has been conducted with respect to executive officer salaries within the last three years. In 2003 and 2004, the Committee determined that executive officers would not be eligible for automatic merit salary increases.

To strengthen the executives’ commitment to improvement of the financial performance of Raytech, the amount available for distribution as bonuses in any year was determined by earnings before tax and other financial measures at the Board’s discretion. Generally, during the years 2002, 2003 and 2004, the Board required that Raytech achieve a stipulated earnings before tax goal before targeted bonuses were paid.

None of the annual bonus plan’s stipulated earnings before tax goals for the 2002, 2003 and 2004 fiscal years were achieved. However, in each of those years, discretionary bonuses were approved by the Committee and paid to certain of the executive officers based on the profitability of their business unit or their individual performance and contribution to key corporate objectives during the year, as shown in the Compensation Table. Specifically, in February 2005, the Compensation Committee and the Board of Directors approved, subject to certain conditions, the payment of bonuses to 66 senior managers of the Company, including the executive officers listed in the Compensation Table, in respect of their individual 2004 performance. The conditions to payment have not been fully satisfied and these bonuses have not yet been paid. In February 2005, the Committee and the Board also approved, subject to certain conditions, a bonus plan for 76 senior managers of the Company, including the executive officers listed in the Compensation Table, based on achievement of individual, corporate and segment goals for 2005 to be specified in advance.

In late 2002, the Board replaced a prior three-year strategic plan bonus plan with a long-term employee stock option plan, pursuant to which the Board approved the option grants to the named officers described below. The stock option program is designed to (i) provide stockholder returns comparable to other high-performance publicly traded companies; (ii) strengthen key management commitment to improve the long-term financial performance of Raytech; (iii) provide key management with a shareholder perspective; and (iv) focus key employee resources on technology-driven growth.

Effective January 1, 2003, the former Chief Executive Officer and the other named executive officers were granted options to purchase the common stock of the Company at the then market price of $5.70 per share, in the amounts set forth in the table above. The grants were made in order to provide an additional incentive for such individuals through the potential for appreciation of the stock and to more closely align the financial interests of the executives with those of the stockholders. No options have been granted since 2003.

Raytech’s basic and matching contributions under the 401(k) defined contribution plan to the executive officers, including the former Chief Executive Officer, were made to all participants in the plan in accordance with the operative provisions of said plan. Such provisions, which apply to all participants, provide for a basic Company contribution, a matching company contribution and a supplemental Company contribution, subject to IRS contribution and income limits. Only the supplemental Company contribution is discretionary under the plan and if granted is made to all participants. The supplemental Company contribution was not made to any salaried participants for 2002, 2003 or 2004. In 2002, the Compensation Committee approved and in 2003 the Company established the Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Company makes supplemental contributions of 2% of salary plus bonus up to $200,000, and 8% of salary and bonus over $200,000, to accounts for the benefit of the former CEO, and certain executive officers as indicated in the footnotes to the Compensation Table. The SERP is an unfunded deferred compensation plan designed to supplement the 401(k) plan, and Company contributions vest on the same schedule as under the 401(k) plan.

Raytech currently has not established any policy with respect to qualifying compensation paid to executive officers under Section 162(m) of the Internal Revenue Code. In the event such a policy is established, it will be included in this Compensation Committee Report on Executive Compensation.

Compensation Committee Richard A. Lippe, Chairman Robert F. Carter

Compensation Committee Interlocks and Insider Participation

Messrs. Carter, Laeri, Locks and Lippe served as members of the Compensation Committee in fiscal year 2004. None of such committee members (i) was, during fiscal year 2004, an officer or employee of the Company or any of its subsidiaries, (ii) was formerly an officer of the Company or any of its subsidiaries, or (iii) had any relationship requiring disclosure by the Company pursuant to any paragraph of Item 404 of SEC Regulation S-K, except Mr. Lippe is a trustee and Mr. Carter is the Legal Representative of the future claimants under the PI Trust, which has the relationship with the Company described in Item 13, “Certain Relationships and Related Transactions.”

No executive officer served as an executive officer, director or member of a compensation committee of any entity of which an executive officer is a member of the Compensation Committee of the Company or the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	1,942,164	$5.49	2,335,225
Equity compensation
plans not approved
by security holders	—	—	—
Total	1,942,164	$5.49	2,335,225

Security Ownership

The following table sets forth information as of March 31, 2005 concerning:

•	beneficial ownership of Raytech’s common stock by persons beneficially owning more than 5% of the outstanding common stock, including the Raytech Personal Injury Trust;
•	beneficial ownership of Raytech’s common stock by each of the directors and the “executive officers” named in the Summary Compensation Table (including certain former executive officers); and
•	beneficial ownership of Raytech’s common stock by all directors and current “executive officers” as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire as of May 31, 2005, 60 days after March 31, 2005, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

	Shares of
	Common Stock		Percent
	Beneficially Owned		Of Class (1)
Shareholders
Raytech Corporation Asbestos Personal Injury Settlement Trust (“PI Trust”)	34,584,432	(2)	82.86%
U.S. Environmental Protection Agency (“EPA”)	2,300,868	(2)	5.51%

Non-Management Directors
Robert F. Carter	-0-		(3)
Archie R. Dykes	-0-	(4)	(3)
David N. Forman	-0-		(3)
Stanley J. Levy	-0-		(3)
Richard A. Lippe	-0-	(4)	(3)
Gene Locks	-0-		(3)
John J. Robbins	-0-		(3)

Named Executive Officers
Larry W. Singleton	-0-		(3)
President and Chief Executive Officer

Albert A. Canosa	361,781	(5)	(3)
Former Chief Executive Officer

John B. Devlin	134,185	(6)	(3)
Vice President, Treasurer and Chief Financial Officer

John A. Butz	43,869	(7)	(3)
Chief Operating Officer, North American Operations

Alfred Klee	47,000	(8)	(3)
Managing Director, International Operations

Edgar P. DeVylder	133,500	(9)	(3)
Former Vice President, Administration, General Counsel and Secretary

All Directors and “Executive Officers” as a Group	720,335	(10)	1.69

(1)	Based on 41,737,306 shares of common stock outstanding, plus, in the case of persons holding options, shares subject to options that are exercisable within the next 60 days.
(2)
The PI Trust’s ownership does not include the 2,300,868 shares owned by the Environmental Protection Agency, which the PI Trust has the right to acquire under certain circumstances pursuant to an agreement entered into at the time of the Company’s reorganization.

(3)	Less than 1%.
(4)	Mr. Dykes and Mr. Lippe are trustees of the PI Trust and, in such capacity, share (with a third trustee) the power to vote and to dispose of the PI Trust’s shares.
(5)	Total includes 326,363 shares which Mr. Canosa holds options to purchase that are exercisable within the next 60 days and which expire on June 1, 2005.
(6)	Includes 133,500 shares which Mr. Devlin holds options to purchase that are exercisable within the next 60 days.
(7)	Includes 43,869 shares which Mr. Butz holds options to purchase that are exercisable within the next 60 days.
(8)	Includes 47,000 shares which Mr. Klee holds options to purchase that are exercisable within the next 60 days.
(9)	Includes 133,500 shares which Mr. DeVylder holds options to purchase that are exercisable within the next 60 days and which expire on April 2, 2005.
(10)	Total includes 684,232 shares which the “executive officers” as a group hold options to purchase that are exercisable within the next 60 days.

Item 13. Certain Relationships and Related Transactions

Raymark owned, through its court appointed bankruptcy trustee, approximately 40% of the common stock of APC, a subsidiary of the Company. On January 18, 2005, the Company and APC entered into a Stock Purchase Agreement pursuant to which APC will purchase the APC common stock owned by Raymark in exchange for a ten-year unsecured subordinated promissory note in the original principal amount of $7.2 million. On March 21, 2005, APC completed the purchase of the shares and delivered the note.

Approximately 83% of Raytech’s common stock is owned by the PI Trust, which was created in the reorganization to represent the interests of asbestos-related claimants. Since the majority of Raymark’s creditors are asbestos-related claimants, it is anticipated that the assets of Raymark will ultimately be transferred to the PI Trust established for those same claimants. Raytech directors, Richard Lippe and Archie Dykes, are Trustees of the PI Trust and Raytech director Robert Carter is the court-appointed Legal Representative of future claimants under the PI Trust.

In connection with its Plan of Reorganization, in 2001, Raytech entered into the Tax Benefits Agreement with the PI Trust. Pursuant to the Tax Benefits Agreement, all tax benefits received by Raytech due to the reorganization are to be passed onto the PI Trust as received. At January 2, 2005, the Company had tax loss carryforwards of $107.0 million and tax credit carryforwards of $2.5 million. The net operating loss carryforwards are allocated between Raytech and the PI Trust in the amounts of $25.0 million and $82.0 million, respectively. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Tax Benefits Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the net operating losses created by the reorganization, and contributions made to the Raymark pension plans.

During 1998 and 1997, the Company purchased yarn from Universal Friction Composites (”UFC” ), a company that is in bankruptcy which was consolidated with the Raymark bankruptcy in January 2002. At January 2, 2005 and December 29, 2003, $246 thousand was owed to UFC relating to these purchases. In addition, in 1998, the Company acquired manufacturing equipment from UFC for $1,051 thousand, of which $907 thousand was owed to UFC at January 2, 2005 and December 28, 2003. With the majority of the creditors of UFC being asbestos-related claimants, it is anticipated that a majority of the equity or the assets of UFC will be transferred to the PI Trust.

Upon emergence from bankruptcy, the Company committed to backstop the Raymark court appointed trustee for professional fees in the event that the Raymark court appointed trustee has insufficient recovery funds for such purposes up to $1.0 million. At January 2, 2005 the Company has $1.0 million included in accrued liabilities related to this commitment.

On October 27, 2004 the Bankruptcy Court approved a settlement of the Equity Holders litigation (see Note 9 - Litigation to the Consolidated Financial Statements for further explanation of the Equity Holders Litigation). The payments required under the settlement were $.6 million, which were paid by the Company during the fourth quarter of 2004. The payment of these costs was funded by the PI Trust. The Company has recorded an accrued liability for this amount at January 2, 2005.

Item 14.  Principal Accounting Fees and Services

For the fiscal years ended January 2, 2005, and December 28, 2003, fees for services provided by PricewaterhouseCoopers LLP (“PwC”) were as follows:

	(in thousands)
	2004	2003
Audit Fees	$729	$691
Audit-Related Fees	44	14
Tax Fees	168	214
Other fees	—	3
Total	$941	$922

Audit Fees

As noted above, fees billed by PwC for professional services rendered for the audit of Raytech’s annual financial statements for 2004 and for the reviews of the financial statements included in Raytech’s Forms 10-Q in 2004 (or services that are normally provided by the accountant in connection with statutory and regulatory filings) were $729 thousand. The Audit Committee approved in advance PwC’s provision of all audit and audit-related services.

Audit-Related Fees

The audit-related fees listed above are those fees for services reasonably related to the performance of the audit or review of the Company’s financial statements and not included in “Audit Fees.”

Tax Fees

The tax fees listed in the table were for services rendered for tax compliance (including federal and state returns) and tax examination assistance.

Other Fees

PwC did not render or bill for any non-audit services during 2004 (including tax assistance).

Financial Information Systems Design and Implementation Fees

PwC did not render or bill any financial information systems design and implementation services to Raytech in 2004.

Audit Committee Pre-Approval

It is the policy of the Audit Committee to pre-approve all audit and non-audit services that PwC is permitted to provide, either by express prior approval of the particular engagement or entry into such engagement pursuant to detailed pre-approval policies and procedures established by the Committee. The Audit Committee approved in advance PwC’s provision of all non-audit services. The Audit Committee considered whether and determined that the provision of these services was compatible with maintaining PwC’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a.) The following financial statements are included in Part II, Item 8:

(1)   Financial Statements

Consolidated Balance Sheets at January 2, 2005 and December 28, 2003

Consolidated Statements of Operations for the years ended January 2, 2005, December 28, 2003 and December 29, 2002

Consolidated Statements of Cash Flows for the years ended January 2, 2005, December 28, 2003 and December 29, 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended January 2, 2005, December 28, 2003 and December 29, 2002

Notes to the Consolidated Financial Statements

Report of Independent Accountants

(2)   Financial statement schedules

Schedules not included with this additional financial information have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or footnotes.

(3)   Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description

2(a)
Raytech Corporation’s Second Amended Plan of Reorganization. Incorporated by reference to the Exhibit to Registrant’s Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

3(a)	Amended and Restated Certificate of Incorporation of Raytech. Incorporated by reference to Annual Report on Form 10-K for the year ended December 28, 2003, filed April 12, 2004.

3(b)	Amended and Restated By-Laws of Raytech. Incorporated by reference to Annual Report on Form 10-K for the year ended December 28, 2003, filed April 12, 2004.

4(a)	Amendment No. 1 to Form S-4 Registration Statement, Registration No. 33-7491. Filed with the Securities and Exchange Commission on September 5, 1986.

4(b)(1)
Loan and Security Agreement dated September 28, 2000, between Raybestos Products Company and Raytech Automotive Components Company and Congress Financial Corporation (New England), as amended November 12, 2003. Incorporated by reference to Annual Report on Form 10-K for the year ended December 28, 2003, filed April 12, 2004.

4(b)(2)
Amendment to Loan and Security Agreement dated September 28, 2000, between Raybestos Products Company and Raytech Automotive Components Company and Congress Financial Corporation (New England), dated May 10, 2004, and form of Mortgage filed May 13, 2004. Incorporated by reference to Quarterly Report on Form 10-Q filed May 12, 2004.

4(b)(3)
Amendment to Loan and Security Agreement dated September 28, 2000, between Raybestos Products Company and Raytech Automotive Components Company and Congress Financial Corporation (New England), dated October 12, 2004. Filed herewith.

4(b)(4)
Amendment to Loan and Security Agreement dated September 28, 2000, between Raybestos Products Company and Raytech Automotive Components Company and Wachovia Capital Finance Corporation (New England), dated April 13, 2005. Filed herewith.

4(c)(1)
Loan Agreement, Security Agreement and Promissory Note dated October 23, 2003, between Raytech Powertrain, Inc., Allomatic Products Company and Raytech Systems, Inc. and Wachovia Bank, National Association. Incorporated by reference to Annual Report on Form 10-K for the year ended December 28, 2003, filed April 12, 2004.

4(c)(2)
Joinder and Assumption Agreement between Raybestos Powertrain LLC, Raytech Powertrain, Inc., Allomatic Products Company and Raytech Systems, Inc. and Wachovia Bank, National Association dated May 11, 2004. Incorporated by reference to Quarterly Report on Form 10-Q filed May 12, 2004.

4(c)(3)
Amendment to the Loan Agreement dated October 23, 2003, between Raytech Powertrain, Inc., Allomatic Products Company and Raytech Systems, Inc. and Wachovia Bank, National Association dated April 13, 2005. Filed herewith.

10(a)
Raytech Corporation 1990 Non-Qualified Stock Option Plan. Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-42420) filed with the Securities and Exchange Commission on August 23, 1991.

10(b)
 Amended and Restated Agreement and Plan of Merger dated as of September 4, 1986. Incorporated by reference to the Exhibit to Registrant's Amendment No. 1 to Form S-4, Registration Statement, Registration No. 33-7491, filed with the Securities and Exchange Commission on September 5, 1986.

10(c)
Stock Purchase Agreement dated March 30, 1987 between Raymark Industries, Inc. and Raytech Composites (c), Amendment dated July 18, 1991 (f) and Amendment dated December 21, 1992. Incorporated by reference to the Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1993.

10(d)
Asset Purchase Agreement dated October 29, 1987 between Raymark Industries, Inc. and Raytech Composites, Inc. (c), Amendment dated July 18, 1991 (f) and Amendment dated December 21, 1992 Incorporated by reference to the Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1993.

10(e)
Stock Purchase Agreement dated May 18, 1988 between Raytech Corporation and Asbestos Litigation Management, Inc. Incorporated by reference to the Exhibit to Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1989.

10(f)
Stock Purchase Agreement dated as of January 18, 2005, by and among Allomatic Products Company, Raytech Corporation and Raymark Industries, Inc., by its Chapter 11 Trustee. Incorporated by reference to the exhibit to Registrant’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005.

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

10(i)	Raytech Corporation 2002 Incentive Compensation Plan. Incorporated by reference to Annual Report on Form 10-K for the year ended December 28, 2003, filed April 12, 2004.

10(k)	Agreement between Raytech Corporation and AlixPartners LLC dated May 21, 2004. Filed herewith.

10(l)
Collective Bargaining Agreement signed on October 12, 2004, between Raybestos Automotive Components Company, an indirect wholly owned subsidiary of the Registrant, and Local 771, International Union United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). Incorporated by reference to the Exhibit to Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2004.

10(m)
Settlement Agreement and Release approved October 27, 2004, by and among the Official Committee of Equity Security Holders in the Chapter 11 case of Raytech Corporation, Raytech Corporation, the Raytech Corporation Asbestos Personal Injury Trust, the Official Committee of Unsecured Creditors in the Chapter 11 case of Raytech Corporation, and Robert Carter, in his capacity as the Future Claimants’ Representative in the Chapter 11 case of Raytech Corporation, Incorporated by reference to the Exhibit to Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2004.

21	Subsidiaries of Raytech. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Copies of exhibits, which are not included herewith, may be obtained by submitting a written request, specifying the name of the exhibit and including payment of $2.00 for each exhibit to cover handling and postage, to: Corporate Secretary, Raytech Corporation, Suite 295, Four Corporate Drive, Shelton, Connecticut 06484.

(b)    The Exhibits listed in item (a)(3), that indicate they are included with this filing, are included following the signature pages.

(c)    The required information is shown in the consolidated financial statements or footnotes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTECH CORPORATION

Date: April 18, 2005	By:	/s/ JOHN B. DEVLIN
John B. Devlin
Vice President, Treasurer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTECH CORPORATION

Date: April 18, 2005	By:	/s/ Larry W. Singleton
Larry W. Singleton
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on April 18, 2005.

Signatures	Title

/s/ JOHN B. DEVLIN	/s/ DAVID N. FORMAN
John B. Devlin	David N. Forman
Vice President, Treasurer and Chief Financial Officer	Director

/s/ ROBERT F. CARTER	/s/ STANLEY J. LEVY
Robert F. Carter	Stanley J. Levy
Director	Director

/s/ ARCHIE R. DYKES	/s/ RICHARD A. LIPPE
Archie R. Dykes	Richard A. Lippe
Director	Director

/s/ JOHN J. ROBBINS	/s/ GENE LOCKS
John J. Robbins	Gene Locks
Director	Director