Form 10-Q
period 2005-04-03
RAYTECH CORP
filed 2005-06-20
CIK 797917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarter Ended April 3, 2005,
or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to

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

Yes ☒  No ☐

As of April 29, 2005, 41,737,306 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of Raytech common stock on the New York Stock Exchange) on such date held by non-affiliates was approximately $9.3 million.

RAYTECH CORPORATION

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 3,	January 2,
	2005	2005
ASSETS
Current assets
Cash and cash equivalents	$12,112	$13,620
Restricted cash	5,064	5,548
Trade accounts receivable, less allowance
of $1,812 and $1,462	32,311	27,506
Inventories, net	42,020	39,582
Income taxes receivable	1,333	1,333
Deferred income taxes	3,109	3,854
Other current assets	2,653	3,009
Total current assets	98,602	94,452

Property, plant and equipment	120,904	126,118
Less accumulated depreciation	(44,427)	(46,113)
Net property, plant and equipment	76,477	80,005

Goodwill, net	5,912	5,912
Other intangible assets, net	22,407	22,731
Other assets	2,988	2,586
Total assets	$206,386	$205,686
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$18,538	$15,280
Current portion of pension obligation	2,242	2,248
Accounts payable	13,595	15,068
Accrued liabilities	26,079	23,810
Payable to the PI Trust	4,393	4,393
Total current liabilities	64,847	60,799

Long-term debt	17,701	11,416
Pension obligation	13,332	14,175
Postretirement benefits other than pension	17,387	16,834
Deferred payable to the PI Trust	3,631	4,627
Deferred income taxes	7,694	7,591
Other long-term liabilities	6,565	7,044
Total liabilities	131,157	122,486
Commitments and Contingencies
Minority interest	1,269	10,020

Shareholders’ Equity
Capital stock	—	—
Cumulative preferred stock, no par value,
5,000,000 shares authorized, none issued and
outstanding	—	—
Common stock, par value $1.00, 50,000,000 shares
authorized, 41,737,306 issued and
outstanding	41,737	41,737
Additional paid in capital	117,574	117,574
Accumulated deficit	(75,975)	(77,595)
Accumulated other comprehensive loss	(9,376)	(8,536)
Total shareholders’ equity	73,960	73,180
Total liabilities and shareholders’ equity	$206,386	$205,686

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the thirteen weeks ended
	April 3,	March 28,
	2005	2004
Net sales	$63,352	$56,598
Cost of sales	51,356	45,539

Gross profit	11,996	11,059

Selling, general and administrative expenses	9,618	8,610
Restructuring expenses	387	—

Operating profit	1,991	2,449

Interest expense	(381)	(315)
Reduction of payable to PI Trust	995	—
Other income, net	387	301

Income before provision for income
taxes and minority interest	2,992	2,435

Provision for income taxes	1,192	828

Income before minority interest	1,800	1,607

Minority interest	180	256

Net income	$1,620	$1,351

Basic and diluted earnings per share	$.04	$.03

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the thirteen weeks ended
	April 3,	March 28,
	2005	2004
Cash flows from operating activities:

Net income	$1,620	$1,351
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization	4,202	4,157
Other non-cash items	236	373
Changes in other operating assets and liabilities
Trade accounts receivable	(5,442)	(5,972)
Inventories	(2,866)	684
Accounts payable	(1,400)	(203)
Other operating assets and liabilities, net	1,775	(1,762)
Net cash used by operating activities	(1,875)	(1,372)

Cash flow from investing activities:
Capital expenditures	(2,490)	(842)
Proceeds on sales of property, plant and equipment	35	—
Restricted cash	484	(28)
Net cash used by investing activities	(1,971)	(870)

Cash flow from financing activities:
Net borrowings on short-term notes	3,387	5,513
Principal payments on long-term debt	(850)	(747)
Net cash provided by financing activities	2,537	4,766

Effect of exchange rate changes on cash	(199)	(40)

Net change in cash and cash equivalents	(1,508)	2,484

Cash and cash equivalents at beginning of period	13,620	16,413

Cash and cash equivalents at end of period	$12,112	$18,897

Supplemental schedule of non-cash investing
and financing activities:

Acquisition of APC minority shares owned by Raymark
through issuance of a long-term note payable	$7,200	$—

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 28, 2003	$41,737	$117,574	$(74,845)	$(8,556)	$75,910

Comprehensive income (loss):

Net income	—	—	1,351	—	1,351

Other comprehensive loss	—	—	—	(48)	(48)

Total comprehensive
income (loss)	—	—	1,351	(48)	1,303

Balance, March 28, 2004	$41,737	$117,574	$(73,494)	$(8,604)	$77,213

Balance, January 2, 2005	$41,737	$117,574	$(77,595)	$(8,536)	$73,180

Comprehensive income (loss):

Net income	—	—	1,620	—	1,620

Other comprehensive loss	—	—	—	(840)	(840)

Total comprehensive
income (loss)	—	—	1,620	(840)	780

Balance, April 3, 2005	$41,737	$117,574	$(75,975)	$(9,376)	$73,960

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 1 - Summary of Significant Accounting Policies

Presentation of Condensed Unaudited Consolidated Financial Statements

These condensed unaudited consolidated financial statements have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech Corporation (the “Company”) as of April 3, 2005 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments, with the exception of the entries to record the acquisition of minority shares of Allomatic Products Company (“APC”) which are discussed in Note 13, are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company’s financial statements and related notes filed on Form 10-K for the year ended January 2, 2005. Interim results are not necessarily indicative of the results for the full year.

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

	For the thirteen weeks ended
	April 3,	March 28,
	2005	2004
Net income:
As reported	$1,620	$1,351
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(216)	(408)
Pro forma	$1,404	$943
Basic and diluted earnings per share:
As reported	$.04	$.03
Pro forma	$.03	$.02

During the first quarter of fiscal 2003, the Company granted options for 1,601,000 shares of common stock with an exercise price of $5.70 per share. The fair value of these options was estimated at $3.22 per common share on the date of grant, using the Black-Scholes option pricing model and the following assumptions: expected volatility of 56.70%, dividend yield of 0.00%, risk free interest rate of 3.60% and an expected life of the options of six years. During the second quarter of fiscal 2003, the Company granted options for 1,172,000 shares of common stock with an exercise price of $5.70 per share. The fair value of these options was estimated at $2.05 per common share on the date of grant, using the Black-Scholes option pricing model and the following assumptions: expected volatility of 62.30%, dividend yield of 0.00%, risk free interest rate of 2.84% and an expected life of the options of six years. All options granted to date vest over a four year period.

 RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 1, continued

There were no options granted during the 2004 fiscal year or during the first quarter of 2005.

For a summary of all other significant accounting policies, refer to Note 1 to the consolidated financial statements included with the 2004 Form 10-K.

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

The Company produces goods for its customers based on a purchase order system, and in certain instances using longer term contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product’s cost exceeds the selling price, an accrual is provided for the expected loss on goods in inventory and customer purchase orders received by the balance sheet date. The loss is based on the difference between contracted selling price and the fully absorbed cost of inventory. The fully absorbed inventory cost includes normal fixed and variable, direct and indirect, manufacturing costs including material, labor, employee benefit, depreciation, utility and other costs. The Company has not recorded an estimate of the loss over the term of these contracts since the quantity and mix of parts is not known and future production costs will be impacted by, among other things, changes in economic conditions and management’s actions, including expected cost savings initiatives. The loss incurred on products sold under loss contracts was $2.9 million and $1.7 million in the first quarter of 2005 and the first quarter of 2004, respectively. The reserve for expected loss on goods in inventory and customer purchase orders was $2.2 million and $1.5 million at April 3, 2005 and January 2, 2005, respectively.

When the Company receives an incentive to enter into an agreement with a customer, the revenue attributed to the incentive is recognized over the term of the agreement or the life of the specific relationship with the customer.

Warranties

The Company provides certain warranties relating to the quality and performance of its products. The primary product of the Company, friction plates, is used in manual and automatic transmissions, transfer cases and wet wheel brake systems for heavy duty equipment. The Company maintains product liability insurance that covers personal injuries and property damage alleged to have been caused by defective products. The Company also has insurance to cover the costs of product recalls arising from its German and Chinese operations. However, the Company currently carries only limited insurance for product recall costs in the United States, and none in the United Kingdom, as management believes such insurance to be cost prohibitive given the Company’s warranty experience. Warranty claims have historically been insignificant due to the quality of the Company’s products and the possibility that other parts in the systems or their interactions may contribute to any system failure. Based on the historical warranty claim experience the Company has not deemed it necessary to accrue a warranty obligation at the time of sale. However, if a claim is made and the Company determines that it is probable that the claim is valid and that it has an obligation, a liability is recorded. If the Company determines that it is not probable but is reasonably possible that a significant warranty obligation has been incurred, the nature of the claim and, if estimable, a range of cost is disclosed.

 RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)
Note 1, continued

Legal Expenses

Legal expenses are accrued when incurred.

Fiscal Year

The Company’s fiscal year is a 52-53-week period ending on the Sunday closest to December 31st.

Reclassification

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Recently Issued Accounting Pronouncements

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest extension granted by the Securities and Exchange Commission. Raytech is a non-accelerated filer and therefore does not have to comply with Section 404 of the Sarbanes- Oxley Act until 2006.

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

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 1, continued

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have any impact on the Company’s Consolidated Financial Statements.

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

During March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 when it implements SFAS No. 123 (revised 2004) during 2006.

Note 2- Liquidity

Cash used by operating activities for the quarter ended April 3, 2005 was $1.9 million compared to $1.4 million during the same period last year. The principal operating use of cash in the first quarter of 2005 was an increase in trade accounts receivable and inventories. The increase in trade accounts receivable during the first quarter is a seasonal fluctuation and is consistent with the prior year period. The increase in inventories is principally the result of a build up in inventory to facilitate the closure of our Sterling Heights, Michigan manufacturing facility.

Capital expenditures during the first quarter of 2005 were $2.5 million compared to $.8 million during the first quarter of 2004. During 2004, we began a third expansion of our operations in China. When completed, the new facility in China will increase our capacity, positioning us to take advantage of the growing market in China and increase our exports from China. The expected cost of the expansion project in China is $1.9 million, with $.9 million expended during 2004 and the remainder to be spent during 2005.

Restricted cash was reduced by $.5 million due to the expiration of a letter of credit related to a supplier account that was no longer required by the supplier.

Cash and cash available under existing lines of credit at April 3, 2005 totaled $19.0 million compared to $19.7 million at January 2, 2005, a decrease of $.7 million.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 2, continued

The total borrowings at April 3, 2005 of $36.2 million compares to total borrowings of $26.7 million at year-end 2004, an increase of $9.5 million. The increase in total borrowings was principally the result of the issuance of a $7.2 million note related to the purchase of the shares of APC owned by Raymark Corporation (which, with its subsidiary Raymark Industries, Inc., is collectively referred to in this report as “Raymark”). See Note 13 for further discussion of the APC acquisition. The available lines of credit at April 3, 2005 of $6.9 million compares to $6.1 million at year-end 2004, an increase in availability of $.8 million. Full details of the Company’s debt are contained in Note 6 - Debt to the Condensed Consolidated Financial Statements.

During the first quarter of 2005, the Company amended its domestic debt agreements. The primary purpose of the amendments was the modification of the debt covenant calculations to provide the Company greater flexibility to manage its cash resources and certain one-time costs that will be incurred during 2005 related to the plant closures announced during 2004. Additionally, the amendment to the Domestic OEM loan and security agreement provides for a remedy of future non-compliance with the quarterly debt covenants, by an irrevocable cash contribution by the parent. In April 2005, the parent made an irrevocable cash contribution of $1.0 million to RPC, a borrower, to remedy the debt covenant non-compliance occurring at the end of the first quarter of 2005. The parent may be required to make additional cash contributions in the future in the event of any further non-compliance of the borrowers.

Refer to Notes 8 - Debt and 15 - Commitments to the consolidated financial statements, included within the Company’s 2004 Form 10-K, for information regarding the Company’s obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

The Company’s potential obligations regarding environmental remediation are explained in Note 7 - Litigation to the Condensed Consolidated Financial Statements.

Certain tax issues are discussed in Note 9 - Income Taxes to the Condensed Consolidated Financial Statements, which provides additional information concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

The most significant factor affecting the Company’s future cash flows is its ability to earn and collect cash from customers. The automotive parts industry is extremely competitive. The Company’s customers are often able to demand price reductions from the suppliers including all segments of Raytech. Some of the Company’s sales are made under standard sales contracts that include price commitments for multiple years. Specifically in the Domestic OEM segment, the Company is selling certain products to certain customers at a loss under the terms of its current sales contracts. The Company is currently working with certain customers to re-negotiate the terms of these loss contracts. In addition, the Company is reviewing alternatives to improve its cost structure. Additionally, the Company, specifically in the Domestic OEM segment, has very large customers, some representing more than ten percent of consolidated sales. From time to time, the Company loses business from existing customers, including its largest customers, due to pricing, technological or other competitive pressures. The Company also from time to time gains new business and renewals of existing business from existing or new customers through its continuing cost reduction, sales and development efforts. The cumulative effect of these changes, or the loss of one of its largest customers, could have a material adverse effect on the consolidated financial results of the Company.

Items that will potentially require the use of cash during the remainder of fiscal 2005 other than normal operating expenses include the following.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 2, continued

•
The Company has recorded an accrued liability of $5.9 million for certain environmental matters more fully discussed in Note 7 - Litigation to the Condensed Consolidated Financial Statements. Management expects that $.5 million will be spent during 2005 and the balance during 2006.

•
The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note 9 - Employee Benefits to the consolidated financial statements, included within the Company’s 2004 Form 10-K, are underfunded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions. The expected funding for the plans in 2005 will be approximately $1.3 million, $.6 million of which was funded during the first quarter of 2005.

•
The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of certain facilities and moving certain production to other facilities operated by the Company. The Company estimates that the total cash outflows related to these closures will be approximately $5.5 million, of which we expect to expend $4.6 million during 2005 and the remaining balance will be spent during 2006 and 2007. The expenses related to these closures are more fully explained in Note 12 - Restructuring Programs to the Condensed Consolidated Financial Statements.

•
During 2004, we reached terms with certain major customers on revised sales contract provisions that will enable us to close our manufacturing plant in Sterling Heights, Michigan. The new sales contract provisions require the Company, in certain instances, to build up inventory levels to facilitate the transition to a new vendor or to another manufacturing location within the Company. As a result, we expect our inventory levels to increase through September 2005 by as much as $4.0 million. During the fourth quarter of 2005, we expect this trend will reverse and inventory levels will begin to decrease. We currently expect that the amount of inventory related to the build up will be less than $2.0 million at year end 2005.

•
The Company incurred costs associated with the retirement of its President and Chief Executive Officer during the second quarter and the restructuring of its domestic management team during the third quarter of 2004. The total cost associated with these items is approximately $1.4 million, of which $.8 million was paid during 2004, $.4 million was paid during the first quarter of 2005 and the balance to be paid prior to the end of 2005.

•
Certain tax issues are discussed in Note 9 - Income Taxes to the Condensed Consolidated Financial Statements, which provides detail concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

Management believes that existing cash balances, the Company’s lending facilities and cash flow from operations during 2005 will be sufficient to meet all of the Company’s obligations arising in the normal course of business, including anticipated capital investments. However, the ability of the Company to utilize its lending facilities is dependent on the Company’s ability to meet its financial forecasts for 2005, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include modest revenue growth in all three operating segments as well as certain cost-saving initiatives, partially offset by certain cost increases and inflation assumptions. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company’s indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, enact certain actions to generate cash and/or to seek additional alternative financing from other lenders.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 3 - Restricted Cash

Restricted cash relates to the following:

	April 3, 2005	January 2, 2005
Payable to the PI Trust	$3,210	$3,199
Letters of credit	1,445	1,939
Other	409	410

	$5,064	$5,548

The payable to the PI Trust consists of tax refunds and other funds received by the Company that will be paid to the PI Trust at a future date.

The letters of credit collateralize certain obligations relating primarily to workers’ compensation and certain supplier accounts.

Note 4 - Inventories

Inventories, net, consist of the following:

	April 3, 2005	January 2, 2005
Raw material	$12,645	$12,464
Work in process	12,831	11,020
Finished goods	16,544	16,098

	$42,020	$39,582

Inventory reserves were $5,718 and $4,729 at April 3, 2005 and January 2, 2005, respectively.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 5 - Goodwill and Other Intangible Assets

	April 3, 2005		January 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite life intangible
assets:
Unpatented technology	$14,388	$7,381	$14,360	$6,972
Distribution base	5,741	1,145	5,716	1,073
Total	$20,129	$8,526	$20,076	$8,045

Indefinite life intangible
assets:
Trademarks	$10,804		$10,700
Goodwill	$5,912		$5,912
Intangible assets, net	$28,319		$28,643

The weighted-average amortization periods for the unpatented technology and the distribution base are between 6 and 20 years. Amortization expense for the 13 weeks ended April 3, 2005 and March 28, 2004 amounted to $481 and $480, respectively.

Estimated annual amortization expense is as follows:

For the year ending:

2005	$ 1,922
2006	1,922
2007	1,622
2008	1,522
2009	1,522

Trademarks and goodwill are not being amortized but are reviewed for impairment annually or more frequently when events or circumstances indicate that the carrying amount may be impaired. The Company’s three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to each of the Company’s segments.

On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased shares of APC owned by Raymark. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the time of the acquisition. Fair values were determined by internal analysis and independent third party appraisals. The preliminary allocation of the purchase price resulted in the recognition of intangible assets of $157, consisting of unpatented technology $28, distribution base $25 and trademarks $104.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 6 - Debt

Debt at April 3, 2005 and January 2, 2005 consists of the following:

	April 3, 2005			January 2, 2005
	Current	Non-Current	Total	Current	Non-Current	Total
Domestic bank debt
Line of credit	$14,052	$—	$14,052	$10,762	$—	$10,762
Term loans
Domestic OEM	1,055	2,726	3,781	1,055	3,078	4,133
Aftermarket	996	4,587	5,583	996	4,837	5,833
Total domestic bank debt	16,103	7,313	23,416	12,813	7,915	20,728

Foreign bank debt
Line of credit	—	—	—	—	—	—
Term loans
Europe	1,009	3,011	4,020	1,056	3,406	4,463
Asia	1,300	—	1,300	1,300	—	1,300
Total foreign bank debt	2,309	3,011	5,320	2,356	3,406	5,763

Total bank debt	18,412	10,324	28,736	15,169	11,321	26,490

Note payable - Aftermarket	—	7,200	7,200	—	—	—

Leases	126	177	303	111	95	206

Total debt	$18,538	$17,701	$36,239	$15,280	$11,416	$26,696

The carrying value of the Company’s debt approximates fair value.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 6, continued

The Company, through its Domestic OEM segment subsidiaries, Raybestos Products Company (“RPC”), and Raybestos Automotive Components Company (“RACC”), maintains a Loan and Security Agreement, which provides for RPC and RACC to borrow up to $25.3 million in the aggregate. The agreement, as amended in November 2003, consists of a $20 million revolving line of credit and a term loan of $5.3 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. The revolving line of credit matures September 28, 2006. The term loan is payable in 34 monthly payments of $88, commencing December 1, 2003 and maturing on September 28, 2006, with the final payment being the remainder of the balance. The revolving line of credit and the term loan are collateralized by accounts receivable and inventory. At April 3, 2005, the amount available under the revolving line of credit was $3.0 million. Amounts outstanding under the revolving line of credit bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.50% and 2.75%, respectively. Amounts outstanding under the term loan bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.75% and 3.00%, respectively. The agreement contains financial and other covenants, including a fixed charge coverage ratio and a material adverse change clause. At April 3, 2005 and January 2, 2005, the aggregate pledged assets of RPC and RACC amounted to $64.6 million and $62.1 million, respectively, consisting of cash, accounts receivable, inventory, machinery and equipment and all other tangible and intangible assets, except real property. The agreement permits RPC and RACC to pay dividends to the Company for costs and expenses incurred by the Company in the ordinary course of business so long as no event of default has occurred and is continuing. During the second quarter of 2004, the Company entered into a fifth amendment to this agreement. The fifth amendment alters the determination of availability under the revolving line of credit to exclude certain receivables due to a potential right of setoff and grants the lender a mortgage on the real property owned by RPC, located in Sterling Heights, Michigan. The carrying value of the real property in Sterling Heights, Michigan was $4.9 million at April 3, 2005. Further, in accordance with the fifth amendment, the lender may make loans, subject to certain limits, under the revolving line of credit up to the lesser of the amount of the excluded receivables or $1.9 million. During the fourth quarter of 2004, the Company entered into a sixth amendment to this agreement. Under the sixth amendment, the lender waives certain defaults that may arise as a result of an agreement between the Company and a certain customer. During the first quarter of 2005, the Company entered into a seventh amendment to this agreement. The seventh amendment modifies the fixed charge coverage ratio to exclude a one-time forgiveness of certain intercompany receivables recorded by RPC during the first quarter of 2005, related to the closure of the RUK facility, clarifies the periods to be included in the calculation of the fixed charge coverage ratio in the future and provides a remedy for future non-compliance by an irrevocable cash contribution by the parent.

The Company, through its subsidiaries Raytech Powertrain, Inc. (“RPI”), APC, Raytech Systems, Inc. (“RSI”) and Raybestos Powertrain, LLC, is party to a loan agreement for $7.0 million with an interest rate at 1.65 basis points over the adjusted Eurodollar rate with a five-year term. The loan is payable in 59 monthly payments of $83, commencing on December 1, 2003, with a balloon payment of $2.1 million payable on November 3, 2008. The proceeds from this facility were used to pay environmental costs and pension costs. The loan is collateralized by the assets of the borrowing entities. The agreement contains financial and other covenants, including the maintenance of certain financial ratios and a material adverse change clause. At April 3, 2005 and January 2, 2005, the aggregate pledged assets of APC, RSI, RPI and Raybestos Powertrain, LLC were $45.4 million and $44.1 million, respectively. During the first quarter of 2005, the Company entered into the first amendment to this agreement. The first amendment modifies the calculation of the debt service coverage ratio to exclude fifty percent of distributions to the borrower’s parent company.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 6, continued

The Company’s wholly-owned German subsidiary, Raybestos Industrie-Produkte GmbH (“RIP”), has available lines of credit with several German banks. Interest is charged at rates between 3.80% and 10.75%. The lines are repayable on demand. At April 3, 2005 and January 2, 2005, there were no borrowings outstanding under these lines of credit.

The Company’s wholly-owned German subsidiaries, Raytech Composites Europe GmbH (“RCE”) and RIP have various loan agreements where the maturities range from September 2006 through December 2012. The loans are payable in equal periodic installments (usually quarterly or semi-annually) over the term of the loan. The loans bear interest at rates ranging from 2.50% through 6.17%. At April 3, 2005 and January 2, 2005, respectively, the aggregate pledged assets, consisting of machinery and equipment, amounted to EUR14.9 million ($19.3 million) and EUR14.8 million ($20.1 million).

During the periods presented, the Company’s wholly-owned Chinese subsidiary Raybestos Friction Products (Suzhou) Co. Ltd. (“RFP”) had several loan agreements. The loans are short-term and payable at maturity. The balance at April 3, 2005 and January 2, 2005 was $1.3 million. The current loan agreements mature in May, 2005. The Company refinanced this debt upon its maturity. The new loan matures in April 2006.

On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased shares of APC owned by Raymark and in payment therefor, APC issued a ten year unsecured subordinated promissory note in the initial principal amount of $7.2 million (the “Note”). The Note is subordinated to APC’s existing and future senior indebtedness and will bear interest at an annual rate of 8.00% payable quarterly; one-half of which is payable in cash and one-half of which is payable, at APC’s option, in either cash or by increasing the outstanding principal amount of the Note. Principal payments on the Note are due on each annual anniversary of the issue date of the Note, beginning in 2011, at an annual rate of 3.00% of the then outstanding principal balance, with a final payment in full in 2015. APC may redeem the Note, in whole or in part, at any time without premium or penalty. In addition to certain financial reporting requirements, the Note contains net worth and current ratio covenants as well as merger and asset sale limitations, which if not met could cause an event of default permitting the holder of the Note to accelerate the repayment of the entire principal amount and all accrued interest then outstanding under the Note.

The weighted average rates on all domestic and foreign debt at April 3, 2005 and January 2, 2005 were 5.87% and 4.85%, respectively.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 7 - Litigation

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

By April 3, 2005, RPC had spent approximately $18.7 million on removal of lead and PCB contaminated soils from the Site. RPC had accrued $.4 million for potential EPA oversight costs relating to that work, which is its best estimate of all remaining oversight costs. The Company believes that any cost in excess of the accrued amount related to this matter will not be material.

Crawfordsville, IN - Environmental Remediation Downstream of the Site

On May 6, 2003, the EPA indicated that RPC is potentially liable for PCB and lead contamination downstream of the Site. The EPA has not issued an order to RPC regarding this downstream area. However, during the third quarter of 2003, the Company began negotiations with the EPA concerning such possible additional remediation. As a result, during the third quarter of 2003, the Company recorded a $2.4 million accrual relating to this potential liability for investigative and future cleanup costs. The Company has an accrual of $2.1 million at April 3, 2005, which is its best estimate of the costs, including oversight costs, that will be incurred related to this matter. The Company believes that any cost in excess of the accrued amount related to this matter will not be material.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 7, continued

Crawfordsville, IN - Environmental Remediation and Expenses relating to the RPC Facility

On May 15, 2001, the EPA issued a Pre-filing Notice and Opportunity to Confer to RPC (the “Pre-filing Notice”). This notice stated that the EPA might file a civil action lawsuit against RPC for violations of various environmental statutes and would offer RPC the opportunity to participate in pre-filing negotiations to resolve this matter. The EPA stated that it had reason to believe that RPC committed violations of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and Toxic Substances Control Act and that RPC could be subject to substantial penalties. On September 3, 2003, the EPA proposed that the parties settle the Pre-filing Notice. The EPA stated that penalties for violations alleged in the Pre-filing Notice could total approximately $180.0 million and suggested the following resolution: RPC should pay approximately $2.4 million in fines and undertake compliance activities, on-site investigative work that the EPA estimated would cost about $1.0 million, and corrective action to resolve the Pre-filing Notice. During 2004, RPC performed on-site investigative work. RPC is currently engaged in further investigative work and negotiations with the EPA regarding potential on-site corrective action and the amount of any penalty. The Company has an accrual of $3.4 million as of April 3, 2005, based on the EPA position, which is its best estimate of the costs related to this matter. The Company does not have any additional information, beyond what is discussed above, that would suggest a range of loss. The Company is currently working with environmental engineers and the EPA to determine the extent of corrective action, if any, required.

Ferndale, MI - Potential Responsibility for Environmental Remediation

In a January 8, 2002 letter, the Michigan Department of Environmental Quality (“MDEQ”) asserted that the Company might have responsibility for trichloroethylene contamination at a Ferndale, Michigan industrial site that Advanced Friction Materials Company (“AFM”) leased from approximately 1974 to 1985. The Company acquired 47% of the stock of AFM in 1996 and the balance of the shares in 1998. The Company has not received any communications from MDEQ since 2002 and has insufficient knowledge to estimate a reasonably possible range of loss for the alleged contamination. No liability has been accrued as of April 3, 2005.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 7, continued

In February 2002, RPC filed a third-party complaint in the Insurance Case against three insurance carriers. The third-party complaint seeks defense and indemnity from the insurers relating to investigation and remediation of contamination in Shelly Ditch. Later that year, two of the insurance carriers, USF&G and Westchester, filed motions to compel arbitration of the insurance coverage issues under these policies. The U.S. District Court denied these motions to compel and the two insurance companies appealed to the U.S. Court of Appeals for the Seventh Circuit (“Appeals Court”). On August 27, 2004, the Court of Appeals reversed the District Court’s order refusing to compel such arbitration and remanded the case to the District Court for entry of an order compelling arbitration. On October 15, 2004, the District Court entered its order compelling arbitration and RPC promptly submitted the USF&G and Westchester insurance issues to arbitration. The arbitration is currently scheduled to take place during January 2006.

In February 2004, the third insurance carrier, National Union and its affiliates, commenced an adversary proceeding against the Company, RPC and others by filing a complaint in U.S. Bankruptcy Court (the “Adversary Proceeding”). In the Adversary Proceeding, National Union claims that RPC’s complaint against National Union is barred by a 2002 order of the U.S. Bankruptcy Court in the Raymark Chapter 11 cases that prohibits RPC from pursuing its third-party complaint against National Union and declares that the National Union insurance policies issued to the Company and RPC have been exhausted. Also in February 2004, National Union filed a motion in the U.S. District Court, Southern District of Indiana, asking that court to stay the Insurance Case against National Union. On September 10, 2004, the U.S. District Court granted National Union’s motion for stay. The outcome of this Adversary Proceeding and related stay and their effects, if any, on the Insurance Case against National Union cannot be predicted.

RPC believes that a recovery from its insurance carriers of a substantial portion of the environmental costs described above is reasonably possible. However, due to the uncertainty and complexity of the legal issues involved in the litigation against the carriers, RPC has not recorded any recovery and the liabilities have been recorded on a gross basis.

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

Note 7, continued
The Company is subject to certain other legal matters that have arisen in the ordinary course of business, and management does not expect them to have a significant adverse effect on the results of the Company’s consolidated operations, financial condition or cash flow.

Note 8 - Segment Reporting

The Company’s operations are categorized into three operating segments and a corporate group based on management structure, product type and distribution channel, as described below.

Domestic OEM

The Domestic OEM segment manufactures and distributes automatic transmission and wet wheel brake system components. The Company markets its products to automobile, heavy duty truck, farm machinery, mining, and bus original equipment manufacturers (“OEMs”) in North America.

International

The International segment manufactures and distributes automatic transmission, manual transmission and wet wheel brake system components. The Company markets its products to automobile, heavy duty truck, farm machinery, mining, and bus OEMs. The International segment markets its dry friction products worldwide and its wet friction products throughout Europe and Asia.

Aftermarket

The Aftermarket segment produces specialty engineered products primarily for automobile and light truck automatic transmissions. In addition to these products, this segment markets transmission filters and other transmission related components. The focus of this segment is marketing to warehouse distributors and certain retail operations in the automotive aftermarket.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 8, continued

Information relating to operations by industry segment follows:

	For the thirteen weeks ended
	April 3, 2005	March 28, 2004
Net Sales
Domestic OEM	$34,193	$31,402
International	19,964	16,653
Aftermarket	14,034	12,386
Intersegment elimination (1)	(4,839)	(3,843)
Net sales to external customers	$63,352	$56,598

Gross Profit
Domestic OEM	$2,649	$3,896
International	6,217	4,789
Aftermarket	3,941	3,685
Corporate and intersegment elimination	(811)	(1,311)
Consolidated	$11,996	$11,059

Operating Profit
Domestic OEM	$(597)	$1,153
International	2,570	2,098
Aftermarket	2,140	2,150
Corporate	(2,122)	(2,952)
Consolidated	$1,991	$2,449

(1)	The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation. Substantially all intersegment sales are sales of wet friction products to the Aftermarket segment.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 9 - Income Taxes

The tax provision for the thirteen-week period ended April 3, 2005 is $1.2 million compared to a provision of $.8 million for the same period in the prior year. The provision for the current period includes federal taxes resulting from profit generated by APC, foreign taxes associated with operations in Germany and China and state taxes generated by domestic operations. The Company did not recognize any tax benefits associated with the losses generated by the U.S. domestic operations or its United Kingdom operations, due to doubts concerning their future recoverability, in the thirteen week period ended April 3, 2005.

Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At April 3, 2005, the Company has tax loss carryforwards of $107.0 million and tax credit carryforwards of $2.5 million. The net operating loss carryforwards are allocated between the Company and the PI Trust in the amounts of $25.0 million and $82.0 million, respectively. The tax credit carryforwards all inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses allocated to the PI Trust, and contributions made to the Raymark pension plans. Losses generated by the Company subsequent to the emergence from bankruptcy, exclusive of losses attributed to the payments discussed above, will be retained by the Company. The method of allocation in utilizing current and future operating losses between the PI Trust and the Company has not been formally determined at this time. However, the Company has allocated the net operating losses between the PI Trust and the Company based on year of origin. Although the timing cannot be determined with certainty, it is reasonably expected that the method of allocation for using current and future operating losses will be formalized in the next twelve months. Further, it is expected that the formalized agreement with the PI Trust will reflect the utilization of the net operating loss based on a pro rata allocation using the year of origin in which the net operating loss was created, which is the method utilized currently by the Company in accounting for these transactions. Based on the foregoing, it is not expected that future results will vary from the current accounting. Additional tax recoveries, expected to be received in future periods, are recorded as deferred tax assets, net of valuation allowances, and a deferred payable to the PI Trust, which amounted to $3.6 million and $4.6 million at April 3, 2005 and January 2, 2005, respectively.

The $1.0 million decrease in the deferred payable to the PI Trust is due to the acquisition of the shares of APC owned by Raymark on March 21, 2005 as discussed in Note 13, and the resultant inclusion of APC in the group’s consolidated U.S. tax return. As part of the purchase accounting, the Company reassessed the realizability of APC’s deferred tax assets using the “more likely than not” criteria specified by SFAS No. 109, “Accounting for Income Taxes”, and determined that a full valuation allowance should be provided against them. As a result of this change in the deferred tax accounts, the Company has updated it deferred tax scheduling analysis and determined that the deferred payable to the PI Trust should be reduced by $1.0 million. The benefit of the reduction in the deferred payable to the PI Trust has been recorded as other income in the Condensed Consolidated Statement of Operations. Future changes in the composition and reversal patterns of the Company’s deferred tax assets and liabilities may impact the deferred tax asset that inures to the benefit of the PI Trust and the related deferred payable. The impact on the deferred payable to the PI Trust could cause a corresponding impact on pre-tax income.

At April 3, 2005, the Company has recorded a tax receivable in the amount of $1,333, of which $1,290 is due from the Federal government and $43 is due from state governments. The state refunds inure to the benefit of the PI Trust.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 9, continued

The Company is under an IRS audit for 1996 through 2001. Any tax assessment, up to the amount of the refunds received, arising from this audit or any other years in the carryback period, are, pursuant to the Agreement, the responsibility of the PI Trust and will therefore impact the deferred tax asset attributable to the PI Trust. Any change in the deferred tax asset attributable to the PI Trust will also impact the valuation allowance and the related deferred payable to the PI Trust. Pursuant to a settlement meeting held in April 2004, the Company and the IRS have reached a tentative settlement of the IRS audit. The settlement, which was signed on January 4, 2005, if approved by the IRS District Director and the Joint Committee on Internal Revenue Taxation, would result in no payment of Federal tax given the Company’s net operating losses. However, interest on the tax assessment would be payable. Should the tax settlement be approved in its current form, the Company would record a tax benefit of approximately $1.5 million.

Note 10 - Earnings Per Share

	For the thirteen weeks ended
	April 3,	March 28,
	2005	2004
Net income	$1,620	$1,351
Weighted average shares	41,737,306	41,737,306
Basic and diluted earnings per share	$.04	$.03

Options to purchase 1,675,164 and 3,035,659 shares of common stock were not included in the computation of diluted earnings per share for the thirteen weeks ended April 3, 2005 and the thirteen weeks ended March 28, 2004, respectively, due to their anti-dilutive effect due either to their exercise price compared to the market price or the Company incurring a loss for the period.

Note 11 - Pension and Post Retirement Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Post Retirement Benefits
	For the thirteen weeks ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Service Cost	$130	$146	$252	$197
Interest Cost	619	698	365	290
Expected return on plan assets	(698)	(636)	—	—
Amortization of prior service cost	15	15	—	—
Amortization of net (gain) loss	113	128	110	41
Net periodic benefit cost	$179	$351	$727	$528

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 11, continued

The Company previously disclosed in its financial statements for the year ended January 2, 2005, that it expected to contribute $2.2 million to its pension plans and $.9 million to fund its post retirement plan in 2005. As of April 3, 2005, $.7 million of contributions have been made. The Company presently anticipates contributing an additional $2.4 million to fund its pension and post retirement plans in 2005.

In connection with the Company’s Chapter 11 proceedings, the Pension Benefit Guaranty Corporation (“PBGC”) filed certain motions claiming that the Company was responsible for the funding and sponsorship of two Raymark Corporation pension plans. The court ordered that the Company was liable for the maintenance and funding of the underfunded pension plan obligations of Raymark Corporation. The Company, based on the court’s order, assumed the role of plan sponsor of the Raymark Plans upon emergence from bankruptcy. The Company obtained a deferral of its funding obligations for 2000. Since obtaining the deferral, the Company has made funding payments to the Raymark Plans as required. As of April 3, 2005, the outstanding balance of the deferred amounts was approximately $1.2 million. During 2004, the Company executed a mortgage of its real property located in Crawfordsville, Indiana to the PBGC, guaranteeing its remaining deferred funding obligations of the Raymark Plans. At April 3, 2005 the carrying value of the real property mortgaged was $4.8 million.

Note 12 - Restructuring Programs

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

The table below sets forth the Company’s estimate of the total cost of the restructuring programs, the portion recognized through April 3, 2005 and the portion expected to be recognized in a future period:

	Expected Total Cost	Recognized Through April 3, 2005	To Be Recognized in the Future
Severance and termination benefits	$4,009	$3,474	$535
Lease termination costs	558	—	558
Asset impairment	1,560	1,560	—
Other	1,632	633	999
	$7,759	$5,667	$2,092

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 12, continued

The employee severance and termination benefits relate to the elimination of approximately 300 employees, most of which are engaged in manufacturing activities at the Sterling Heights, Michigan and Liverpool, England facilities. The portion of the severance and termination benefits cost expected to be incurred, but not recognized through April 3, 2005, relates principally to one-time retention or vesting benefits that will be earned and recognized over the future service period of the employees. The Company anticipates that the remaining expense will be recognized prior to the end of fiscal 2005 and that these amounts will be paid during 2005 and 2006.

The lease termination costs relate to the Liverpool, England facilities. The estimated cost is based on the Company’s ongoing discussions with the landlord and does not include the full minimum lease commitment based on the original term of the lease. The Company expects that these costs will be recognized and paid in a future period during 2005, when the facilities are vacated. These estimates do not include any costs associated with terminating the Shelton, Connecticut lease, which are not anticipated to be material.

The asset impairment charge relates to equipment located at the Liverpool, England facilities, determined to be impaired as a result of the decision to close those facilities. The equipment at the Sterling Heights, Michigan facility was deemed to be impaired and written down to liquidation value in 2003, due to the lack of profitability at that facility.

The other restructuring costs relate principally to accelerated depreciation of $.6 million associated with the shortening of the useful lives of certain equipment as a result of the decision to close the facilities and other costs associated with exiting the facilities.

All of the restructuring costs except the asset impairment and accelerated depreciation will result in cash outflows.

The table below sets forth the activity with respect to the restructuring during the thirteen weeks ended April 3, 2005:

	Severance and Termination Benefits	Asset Impairment	Other	Total
Balance January 2, 2005	$3,104	$—	$275	$3,379
Charges	387	—	185	572
Non-cash charges	—	—	(185)	(185)
Cash payments	(462)	—	—	(462)
Currency translation	(5)	—	(5)	(10)
Balance April 3, 2005	$3,024	$—	$270	$3,294

The charges recognized in the quarter ended April 3, 2005 have been reported as restructuring expenses in the Condensed Consolidated Statement of Operations, except $185 representing accelerated depreciation costs that have been reported as a component of cost of sales.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 13 - Acquisition of APC Minority Shares owned by Raymark

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

This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the time of the acquisition. Fair values were determined by internal analysis and independent third party appraisals. The table below provides information regarding the preliminary purchase price allocation to the assets and liabilities at the date of acquisition.

Cash and cash equivalents	$1,452
Trade accounts receivable	1,403
Inventories	3,743
Property, plant and equipment	196
Intangible assets	157
Other assets	1,989
Total assets	$8,940

Notes payable and current portion of long term debt	(10)
Accounts payable and accrued liabilities	(1,144)
Long-term debt	(22)
Other liabilities	(564)
Total liabilities	$(1,740)

Purchase price	$7,200

The Company expects to finalize the allocation of the purchase price before the end of the current fiscal year after final third party appraisals are received.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 14 - Contingencies

The Company has been notified of a claim asserted by a customer that product sold by the Company allegedly failed as a result of manufacturing defects. The customer has estimated that the potential costs to remedy the defect are approximately $1.3 million. Based on the Company’s evaluation of the claim to date, we have concluded that it is not probable that we have a liability. The Company intends to defend itself against this claim; however, the ultimate resolution of this claim cannot be predicted and it is reasonably possible that this matter could ultimately be decided, resolved or settled in favor of the customer for an amount up to the estimated amount provided by the customer. The Company has not recorded a provision for this claim at this time, pending further investigation of the claim. Further, if it is determined that this is a valid claim, the Company will pursue all available insurance coverage that may exist related to the manufacture and sale of this product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis required by the federal securities laws, it is assumed that users of the interim financial information have read or have access to the discussion and analysis for the preceding fiscal year included in the Company’s Form 10-K for the year ended January 2, 2005.

Caution Regarding Forward Looking Statements

Statements in this “Management’s Discussion and Analysis” relating to management’s views of trends, the effects of changing prices, plans, objectives and other matters for future operating periods are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to significant risks and uncertainties that could cause actual results to differ materially from the results in the statements. Forward-looking statements relating to Raytech Corporation (the “Company”) businesses are based on assumptions concerning certain factors that are not predictable and are subject to change. These factors include general economic conditions, worldwide demand for automotive and heavy duty vehicles, consumer confidence, actions of our competitors, vendors and customers, factors affecting our costs such as raw material prices, labor relations and environmental compliance and remediation, interest and foreign currency exchange rates, technological issues, accounting standards, and other risks set forth in the Company’s public filings. The forward-looking statements herein are made as of the date of this report. We have no obligation to update our forward-looking statements.

Significant Accounting Policies

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the Company’s Form 10-K for fiscal 2004 describe the significant accounting estimates and policies used by management in the preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no changes in the Company’s critical accounting estimate processes and policies during the first quarter 2005.

Overview

Operating profit for the fiscal quarter ended April 3, 2005 was $2.0 million, a decrease of $0.5 million or 18.7 percent from the same period in 2004. The decline in operating profit was driven by the poor performance of the Domestic OEM segment, which despite achieving 8.9 percent sales growth, realized a 32.0 percent decrease in gross profit compared to the same period in 2004. First quarter 2005 operating results were also negatively impacted by costs resulting from preparation for the transfer of certain production from the facilities to be closed this year as part of the restructuring program. The consolidated and operating segment results are discussed more fully in the following sections.

During 2005, the Company will focus on evaluating and implementing strategies to improve the performance of the Domestic OEM segment’s primary manufacturing facility located in Crawfordsville, Indiana. Improving the performance of this facility is critical to the future profitability of the Domestic OEM segment and the Company as a whole. The Company may incur additional costs during 2005, to implement strategies to reposition this operation for improved performance in the future.

Results of Operations and Liquidity and Capital Resources

The Company reported sales of $63.4 million in the first quarter of 2005, an increase of $6.8 million or 11.9% compared to the first quarter of 2004. The increase in sales was driven by increased demand for the Company’s heavy-duty wet friction products, its commercial dry friction products and its aftermarket products. Additionally, the Domestic OEM segment benefited from more favorable pricing terms established with certain customers during the fourth quarter of 2004.

Gross profit increased to $12.0 million in the first quarter of 2005 from $11.1 million in the first quarter of 2004. Gross profit as a percent of sales decreased to 18.9% of sales in the first quarter of 2005 compared to 19.5% during the same period last year. The decrease in gross profit as a percent of sales was driven by the reduced gross profit realized by the Domestic OEM segment due primarily to the increased price of steel, a key raw material, partially offset by increased volume. The Company expects that the price of steel may continue to negatively impact profitability. Additionally, the Company incurred costs related to evaluating strategies to improve the performance at its Crawfordsville, Indiana facility, where operating results have been unacceptably low. The Company continues to experience pricing pressure from customers, specifically in the Domestic OEM segment and in China.

SG&A expenses increased $1.0 million or 11.7% during the first quarter of 2005 compared to the first quarter of 2004. The increase is principally due to expenses incurred related to preparation for the transfer of certain production from the facilities to be closed this year as part of the restructuring program, increased professional fees and bad debt expense.

The restructuring expense recorded in 2005 relates to the restructuring programs initiated during 2004. See Note 12 - Restructuring Programs to the Condensed Consolidated Financial Statements for further details regarding these restructuring programs.

Interest expense is incurred on the Company’s debt facilities. See Note 6 - Debt to the Condensed Consolidated Financial Statements.

Other income recognized in the first quarter of 2005, is the result of the reduction of certain net deferred tax assets and the corresponding payable to the Raytech Asbestos Personal Injury Settlement Trust (“PI Trust”). This is explained more fully in Note 9 - Income Taxes to the Condensed Consolidated Financial Statements.

The Company’s income taxes are discussed in detail in Note 9 - Income Taxes to the Condensed Consolidated Financial Statements. As a condition of the reorganization plan, all tax benefits received by the Company as a result of the reorganization inure to the benefit of the PI Trust.

The minority interest expense relates to Allomatic Products Company (“APC”), which was 57% owned by the Company, 40% owned by Raymark Corporation (which, with its subsidiary Raymark Industries, Inc., is collectively referred to in this report as “Raymark”), a related party, and 3% owned by certain employees of the Company. APC has been consolidated in the financial results and a minority interest is recorded to reflect the minority shareholders’ interest in APC, since its acquisition in 1989. On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased the APC common stock owned by Raymark in exchange for a ten-year unsecured subordinated promissory note in the original principal amount of $7.2 million. See Note 13 - Acquisition of APC Minority Shares owned by Raymark to the Consolidated Financial Statements.

The Company recorded net income of $1.6 million, or $.04 per basic and diluted share, for the thirteen week period ended April 3, 2005 compared to net income of $1.4 million, or $.03 per basic and diluted share for the same period in the prior year. The increase in earnings was the result of improved performance of the International segment and the income associated with the reduction of the payable to the PI Trust, partially offset by decreased performance in the Domestic OEM segment.

Domestic OEM

The following table sets forth selected income statement data for the Domestic OEM segment for the thirteen weeks ended April 3, 2005 and March 28, 2004.

	For the thirteen weeks ended (amounts in thousands)
	April 3, 2005		March 28, 2004
Net sales	$34,193	100.0%	$31,402	100.0%
Gross profit	2,649	7.7	3,896	12.4
Selling, general and
administrative expense	3,007	8.8	2,743	8.7
Restructuring expenses	239.7		—	—
Operating (loss) profit	(597)	-1.7	1,153	3.7

The Domestic OEM segment’s sales increased $2.8 million or 8.9% in the first quarter of 2005 from the same period in 2004. Sales were favorably impacted by increased pricing related to the pass through of $1.3 million of increased steel costs. The remaining increase in sales is principally due to more favorable pricing terms reached with certain customers during the fourth quarter of 2004 and increased heavy-duty volume offset partially by a decrease in automotive volume. Although the Company was able to negotiate more favorable pricing terms with certain customers during 2004, this segment continues to experience pressure to reduce pricing from many of its customers.

Gross profit as a percentage of sales decreased to 7.7% in the first quarter of 2005 compared to 12.4% in the same quarter last year. The most significant cause of the decrease in gross profit in 2005 was the impact of increased price of steel, a key raw material. The net impact of the increased price of steel (increased costs less amounts passed through to customers and increased proceeds from the sale of scrap) was a $1.4 million increase in costs in the first quarter of 2005 compared to the same period in the prior year. Additionally, the segment incurred costs related to production flow enhancements at its Crawfordsville, Indiana facility. The performance of the Crawfordsville plant, this segment’s primary manufacturing facility, has been unacceptably low. This facility incurred an operating loss in the first quarter of 2005. During 2005, the Company will focus on evaluating and implementing strategies to improve the performance of this operation.

The Domestic OEM segment produces goods for its customers based on a purchase order system, and in certain instances using multiple year contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product's cost exceeds the selling price, a reserve is established for the expected loss on products in inventory and customer purchase orders received by the balance sheet date. The loss is based on the difference between contracted selling price and the fully absorbed cost of inventory. The fully absorbed inventory cost includes normal fixed and variable, direct and indirect, manufacturing costs including material, labor, employee benefit, depreciation, utility and other costs. The Company has not recorded an estimate of the loss over the term of these contracts since the quantity and mix of parts is not known and the future production costs will be impacted by, among other things, changes in economic conditions and management's actions, including expected cost reductions. The loss incurred on products sold under loss contracts was $2.9 million and $1.7 million in the first quarter of 2005 and the first quarter of 2004, respectively. The reserve for expected loss on goods in inventory and customer purchase orders was $2.2 million and $1.5 million at April 3, 2005 and January 2, 2005, respectively.

SG&A expense for the first quarter of 2005 increased $.3 million or 9.6% compared to the first quarter of 2004. The increase in SG&A is principally the result of increased costs related to preparation for Sarbanes-Oxley compliance and costs related to the transfer of certain production from the Sterling Heights facility which will be closed later this year.

The restructuring expense recorded in 2005 relates to the planned closure of our manufacturing facility in Sterling Heights, Michigan. See Note 12 - Restructuring Programs to the Condensed Consolidated Financial Statements for further details regarding restructuring programs.

As a result of the above, the segment reported an operating loss of $.6 million in the first quarter of 2005 compared to operating profit of $1.2 million in the same period in 2004.

International

The following table sets forth selected income statement data for the International segment for the thirteen weeks ended April 3, 2005 and March 28, 2004.

	For the thirteen weeks ended (amounts in thousands)
	April 3, 2005		March 28, 2004
Net sales	$19,964	100.0%	$16,653	100.0%
Gross profit	6,217	31.1	4,789	28.8
Selling, general and
administrative expense	3,499	17.5	2,691	16.2
Restructuring expenses	148.7		—	—
Operating profit	2,570	12.9	2,098	12.6

The International segment’s sales increased $3.3 million or 19.9% in the first quarter of 2005 compared to the same period in 2004. Sales were favorably impacted by favorable currency translation of $1.1 million. The currency translation gains reflect the increase period-over-period in the exchange rate of the Euro and the British pound to the U.S. dollar. After adjusting for currency translation the increase in sales is due to increased demand for commercial dry friction products in Germany and in China and to a lesser degree increased demand for heavy-duty wet friction products in Europe.

Gross profit increased $1.4 million in the first quarter of 2005 compared to the same period last year. Gross profit as a percentage of sales increased to 31.1% in the first quarter of 2004 from 28.8% during the first quarter of 2004. Gross profit was favorably impacted by currency translation of $.2 million. After adjusting for currency translation, the increase in gross profit is due to favorable product mix and cost reductions in the dry friction business and favorable product mix and modest price increases in the wet friction business. We continue to experience competitive pricing pressure in China.

SG&A expense for the first quarter of 2005 was $3.5 million or 17.5% of sales compared to $2.7 million or 16.2% of sales in the first quarter of 2004. The increase in SG&A was primarily the result of bad debt expenses and increased expenses at the Liverpool, England facility that will be closed later this year. SG&A was unfavorably impacted by currency translation of $.1 million.

The restructuring expense recorded in 2005 relates to the planned closure of our manufacturing facility in Liverpool, England. See Note 12 - Restructuring Programs to the Condensed Consolidated Financial Statements for further details regarding restructuring programs.

As a result of the foregoing, operating profit increased $.5 million or 22.5% in the first quarter of 2005 compared to the same period in 2004.

Aftermarket

The following table sets forth selected income statement data for the Aftermarket segment for the thirteen weeks ended April 3, 2005 and March 28, 2004.

	For the thirteen weeks ended (amounts in thousands)
	April 3, 2005		March 28, 2004
Net sales	$14,034	100.0%	$12,386	100.0%
Gross profit	3,941	28.1	3,685	29.8
Selling, general &
administrative expense	1,801	12.8	1,535	12.4
Operating profit	2,140	15.2	2,150	17.4

The Aftermarket segment’s sales increased $1.6 million or 13.3% in the first quarter of 2005 from the same period in 2004. The increase in sales is due to increased demand. The most notable increases were in sales of friction plates and filters which increased 16.5% and 14.2%, respectively, compared to the same period in the prior year. The Aftermarket segment continued to expand its sales to export customers during the first quarter of 2005. Sales to export customers increased 36% compared to the same period in 2004.

Gross profit increased $.3 million as a result of the increase in sales. As a percentage of sales, gross profit decreased to 28.1% in the first quarter of 2005 compared to 29.8% in the same quarter last year. The decrease in gross profit as a percent of sales is due to unfavorable product mix and increased rebates to certain customers.

SG&A expense for the first quarter of 2005 was $1.8 million or 12.8% of sales compared to $1.5 million or 12.4% of sales in the first quarter of 2004. The increase in SG&A is principally the result of increased costs related to preparation for Sarbanes-Oxley compliance and costs related to the transfer of certain production from the Sterling Heights facility which will be closed later this year.

As a result of the above, operating profit decreased slightly to $2.1 million in the first quarter of 2005 compared to $2.2 million in the same period in 2004.

On March 21, 2005 the Company, through, its majority owned subsidiary, APC, purchased shares of APC owned by Raymark in exchange for a ten-year unsecured promissory note of $7.2 million which increased the Company’s indirect ownership of APC from approximately 57% of its outstanding common stock to approximately 96% of its outstanding common stock. See Note 13 - Acquisition of APC Minority Shares owned by Raymark to the Condensed Consolidated Financial Statements.

Liquidity, Capital Resources and Future Liquidity

Cash used by operating activities for the quarter ended April 3, 2005 was $1.9 million compared to $1.4 million during the same period last year. The principal operating use of cash in the first quarter of 2005 was an increase in trade accounts receivable and inventories. The increase in trade accounts receivable during the first quarter is a seasonal fluctuation and is consistent with the prior year period. The increase in inventories is principally the result of a build up in inventory to facilitate the closure of our Sterling Heights, Michigan manufacturing facility.

Capital expenditures during the first quarter of 2005 were $2.5 million compared to $.8 million during the first quarter of 2004. During 2004, we began a third expansion of our operations in China. When completed, the new facility in China will increase our capacity, positioning us to take advantage of the growing market in China and increase our exports from China. The expected cost of the expansion project in China is $1.9 million, with $.9 million expended during 2004 and the remainder to be spent during 2005.

Restricted cash was reduced by $.5 million due to the expiration of a letter of credit related to a supplier account that was no longer required by the supplier.
Cash and cash available under existing lines of credit at April 3, 2005 totaled $19.0 million compared to $19.7 million at January 2, 2005, a decrease of $.7 million.

The total borrowings at April 3, 2005 of $36.2 million compares to total borrowings of $26.7 million at year-end 2004, an increase of $9.5 million. The increase in total borrowings was principally the result of the issuance of a $7.2 million note related to the purchase of the shares of APC owned by Raymark. See Note 13 for further discussion of the APC acquisition. The available lines of credit at April 3, 2005 of $6.9 million compares to $6.1 million at year-end 2004, an increase in availability of $.8 million. Full details of the Company’s debt are contained in Note 6 - Debt to the Condensed Consolidated Financial Statements.

During the first quarter of 2005, the Company amended its domestic debt agreements. The primary purpose of the amendments was the modification of the debt covenant calculations to provide the Company greater flexibility to manage its cash resources and certain one-time costs that will be incurred during 2005 related to the plant closures announced during 2004. Additionally, the amendment to the Domestic OEM loan and security agreement provides for a remedy of future non-compliance with the quarterly debt covenants, by an irrevocable cash contribution by the parent. In April 2005, the parent made an irrevocable cash contribution of $1.0 million to RPC, a borrower, to remedy the debt covenant non-compliance occurring at the end of the first quarter of 2005. The parent may be required to make additional cash contributions in the future in the event of any further non-compliance of the borrowers.

Refer to Notes 8 - Debt and 15 - Commitments to the consolidated financial statements, included within the Company’s 2004 Form 10-K, for information regarding the Company’s obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

The Company’s potential obligations regarding environmental remediation are explained in Note 7 - Litigation to the Condensed Consolidated Financial Statements.

Certain tax issues are discussed in Note 9 - Income Taxes to the Condensed Consolidated Financial Statements, which provides additional information concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

The most significant factor affecting the Company’s future cash flows is its ability to earn and collect cash from customers. The automotive parts industry is extremely competitive. The Company’s customers are often able to demand price reductions from the suppliers including all segments of Raytech. Some of the Company’s sales are made under standard sales contracts that include price commitments for multiple years. Specifically in the Domestic OEM segment, the Company is selling certain products to certain customers at a loss under the terms of its current sales contracts. The Company is currently working with certain customers to re-negotiate the terms of these loss contracts. In addition, the Company is reviewing alternatives to improve its cost structure. Additionally, the Company, specifically in the Domestic OEM segment, has very large customers, some representing more than ten percent of consolidated sales. From time to time, the Company loses business from existing customers, including its largest customers, due to pricing, technological or other competitive pressures. The Company also from time to time gains new business and renewals of existing business from existing or new customers through its continuing cost reduction, sales and development efforts. The cumulative effect of these changes, or the loss of one of its largest customers, could have a material adverse effect on the consolidated financial results of the Company.

Items that will potentially require the use of cash during the remainder of fiscal 2005 other than normal operating expenses include the following.

•
The Company has recorded an accrued liability of $5.9 million for certain environmental matters more fully discussed in Note 7 - Litigation to the Condensed Consolidated Financial Statements. Management expects that $.5 million will be spent during 2005 and the balance during 2006.

•
The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note 9 - Employee Benefits to the consolidated financial statements, included within the Company’s 2004 Form 10-K, are underfunded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions. The expected funding for the plans in 2005 will be approximately $1.3 million, $.6 million of which was funded during the first quarter of 2005.

•
The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of certain facilities and moving certain production to other facilities operated by the Company. The Company estimates that the total cash outflows related to these closures will be approximately $5.5 million, of which we expect to expend $4.6 million during 2005 and the remaining balance will be spent during 2006 and 2007. The expenses related to these closures are more fully explained in Note 12 - Restructuring Programs to the Condensed Consolidated Financial Statements.

•
During 2004, we reached terms with certain major customers on revised sales contract provisions that will enable us to close our manufacturing plant in Sterling Heights, Michigan. The new sales contract provisions require the Company, in certain instances, to build up inventory levels to facilitate the transition to a new vendor or to another manufacturing location within the Company. As a result, we expect our inventory levels to increase through September 2005 by as much as $4.0 million. During the fourth quarter of 2005, we expect this trend will reverse and inventory levels will begin to decrease. We currently expect that the amount of inventory related to the build up will be less than $2.0 million at year end 2005.

•
The Company incurred costs associated with the retirement of its President and Chief Executive Officer during the second quarter and the restructuring of its domestic management team during the third quarter of 2004. The total cost associated with these items is approximately $1.4 million, of which $.8 million was paid during 2004, $.4 million was paid during the first quarter of 2005 and the balance to be paid prior to the end of 2005.

•
Certain tax issues are discussed in Note 9 - Income Taxes to the Condensed Consolidated Financial Statements, which provides detail concerning the status of the current Internal Revenue Service audit and the use of certain future tax benefits.

Management believes that existing cash balances, the Company’s lending facilities and cash flow from operations during 2005 will be sufficient to meet all of the Company’s obligations arising in the normal course of business, including anticipated capital investments. However, the ability of the Company to utilize its lending facilities is dependent on the Company’s ability to meet its financial forecasts for 2005, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include modest revenue growth in all three operating segments as well as certain cost-saving initiatives, partially offset by certain cost increases and inflation assumptions. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company’s indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, enact certain actions to generate cash and/or to seek additional alternative financing from other lenders.

Recently Issued Accounting Pronouncements

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest extension granted by the Securities and Exchange Commission. Raytech is a non-accelerated filer and therefore does not have to comply with Section 404 of the Sarbanes- Oxley Act until 2006.

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

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

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

 In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, we do not believe that it will have any impact on the Company’s Consolidated Financial Statements.

During March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS No. 123 (revised 2004) during 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain lines of credit with United States and foreign banks, as well as other creditors detailed in Note 6 - Debt to the Condensed Consolidated Financial Statements. We are naturally exposed to various interest rate risk and foreign currency risk in the normal course of business.

Management does not anticipate a significant change in any of its borrowing markets in 2005 given current economic conditions. We strive to manage working capital levels to support business needs while minimizing borrowings. Further, we can reduce the short-term impact of interest rate fluctuations through deferral of certain capital investment should the need arise.

The Company maintains borrowings in both fixed rate and variable rate debt instruments. The fixed rate debt at April 3, 2005 of $12.5 million had rates of interest that ranged from 2.50% to 8.00%. The variable rate debt at April 3, 2005 of $23.4 million had rates of interest that ranged from 4.50% to 6.25%. The variable rate debt reprices either at prime rate or the Eurodollar rate. We have not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure in the short-term that could be created by increases in rates is not considered significant by management. A 100 basis point increase in annual interest rates, applied to the Company’s variable rate borrowings at April 3, 2005, would result in an increase in interest expense and a corresponding reduction in cash flow of approximately $50 thousand.

The local currencies of our foreign subsidiaries have been designated as their functional currencies. Accordingly, financial statements of foreign operations are translated using the exchange rate at the balance sheet date for assets and liabilities, historical exchange rates for elements of stockholders’ equity, and an average exchange rate in effect during the year for revenues and expenses. Where possible, we attempt to mitigate foreign currency translation effects by borrowing in local currencies to fund operations. We do not believe that the fluctuations in foreign currency will have a material adverse effect on our overall consolidated financial statements. Additionally, we do not enter into agreements to manage any currency transaction risk.

The principal raw materials used in the manufacture of our products include cold-rolled steel, metal powders, synthetic resins, plastics and synthetic and natural fibers. All of these materials are available from a number of competitive suppliers. However, in certain cases, the Company is required to obtain customer approval for substitute vendors, which may result in additional costs being incurred. Worldwide increases in steel demand led to increased prices, which negatively impacted the Company's profitability during the year ended January 2, 2005 and the quarter ended April 3, 2005. Management expects the increase in steel prices will continue to negatively impact the Company's profitability. In addition to steel, we use other raw materials, specifically in our paper production process, where a shortage of supply could negatively impact our profitability and our ability to deliver to customers. Other potential future impacts on the Company due to reduced availability of materials could include reduced delivery levels of finished products to customers.

Item 4. Controls and Procedures

(a)
The Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have each concluded that certain disclosure controls and procedures were not effective at April 3, 2005 in alerting them, on a timely basis, to all of the material information regarding conditions that existed at the date of the financial statements that should be considered when evaluating the estimates inherent in the process of preparing financial statements and in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)
The Company has concluded that its disclosure controls and procedures were not effective at April 3, 2005 because important information related to a possible loss contingency was not communicated to management in a manner to allow timely decisions regarding required disclosure. The Company has concluded that this represented a material weakness in the Company’s disclosure controls.

(c)	Subsequent to the end of the period covered by this report, but prior to filing this report the Company has taken steps to remediate the identified material weakness in its disclosure control procedures by publishing and reaffirming its policy and procedure relating to timely communication of all claims, litigation and contingencies to its general counsel.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of litigation in Note 7 - Litigation to the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See discussion of the Company’s debt agreements in Note 6 - Debt to the Condensed Consolidated Financial Statements.

Item 6. Exhibits

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

Date: June 20, 2005