Form 10-Q
period 2005-07-03
RAYTECH CORP
filed 2005-08-17
CIK 797917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarter Ended July 3, 2005,
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

Yes ☒ No ☐

As of August 8, 2005, 41,737,306 shares of common stock were outstanding and the aggregate market value of these shares (based upon the closing price of Raytech common stock on the New York Stock Exchange) on such date held by non-affiliates was approximately $9.2 million.

RAYTECH CORPORATION

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance
	Sheets at July 3, 2005 and January 2, 2005	3

	Condensed Consolidated Statements of
	Operations for the thirteen and twenty-six weeks
	ended July 3, 2005 and June 27, 2004	4

	Condensed Consolidated Statements
	of Cash Flows for the twenty-six weeks
	ended July 3, 2005 and June 27, 2004	5

	Condensed Consolidated Statements of
	Changes in Shareholders' Equity for the twenty-six
	weeks ended July 3, 2005 and June 27, 2004	6

	Notes to Condensed Consolidated
	Financial Statements	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	41

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	43

	Signature	44

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 3,	January 2,
	2005	2005
ASSETS
Current assets
Cash and cash equivalents	$$9,548	13,620
Restricted cash	5,080	5,548
Trade accounts receivable, less allowance
of $1,129 and $1,462	31,874	27,506
Inventories, net	39,919	39,582
Income taxes receivable	1,339	1,333
Deferred income taxes	3,408	3,854
Other current assets	2,340	3,009
Total current assets	93,508	94,452

Property, plant and equipment	114,700	126,118
Less accumulated depreciation	(39,782)	(46,113)
Net property, plant and equipment	74,918	80,005

Goodwill, net	5,287	5,912
Other intangible assets, net	21,899	22,731
Other assets	2,848	2,586
Total assets	$$198,460	$$205,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$$18,147	$$15,280
Current portion of pension obligation	2,242	2,248
Accounts payable	14,375	15,068
Accrued liabilities	24,302	23,810
Payable to the PI Trust	4,998	4,393
Total current liabilities	64,064	60,799

Long-term debt	16,785	11,416
Pension obligation	12,612	14,175
Postretirement benefits other than pension	17,991	16,834
Deferred payable to the PI Trust	3,630	4,627
Deferred income taxes	7,528	7,591
Other long-term liabilities	6,365	7,044
Total liabilities	128,975	122,486
Commitments and Contingencies
Minority interest	523	10,020
Shareholders' Equity
Capital stock:
Cumulative preferred stock, no par value,
5,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, par value $1.00, 50,000,000 shares
authorized, 41,737,306 issued and
outstanding	41,737	41,737
Additional paid in capital	117,574	117,574
Accumulated deficit	(79,331)	(77,595)
Accumulated other comprehensive loss	(11,018)	(8,536)
Total shareholders' equity	68,962	73,180
Total liabilities and shareholders' equity	$$198,460	$$205,686

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Net sales	$60,606	$58,405	$123,958	$115,003
Cost of sales	53,655	45,876	105,011	91,415

Gross profit	6,951	12,529	18,947	23,588

Selling, general and administrative
expenses	8,777	10,424	18,395	19,026
Restructuring expenses	1,687	-	2,074	-

Operating (loss) profit	(3,513)	2,105	(1,522)	4,562

Interest expense	(600)	(348)	(981)	(663)
PI Trust payable (increase) decrease	(306)	-	689	-
Other expense, net	(460)	(375)	(73)	(82)

(Loss) income before provision for income
taxes and minority interest	(4,879)	1,382	(1,887)	3,817

(Benefit) provision for income taxes	(1,523)	1,038	(331)	1,866

(Loss) income before minority interest	(3,356)	344	(1,556)	1,951

Minority interest	-	287	180	543

Net (loss) income	$(3,356)	$57	$(1,736)	$1,408

Basic and diluted (loss) earnings
per share	$(0.08)	$-	$(0.04)	$0.03

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the 26 Weeks ended
	July 3,	June 27,
	2005	2004

Cash flows from operating activities:

Net (loss) income	$(1,736)	$1,408
Adjustments to reconcile net (loss) income to net cash
used by operating activities:
Depreciation and amortization	8,298	8,344
Other non-cash items	(701)	(569)
Changes in other operating assets and liabilities
Trade accounts receivable	(4,752)	(7,080)
Inventories	(1,631)	(1,510)
Accounts payable	(541)	(1,011)
Other operating assets and liabilities, net	853	(17)
Net cash used by operating activities	(210)	(435)

Cash flow from investing activities:
Capital expenditures	(6,127)	(1,754)
Restricted cash	468	(353)
Other	836	-
Net cash used by investing activities	(4,823)	(2,107)

Cash flow from financing activities:
Net borrowings on short-term notes	3,443	3,676
Principal payments on long-term debt	(1,954)	(1,506)
Net cash provided by financing activities	1,489	2,170

Effect of exchange rate changes on cash	(528)	(69)

Net change in cash and cash equivalents	(4,072)	(441)

Cash and cash equivalents at beginning of period	13,620	16,413

Cash and cash equivalents at end of period	$9,548	$15,972

Supplemental schedule of non-cash investing
and financing activities:

Acquisition of APC minority shares owned by Raymark
through issuance of a long-term note payable	$7,200	$-

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total

Balance, December 28, 2003	$41,737	$117,574	$(74,845)	$(8,556)	$75,910

Comprehensive income (loss):

Net income	-	-	1,408	-	1,408

Other comprehensive loss	-	-	-	(279)	(279)

Total comprehensive
income (loss)	-	-	1,408	(279)	1,129

Balance, June 27, 2004	$41,737	$117,574	$(73,437)	$(8,835)	$77,039

Balance, January 2, 2005	$41,737	$117,574	$(77,595)	$(8,536)	$73,180

Comprehensive income (loss):

Net (loss) income	-	-	(1,736)	-	(1,736)

Other comprehensive loss	-	-	-	(2,482)	(2,482)

Total comprehensive
income (loss)	-	-	(1,736)	(2,482)	(4,218)

Balance, July 3, 2005	$41,737	$117,574	$(79,331)	$(11,018)	$68,962

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 1 - Summary of Significant Accounting Policies

On July 7, 2005, the Company and The Raytech Corporation Asbestos Personal Injury Trust (the “PI Trust”), its largest shareholder, announced that the PI Trust intends to undertake a going private transaction of the Company. As part of that transaction, the PI Trust entered into a Supplemental Settlement Agreement with shareholders who were the environmental creditors of the Company in its 2001 Chapter 11 reorganization. The settlement is conditioned upon receiving the approval of the United States Bankruptcy Court for the District of Connecticut after a hearing, which is scheduled for August 16, 2005. Upon completion of the settlement, the PI Trust will own approximately 90.6% of the outstanding shares of the Company. The PI Trust then intends to undertake a short-form merger of the Company into a newly created subsidiary that is wholly owned by the Trust, terminate the registration of the stock with the Securities and Exchange Commission, and seek to de-list the Company’s common stock from trading on the New York Stock Exchange. On August 1, 2005, the Company was notified by the New York Stock Exchange ("NYSE") that it is not in compliance with the NYSE’s increased continued listing standards due to the fact that its total market capitalization is less than $75 million over a 30-day trading period and its stockholders' equity is less than $75 million. Under the rules and procedures of the NYSE, the Company must respond to the NYSE within 45 days with a business plan that demonstrates compliance with the continued listing standards. The Company does not believe that it can take steps which will permit it to satisfy the financial continued listing criteria of the NYSE within the 18-month cure period provided. The Company is engaged in discussions with NYSE staff regarding the timing of the anticipated going private transaction and delisting of its stock.

Presentation of Condensed Unaudited Consolidated Financial Statements

These condensed unaudited consolidated financial statements have been prepared pursuant to the requirements of Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to fairly present the consolidated financial position of Raytech Corporation (the "Company") as of July 3, 2005 and the consolidated results of operations and cash flows for all interim periods presented. All adjustments, with the exception of the entries to record the acquisition of minority shares of Allomatic Products Company (“APC”) which are discussed in Note 13, are of a normal recurring nature. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended January 2, 2005. Interim results are not necessarily indicative of the results for the full year.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 1, Continued

	For the thirteen weeks ended
	July 3,	June 27,
	2005	2004
Net income:
As reported	$(3,356)	$57
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(170)	(315)
Pro forma	$(3526)	$(258)
Basic and diluted earnings per share:
As reported	$(.08)	$.00
Pro forma	$(.08)	$(.01)

	For the twenty-six weeks ended
	July 3,	June 27,
	2005	2004
Net income:
As reported	$(1,736)	$1,408
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(386)	(723)
Pro forma	$(2,122)	$685
Basic and diluted earnings per share:
As reported	$(.04)	$.03
Pro forma	$(.05)	$.02

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

There were no options granted during the 2004 fiscal year or during the first and second quarters of 2005.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 1, continued

The Company produces goods for its customers based on a purchase order system, and in certain instances using longer term contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product’s cost exceeds the selling price, an accrual is provided for the expected loss on goods in inventory and customer purchase orders received by the balance sheet date. The loss is based on the difference between contracted selling price and the fully absorbed cost of inventory. The fully absorbed inventory cost includes normal fixed and variable, direct and indirect, manufacturing costs including material, labor, employee benefit, depreciation, utility and other costs. The Company has not recorded an estimate of the loss over the term of these contracts other than purchases related to inventory on hand since the quantity and mix of parts is not known and future production costs will be impacted by, among other things, changes in economic conditions and management’s actions, including expected cost savings initiatives. This policy is followed for all periods presented regarding any and all losses on contracts where costs exceed selling price. Losses are consistently recorded based on all inventory and from purchase orders only based on the difference between contracted selling price and fully absorbed inventory costs, outlined above, consistent with the Company’s standard cost system in conformity with accounting principles generally accepted in the United States. The loss incurred on products sold under loss contracts was $3.5 million and $1.6 million in the second quarter of 2005 and the second quarter of 2004, respectively. The loss incurred on products sold under loss contracts for the twenty-six-week period ended July 3, 2005 was $6.4 million and $3.3 million for the same period in the prior year. The reserve for expected loss on goods in inventory and customer purchase orders was $2.0 million and $1.5 million at July 3, 2005 and January 2, 2005, respectively.

When the Company receives an incentive to enter into an agreement with a customer, the revenue attributed to the incentive is recognized over the term of the agreement or the life of the specific relationship with the customer.

Warranties

The Company provides certain warranties relating to the quality and performance of its products. The primary product of the Company, friction plates, is used in manual and automatic transmissions, transfer cases and wet wheel brake systems for heavy duty equipment. The Company maintains product liability insurance that covers personal injuries and property damage alleged to have been caused by defective products. The Company also has insurance to cover the costs of product recalls arising from its OEM production in the United States, Germany and China. Warranty claims have historically been insignificant due to the quality of the Company’s products and the possibility that other parts in the systems or their interactions may contribute to any system failure. Based on the historical warranty claim experience the Company has not deemed it necessary to accrue a warranty obligation at the time of sale. However, if a claim is made and the Company determines that it is probable that the claim is valid and that it has an obligation, a liability is recorded. If the Company determines that it is not probable but is reasonably possible that a significant warranty obligation has been incurred, the nature of the claim and, if estimable, a range of cost is disclosed.

Legal Expenses

Legal expenses are accrued when incurred.

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

Note 2- Liquidity

Cash used in operating activities for the thirteen-week period ended July 3, 2005 of $.2 million compared to $.4 million for the same period in the prior year. The principal operating use of cash for the twenty-six-week period ended July 3, 2005 has been to support increases in accounts receivable and inventory, which is a seasonal fluctuation and is consistent with the prior year periods. The increase in inventories is principally the result of a build-up in inventory to facilitate the closure of our Sterling Heights, Michigan, manufacturing facility.

Capital expenditures through July 3, 2005 of $6.1 million compared to $1.8 million for the same period in the prior year. The capital expenditures are as planned. The Company completed the building expansion begun in 2004 at the facility in China with expenditures in 2004 of $.8 million. The new facility will increase production capacity to meet the demand for products produced at that location. In addition, the Wet Friction OEM segment has increased capital spending $1.9 over the 26-week period in 2004. The increased spending has been for equipment installations, as production is transferred out of the facilities being closed, support for cost reduction programs and additional R&D equipment.

Cash and cash available under existing lines of credit at July 3, 2005 totaled $16.8 million compared to $19.7 million at January 2, 2005, a decrease of $2.9 million. The decrease is due primarily to capital expenditures during the period.

The total borrowings at July 3, 2005 of $34.9 million compares to total borrowings of $26.7 million at year-end 2004, an increase of $8.2 million. The increase in total borrowings was principally the result of the issuance of a $7.2 million note related to the purchase of the shares of APC stock owned by Raymark. See Note 13 for a further discussion of the APC stock acquisition. Available lines of credit at July 3, 2005 of $6.8 million compared to $6.1 million at year-end 2004, an increase of $.7 million. Full details of the Company’s debt are contained in Note 6 - Debt to the Condensed Consolidated Financial Statements. During the first quarter of 2005, the Company amended its domestic debt agreements. The primary purpose of the amendments was the modification of the debt covenant calculations to provide the Company greater flexibility to manage its cash resources and certain one-time costs that will be incurred during 2005 related to the plant closures announced during 2004. Additionally, the amendment to the Domestic OEM loan and security agreement provides for a remedy of future non-compliance with the quarterly debt covenants, by an irrevocable cash contribution by the parent. During the twenty-six-week period ended July 3, 2005, the parent made an irrevocable cash contribution of $2.3 million to RPC, a borrower, to remedy the debt covenant non-compliance. The parent may be required to make additional cash contributions in the future in the event of any further non-compliance of the borrowers.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 2, continued

Refer to Notes 8 - Debt and 15 - Commitments to the consolidated financial statements, included within the Company's 2004 Form 10-K, for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

The Company's potential obligations regarding environmental remediation are explained in Note 7 - Litigation to the Condensed Consolidated Financial Statements.

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

•
The Company has recorded an accrued liability of $5.9 million for certain environmental matters more fully discussed in Note 7 - Litigation to the Condensed Consolidated Financial Statements. Management expects that $.5 million will be spent during 2005 and the balance during 2006 or later.

•
The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note 9 - Employee Benefits to the consolidated financial statements, included within the Company's 2004 Form 10-K, are underfunded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions. The expected funding for the plans in 2005 will be approximately $1.3 million, $.9 million of which was funded during the first six months of 2005.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 2, continued

•
The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of certain facilities and moving certain production to other facilities operated by the Company. The Company estimates that the total cash outflows related to these closures will be approximately $6.2 million, of which we expect to expend $4.0 million during 2005 and the remaining balance will be spent during 2006 and 2007. The expenses related to these closures are more fully explained in Note 12 - Restructuring Programs to the Condensed Consolidated Financial Statements.

•
During 2004, we reached agreements with certain major customers on revised sales contract provisions that will enable us to close our manufacturing plant in Sterling Heights, Michigan. The new sales contract provisions require the Company, in certain instances, to build up inventory levels to facilitate the transition to a new vendor or to another manufacturing location within the Company. As a result, we expect our inventory levels to increase through September 2005 by as much as $2.6 million. During the fourth quarter of 2005, we expect this trend will reverse and inventory levels will begin to decrease. We currently expect that the amount of inventory related to the build up will be less than $2.0 million at year end 2005.

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

Management believes that existing cash balances, the Company’s lending facilities and cash flow from operations during 2005 will be sufficient to meet all of the Company’s obligations arising in the normal course of business, including anticipated capital investments. However, the ability of the Company to utilize its lending facilities is dependent on the Company’s ability to meet its financial forecasts for 2005, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include modest revenue growth in all three operating segments as well as certain cost-saving initiatives, partially offset by certain cost increases and inflation assumptions. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company’s indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, enact certain actions to generate cash and/or to seek additional alternative financing from other lenders. The Company is reviewing alternatives with its current lenders and others, which would supply additional liquidity for expansion and relocation costs, which are considerations in future strategic plans.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 3 - Restricted Cash

Restricted cash relates to the following:

	July 3	January 2,
	2005	2005

Payable to the PI Trust	$3,222	$3,199
Letters of credit	1,448	1,939
Other	410	410

	$5,080	$5,548

The payable to the PI Trust consists of tax refunds and other funds received by the Company that will be paid to the PI Trust at a future date. Subsequent to July 3, 2005, the Company paid to the PI Trust $2.7 million of the above payable.

  The letters of credit collateralize certain obligations relating primarily to workers' compensation and certain supplier accounts.

Note 4 - Inventories

Inventories, net, consist of the following:

	July 3, 2005	January 2, 2005

Raw material	$12,470	$12,464
Work in process	12,859	11,020
Finished goods	14,590	16,098

	$39,919	$39,582

Inventory reserves were $5,321 and $4,729 at July 3, 2005 and January 2, 2005, respectively.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 5 - Goodwill and Other Intangible Assets

	July 3, 2005		January 2, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite life intangible
assets:
Unpatented technology	$14,382	$7,788	$14,360	$6,972
Distribution base	5,737	1,218	5,716	1,073
Total	$20,119	$9,006	$20,076	$8,045

Indefinite life intangible
assets:
Trademarks	$10,786		$10,700

Goodwill	$5,287		$5,912

Intangible assets, net	$27,186		$28,643

The weighted average amortization periods for the unpatented technology and the distribution base are between 6 and 20 years. Amortization expense for the 13 weeks ended July 3, 2005 and June 27, 2004 amounted to $480 and $482, respectively. Amortization expense for the 26 weeks ended July 3, 2005 and June 27, 2004 amounted to $961 and $962, respectively.

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

On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased shares of APC owned by Raymark. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the time of the acquisition. Fair values were determined by internal analysis and independent third party appraisals. The preliminary allocation of the purchase price resulted in the recognition of intangible assets of $129, consisting of unpatented technology $22, distribution base $21 and trademarks $86.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 6 - Debt

Debt at July 3, 2005 and January 2, 2005 consists of the following:

	July 3, 2005			January 2, 2005
	Current	Non-Current	Total	Current	Non-Current	Total

Domestic bank debt
Line of credit	$13,729	$-	$13,729	$10,762	$-	$10,762
Term loans
Domestic OEM	1,055	2,462	3,517	1,055	3,078	4,133
Aftermarket	996	4,337	5,333	996	4,837	5,833
Total domestic bank debt	15,780	6,799	22,579	12,813	7,915	20,728

Foreign bank debt
Line of credit	-	-	-	-	-	-
Term loans
Europe	941	2,568	3,509	1,056	3,406	4,462
Asia	1,300	-	1,300	1,300	-	1,300
Total foreign bank debt	2,241	2,568	4,809	2,356	3,406	5,762

Total bank debt	18,012	9,367	27,388	15,169	11,321	26,490

Note payable - Aftermarket	-	7,200	7,200	-	-	-

Leases	126	218	344	111	95	206

Total debt	$18,147	$16,785	$34,932	$15,280	$11,416	$26,696

The carrying value of the Company's debt approximates fair value.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 6, continued

The Company, through its Domestic OEM segment subsidiaries, Raybestos Products Company (“RPC”), and Raybestos Automotive Components Company (“RACC”), maintains a Loan and Security Agreement, which provides for RPC and RACC to borrow up to $25.3 million in the aggregate. The agreement, as amended in November 2003, consists of a $20 million revolving line of credit and a term loan of $5.3 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. The revolving line of credit matures September 28, 2006. The term loan is payable in 34 monthly payments of $88, commencing December 1, 2003 and maturing on September 28, 2006, with the final payment being the remainder of the balance. The revolving line of credit and the term loan are collateralized by accounts receivable and inventory. At July 3, 2005, the amount available under the revolving line of credit was $2.9 million. Amounts outstanding under the revolving line of credit bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.50% and 2.75%, respectively. Amounts outstanding under the term loan bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.75% and 3.00%, respectively. The agreement contains financial and other covenants, including a fixed charge coverage ratio and a material adverse change clause. At July 3, 2005 and January 2, 2005, the aggregate pledged assets of RPC and RACC amounted to $64.4 million and $62.1 million, respectively, consisting of cash, accounts receivable, inventory, machinery and equipment and all other tangible and intangible assets, except real property. The agreement permits RPC and RACC to pay dividends to the Company for costs and expenses incurred by the Company in the ordinary course of business so long as no event of default has occurred and is continuing. During the second quarter of 2004, the Company entered into a fifth amendment to this agreement. The fifth amendment alters the determination of availability under the revolving line of credit to exclude certain receivables due to a potential right of setoff and grants the lender a mortgage on the real property owned by RPC, located in Sterling Heights, Michigan. The carrying value of the real property in Sterling Heights, Michigan was $4.8 million at July 3, 2005. Further, in accordance with the fifth amendment, the lender may make loans, subject to certain limits, under the revolving line of credit up to the lesser of the amount of the excluded receivables or $1.9 million. During the fourth quarter of 2004, the Company entered into a sixth amendment to this agreement. Under the sixth amendment, the lender waives certain defaults that may arise as a result of an agreement between the Company and a certain customer. During the first quarter of 2005, the Company entered into a seventh amendment to this agreement. The seventh amendment modifies the fixed charge coverage ratio to exclude a one-time forgiveness of certain intercompany receivables recorded by RPC during the first quarter of 2005, related to the closure of the RUK facility, clarifies the periods to be included in the calculation of the fixed charge coverage ratio in the future and provides a remedy for future non-compliance by an irrevocable cash contribution by the parent.

The Company, through its subsidiaries Raytech Powertrain, Inc. (“RPI”), APC, Raytech Systems, Inc. (“RSI”) and Raybestos Powertrain, LLC, is party to a loan agreement for $7.0 million with an interest rate at 1.65 basis points over the adjusted Eurodollar rate with a five-year term. The loan is payable in 59 monthly payments of $83, commencing on December 1, 2003, with a balloon payment of $2.1 million payable on November 3, 2008. The proceeds from this facility were used to pay environmental costs and pension costs. The loan is collateralized by the assets of the borrowing entities. The agreement contains financial and other covenants, including the maintenance of certain financial ratios and a material adverse change clause. At July 3, 2005 and January 2, 2005, the aggregate pledged assets of APC, RSI, RPI and Raybestos Powertrain, LLC were $39.4 million and $44.1 million, respectively. During the first quarter of 2005, the Company entered into the first amendment to this agreement. The first amendment modifies the calculation of the debt service coverage ratio to exclude fifty percent of distributions to the borrower’s parent company.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 6, continued

The Company's wholly-owned German subsidiary, Raybestos Industrie-Produkte GmbH (“RIP”), has available lines of credit with several German banks. Interest is charged at rates between 3.80% and 10.75%. The lines are repayable on demand. At July 3, 2005 and January 2, 2005, there were no borrowings outstanding under these lines of credit.

The Company’s wholly-owned German subsidiaries, Raytech Composites Europe GmbH (“RCE”) and RIP have various loan agreements with outstanding loans at July 3, 2005 of $3.5 million with the maturities ranging from September 2005 through December 2012. The loans are payable in equal periodic installments (usually quarterly or semi-annually) over the term of the loan. The loans bear interest at rates ranging from 2.50% through 6.17%. At July 3, 2005 and January 2, 2005, respectively, the aggregate pledged assets, consisting of machinery and equipment, amounted to EUR15.5 million ($18.7 million) and EUR14.8 million ($20.1 million).

During the periods presented, the Company’s wholly-owned Chinese subsidiary Raybestos Friction Products (Suzhou) Co. Ltd. (“RFP”) had several loan agreements. The loans are short-term and payable at maturity. The balance at July 3, 2005 and January 2, 2005 was $1.3 million. The Company refinanced the outstanding loans in May 2005 into one loan agreement. The loan matures in April 2006.

On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased shares of APC owned by Raymark and in payment therefor, APC issued a ten year unsecured subordinated promissory note in the initial principal amount of $7.2 million (the “Note”). The Note is subordinated to APC’s existing and future senior indebtedness and bears interest at an annual rate of 8.00% payable quarterly; one-half of which is payable in cash and one-half of which is payable, at APC’s option, in either cash or by increasing the outstanding principal amount of the Note. Principal payments on the Note are due on each annual anniversary of the issue date of the Note, beginning in 2011, at an annual rate of 3.00% of the then outstanding principal balance, with a final payment in full in 2015. APC may redeem the Note, in whole or in part, at any time without premium or penalty. In addition to certain financial reporting requirements, the Note contains net worth and current ratio covenants as well as merger and asset sale limitations, which if not met could cause an event of default permitting the holder of the Note to accelerate the repayment of the entire principal amount and all accrued interest then outstanding under the Note.

  The weighted average rates on all domestic and foreign debt at July 3, 2005 and January 2, 2005 were 6.17% and 4.85%, respectively.

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

By July 3, 2005, RPC had spent approximately $18.7 million on removal of lead and PCB contaminated soils from the Site. RPC had accrued $.4 million for potential EPA oversight costs relating to that work, which is its best estimate of all remaining oversight costs. The Company believes that any cost in excess of the accrued amount related to this matter will not be material.

Crawfordsville, IN - Environmental Remediation Downstream of the Site

On May 6, 2003, the EPA indicated that RPC is potentially liable for PCB and lead contamination downstream of the Site. The EPA has not issued an order to RPC regarding this downstream area. However, during the third quarter of 2003, the Company began negotiations with the EPA concerning such possible additional remediation. As a result, during the third quarter of 2003, the Company recorded a $2.4 million accrual relating to this potential liability for investigative and future cleanup costs. The Company has an accrual of $2.1 million at July 3, 2005, which is its best estimate of the costs, including oversight costs, that will be incurred related to this matter. The Company believes that any cost in excess of the accrued amount related to this matter will not be material.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 7, continued

Crawfordsville, IN - Environmental Remediation and Expenses relating to the RPC Facility

On May 15, 2001, the EPA issued a Pre-filing Notice and Opportunity to Confer to RPC (the “Pre-filing Notice”). This notice stated that the EPA might file a civil action lawsuit against RPC for violations of various environmental statutes and would offer RPC the opportunity to participate in pre-filing negotiations to resolve this matter. The EPA stated that it had reason to believe that RPC committed violations of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and Toxic Substances Control Act and that RPC could be subject to substantial penalties. On September 3, 2003, the EPA proposed that the parties settle the Pre-filing Notice. The EPA stated that penalties for violations alleged in the Pre-filing Notice could total approximately $180.0 million and suggested the following resolution: RPC should pay approximately $2.4 million in fines and undertake compliance activities, on-site investigative work that the EPA estimated would cost about $1.0 million, and corrective action to resolve the Pre-filing Notice. During 2004, RPC performed on-site investigative work. RPC is currently engaged in further investigative work and negotiations with the EPA regarding potential on-site corrective action and the amount of any penalty. The Company has an accrual of $3.4 million as of July 3, 2005, based on the EPA position, which is its best estimate of the costs related to this matter. The Company does not have any additional information, beyond what is discussed above, that would suggest a range of loss. The Company is currently working with environmental engineers and the EPA to determine the extent of corrective action, if any, required.

Ferndale, MI - Potential Responsibility for Environmental Remediation

In a January 8, 2002 letter, the Michigan Department of Environmental Quality (“MDEQ”) asserted that the Company might have responsibility for trichloroethylene contamination at a Ferndale, Michigan industrial site that Advanced Friction Materials Company (“AFM”) leased from approximately 1974 to 1985. The Company acquired 47% of the stock of AFM in 1996 and the balance of the shares in 1998. The Company has not received any communications from MDEQ since 2002 and has insufficient knowledge to estimate a reasonably possible range of loss for the alleged contamination. No liability has been accrued as of July 3, 2005.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 7, continued

In February 2002, RPC filed a third-party complaint in the Insurance Case against three insurance carriers. The third-party complaint seeks defense and indemnity from the insurers relating to investigation and remediation of contamination in Shelly Ditch. Later that year, two of the insurance carriers, USF&G and Westchester, filed motions to compel arbitration of the insurance coverage issues under these policies. The U.S. District Court denied these motions to compel and the two insurance companies appealed to the U.S. Court of Appeals for the Seventh Circuit ("Appeals Court"). On August 27, 2004, the Court of Appeals reversed the District Court's order refusing to compel such arbitration and remanded the case to the District Court for entry of an order compelling arbitration. On October 15, 2004, the District Court entered its order compelling arbitration and RPC promptly submitted the USF&G and Westchester insurance issues to arbitration. On August 9, 2005, RPC agreed to settle its claims against USF&G for, among other things, a payment by USF&G. On August 10, 2005, the arbitration panel granted the insurers’ motions for summary determination and denied a motion for summary determination by RPC, ruling that the USF&G and Westchester insurance policies do not provide coverage for defense and indemnity of the Shelly Ditch remediation expenses. The Company has not decided whether to appeal this ruling.

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

RPC believes that a recovery from National Union and Reliance Insurance of a substantial portion of the environmental costs described above is reasonably possible. However, due to the uncertainty and complexity of the legal issues involved in the litigation against the carriers, RPC has not recorded any recovery and the liabilities have been recorded on a gross basis.

RPC Claims against IDEM

In July 2002, RPC filed an action against the IDEM for breach of contract claiming damages based on the difference between the costs of cleanup under the EPA Removal Order and the IDEM Agreed Order. The outcome of this litigation cannot be predicted. Trial of this matter began in August 2005 and is expected to conclude in September 2005, but the court has stated it will not render a judgment until early 2006.

Commercial Litigation

On April 22, 2003, Automation by Design, Inc. (“ABD”) filed a civil action against RPC in U.S. District Court for the Southern District of Indiana. The complaint alleged copyright infringement and breach of contract in connection with RPC’s purchase of certain equipment. RPC denied liability and filed counterclaims for breach of contract and declaratory judgment. The court granted ABD’s motion to amend its complaint to include as defendants Raytech Corporation and Production Design Services, Inc., which manufactured certain equipment allegedly involved in this court action and which RPC agreed to defend and indemnify against certain liabilities. On December 8, 2004, the District Court granted RPC’s motion for summary judgment, ruling that ABD’s claims fail as a matter of law. In July 2005, RPC was awarded reimbursement of its costs (not including attorneys’ fees) incurred in defending the action. The amount of which was not material. ABD has filed an appeal of the summary judgment ruling. The Company does not believe that the outcome of this litigation will have a material adverse effect on its consolidated results of operations, financial condition or cash flows.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 7, continued

Litigation Costs

The Company does not accrue probable and estimable litigation costs related to any of the above litigation. The Company accrues legal costs when they are incurred.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 8, continued

Information relating to operations by industry segment follows:

	For the 13 weeks ended		For the 26 weeks ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Net Sales
Domestic OEM	$36,617	$32,361	$70,810	$63,763
International	17,461	16,864	37,425	33,517
Aftermarket	12,799	13,616	26,833	26,002
Intersegment elimination (1)	(6,271)	(4,436)	(11,110)	(8,279)
Net sales to external customers	$60,606	$58,405	$123,958	$115,003

Gross Profit
Domestic OEM	$1,634	$4,521	$4,283	$8,417
International	4,116	4,647	10,333	9,436
Aftermarket	2,782	4,304	6,723	7,989
Corporate and intersegment elimination	(1,581)	(943)	(2,392)	(2,254)
Consolidated	$6,951	$12,529	$18,947	$23,588

Operating Profit (loss)
Domestic OEM	$(1,388)	$1,583	$(1,985)	$2,736
International	248	1,959	2,818	4,057
Aftermarket	1,162	2,669	3,302	4,819
Corporate	(3,535)	(4,106)	(5,657)	(7,050)
Consolidated	$(3,513)	$2,105	$(1,522)	$4,562

Income before provision for income taxes and minority interest
Domestic OEM	$(5,445)	$897	$(6,717)	$1,567
International	(5,164)	1,773	8,027	3,959
Aftermarket	998	2,580	3,105	4,814
Corporate and intersegment elimination	(5,596)	(3,868)	(6,302)	(6,523)
Consolidated	$(4,879)	$1,382	$(1,887)	$3,817

(1)
The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation. Substantially all intersegment sales are sales of Domestic OEM products to the Aftermarket segment.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 9 - Income Taxes

The tax benefit recorded for the thirteen-week period ended July 3, 2005 is $1.5 million compared to a provision of $1.0 million for the same period in the prior year. The tax benefit recorded for the twenty-six-week period ended July 3, 2005 is $331 compared to a provision of $1.9 million for the same period in the prior year. The tax benefit for the current period includes the settlement of an IRS audit for 1996 through 2001 as approved by the Congressional Joint Committee on Taxation on June 22, 2005. The settlement results in no payment of Federal tax given the Company’s net operating losses. The Company recorded a $1.6 million benefit based on the final outcome of the IRS exam. Also, during the current period, the Company recognized foreign taxes associated with operations in Germany and China and state taxes generated by domestic operations. The Company did not recognize any tax benefits associated with the losses generated by the U.S. domestic operations or its United Kingdom operations, due to doubts concerning their future recoverability, in the thirteen-week period ended July 3, 2005.

Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At July 3, 2005, the Company has tax loss carryforwards of $92.2 million and tax credit carryforwards of $2.7 million. The net operating loss carryforwards are allocated between the Company and the PI Trust in the amounts of $25.0 million and $67.2 million, respectively. NOL carryforwards that inure to the PI Trust are set to expire between 2021 and 2024. The tax credit carryforwards all inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses allocated to the PI Trust, and certain contributions made to the Raymark pension plans. Losses generated by the Company subsequent to the emergence from bankruptcy, exclusive of losses attributed to the payments discussed above, will be retained by the Company. The method of allocation in utilizing current and future operating losses between the PI Trust and the Company has not been formally determined at this time. However, the Company has allocated the net operating losses between the PI Trust and the Company based on year of origin. Alternatively, the method of allocation of current and future net operating losses between the Company and the PI Trust might be such that those generated by the PI Trust would be utilized before those generated by the Company or vice versa. Utilizing the net operating losses of the PI Trust first would require the Company to reimburse them for the tax benefit associated with their net operating losses of $67.2 million, resulting in additional cash flow for the PI Trust. Conversely, if the net operating losses of the Company were to be utilized first, it would result in additional cash flow for the Company. Although the timing cannot be determined with certainty, it is reasonably expected that the method of allocation for using current and future operating losses will be formalized in the next nine months. Further, it is expected that the formalized agreement with the PI Trust will reflect the utilization of the net operating losses based on a pro rata allocation using the year of origin in which the net operating loss was created, which is the method utilized currently by the Company in accounting for these transactions. Additional tax recoveries, expected to be received in future periods, are recorded as deferred tax assets, net of valuation allowances, and a deferred payable to the PI Trust, which amounted to $3.6 million and $4.6 million at July 3, 2005 and January 2, 2005, respectively.

During the twenty-six-week period ended July 3, 2005, the Company recorded a $1.0 million decrease in the deferred payable to the PI Trust due to the acquisition of the shares of APC owned by Raymark on March 21, 2005, as discussed in Note 13, and the resultant inclusion of APC in the group’s consolidated U.S. tax return. As part of the purchase accounting, the Company reassessed the realizability of APC’s deferred tax assets using the “more likely than not” criteria specified by SFAS No. 109, “Accounting for Income Taxes”, and determined that a full valuation allowance should be provided against them. As a result of this change in the deferred tax accounts, the Company has updated its deferred tax scheduling analysis and determined that the deferred payable to the PI Trust should be reduced by $1.0 million and $1.4 million of additional valuation allowance is required of which $1.0 million is attributable to the PI Trust and $400 to the Company. The benefit of the reduction in the deferred payable to the PI Trust has been recorded as other income in the Condensed Consolidated Statement of Operations. Future changes in the composition and reversal patterns of the Company’s deferred tax assets and liabilities may impact the deferred tax asset that inures to the benefit of the PI Trust and the related deferred payable. The impact on the deferred payable to the PI Trust could cause a corresponding impact on pre-tax income.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 9, continued

At July 3, 2005, the Company has recorded a tax receivable in the amount of $1,639, of which $1,596 is due from the Federal Government due to the final settlement with the IRS discussed above and $43 is due from state governments. The state refunds inure to the benefit of the PI Trust. In July 2005, the Company received $1.0 million from the Federal Government, which has been paid to the PI Trust.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 10 - Earnings Per Share

	13 weeks ended		26 weeks ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Net income	$(3,356)	$57	$(1,736)	$1,408
Weighted average shares	41,737,306	41,737,306	41,737,306	41,737,306
Basic and diluted earnings per share	(.08)	-	(.04)	.03

Options to purchase 1,251,615 shares of common stock were not included in the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 3, 2005 and options to purchase 3,034,414 shares of common stock were not included in the computation of diluted earnings per share for the thirteen and twenty-six weeks ended June 27, 2004 due to their anti-dilutive effect due either to their exercise price compared to the market price or the Company incurring a loss for the period.

Note 11 - Pension and Post Retirement Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Post Retirement Benefits
	For the thirteen weeks ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Service Cost	$130	$146	$252	$197
Interest Cost	619	698	365	290
Expected return on plan assets	(698)	(636)	-	-
Amortization of prior service cost	15	15	-	-
Amortization of net (gain) loss	113	128	110	41
Net periodic benefit cost	$179	$351	$727	$528

	Pension Benefits		Post Retirement Benefits
	For the twenty-six weeks ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Service Cost	$260	$292	$504	$394
Interest Cost	1,238	1,394	729	580
Expected return on plan assets	(1,396)	(1,271)
Amortization of prior service cost	30	69
Amortization of net (gain) loss	227	215	221	81
Net periodic benefit cost	$359	$699	$1,454	$1,055

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 11, continued

The Company previously disclosed in its financial statements for the year ended January 2, 2005, that it expected to contribute $2.2 million to its pension plans and $.9 million to fund its post retirement plan in 2005. As of July 3, 2005, $.1.5 million of contributions have been made. The Company presently anticipates contributing an additional $1.6 million to fund its pension and post retirement plans in 2005.

In connection with the Company's Chapter 11 proceedings, the Pension Benefit Guaranty Corporation ("PBGC") filed certain motions claiming that the Company was responsible for the funding and sponsorship of two Raymark Corporation pension plans. The court ordered that the Company was liable for the maintenance and funding of the underfunded pension plan obligations of Raymark Corporation. The Company, based on the court's order, assumed the role of plan sponsor of the Raymark Plans upon emergence from bankruptcy. The Company obtained a deferral of its funding obligations for 2000. Since obtaining the deferral, the Company has made funding payments to the Raymark Plans as required. As of July 3, 2005, the outstanding balance of the deferred amounts was approximately $.8 million. During 2004, the Company executed a mortgage of its real property located in Crawfordsville, Indiana to the PBGC, guaranteeing its remaining deferred funding obligations of the Raymark Plans. At July 3, 2005 the carrying value of the real property mortgaged was $4.6 million.

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

Restructuring expense of $1.2 million was recorded in the thirteen-week period ended July 3, 2005 as a change in estimate of the closure costs for the U.K. facility. Additional information has been received for estimation of final refurbishment costs of $.6 million and lease cost of $.6 million for exiting the facility. Additional severance costs were booked in the first quarter of $.1 million; the total restructuring costs for the U.K. booked in 2005 aggregate to $1.3 million at July 3, 2005.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs, the portion recognized through July 3, 2005 and the portion expected to be recognized in a future period:

	July 3, 2005	Recognized	To Be
	Expected	Through	Recognized
	Total Cost	July 3, 2005	In Future
Severance and termination benefits	$4,127	$3,957	$170
Lease termination costs	530	530	-
Asset impairment	1,610	1,610	-
Other	2,113	1,390	723
	$8,380	$7,487	$893

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 12, continued

The employee severance and termination benefits relate to the elimination of approximately 300 employees, most of which are engaged in manufacturing activities at the Sterling Heights, Michigan and Liverpool, England facilities. The portion of the severance and termination benefits cost expected to be incurred, but not recognized through July 3, 2005, relates principally to one-time retention or vesting benefits that will be earned and recognized over the future service period of the employees. The Company anticipates that the remaining expense will be recognized prior to the end of fiscal 2005 and that these amounts will be paid during 2005 and 2006.

The lease termination costs relate to the Liverpool, England facilities. The estimated cost is based on the Company’s ongoing discussions with the landlord and does not include the full minimum lease commitment based on the original terms of the lease. The Company expects that these costs will be recognized and paid in a future period during 2005, when the facilities are vacated. These estimates do not include any costs associated with terminating the Shelton, Connecticut lease, which are not anticipated to be material.

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

The table below sets forth the activity with respect to the restructuring during the twenty-six weeks ended July 3, 2005:

	Severance
	and
	Termination	Asset
	Benefits	Impairment	Other	Total

Balance January 2, 2005	$3,104	$-	$275	$3,379
Charges	866	-	1,575	2,442
Non-cash charges	-	-	(369)	(368)
Cash payments	(670)	-	-	(670)
Currency translation	(9)	-	(73)	(82)
Balance July 3, 2005	$3,291	$-	$1,408	$4,701

The charges recognized in the thirteen and twenty-six-week period ended July 3, 2005 have been reported as restructuring expenses in the Condensed Consolidated Statement of Operations, except $184 and $369 representing accelerated depreciation costs that have been reported as a component of cost of sales in the respective periods.

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

The Note is subordinated to APC’s existing and future senior indebtedness and bears interest at an annual rate of 8% payable quarterly; one-half of which is payable in cash and one-half of which is payable, at APC’s option, in either cash or by increasing the outstanding principal amount of the Note. Principal payments on the Note are due on each annual anniversary of the issue date of the Note, beginning in 2011, at an annual rate of 3% of the then outstanding principal balance, with a final payment in full in 2015. APC may redeem the Note, in whole or in part, at any time without premium or penalty. In addition to certain financial reporting requirements, the Note contains net worth and current ratio covenants as well as merger and asset sale limitations, which if not met could cause an event of default permitting the holder of the Note to accelerate the repayment of the entire principal amount and all accrued interest then outstanding under the Note.

This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the time of the acquisition. Fair values were determined by internal analysis and independent third party appraisals. The table below provides information regarding the purchase price allocation to the assets and liabilities at the date of acquisition. Certain minor adjustments to the previous estimates were recorded in the second quarter of 2005.

Cash and cash equivalents	$1,460
Trade accounts receivable	1,410
Inventories	3,758
Property, plant and equipment	162
Intangible assets	156
Other assets	1,872
Total assets	$8,818

Notes payable and current portion of long term debt	(10)
Accounts payable and accrued liabilities	(1,112)
Long-term debt	(23)
Other liabilities	(473)
Total liabilities	$(1,618)

Purchase price	$7,200

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

Significant Accounting Policies

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2004 describe the significant accounting estimates and policies used by management in the preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates. There have been no changes in the Company's critical accounting estimate processes and policies during the twenty-six-week period ended July 3, 2005.

Overview

The operating loss for the thirteen-week period ended July 3, 2005 of $3.5 million compares to an operating income of $2.1million in the same period in the prior year, a reduction of $5.6 million. The operating loss was due primarily to the continued poor performance of the Domestic OEM segment. The company, which despite improving sales 3.8% compared to the second quarter of 2004, realized a 44.5% decrease in gross profit compared to the same period in 2004. In addition, $.7 million of the decline in gross profit is the result of purchase accounting with regard to the APC stock acquisition, which occurred in the first quarter of 2005. A fuller discussion of this is contained in the Aftermarket segment discussion. The operating loss for the twenty-six-week period ended July 3, 2005 of $1.5 million compares to an operating profit of $4.6 million for the same period in the prior year, a decline of $6.1 million. The poor performance in the six-month-period is driven by the Domestic OEM segment. As a whole, the Company increased sales $9.0 million or 7.8% compared to the six-month period in 2004, while gross profit declined $4.6 million or 19.7%. The decline in gross profit is substantially due to the Domestic OEM segment. The consolidated and operating segment results are discussed more fully in the following section.

During 2005, the Company will continue to focus on evaluating and implementing strategies to improve the performance of the Domestic OEM segment’s primary manufacturing facility located in Crawfordsville, Indiana. Improving the performance of this facility is critical to the future profitability of the Domestic OEM segment and the Company as a whole. The Company may incur additional costs during 2005 to implement strategies to reposition this operation for improved performance in the future. In addition, the Company is evaluating alternative strategies for Domestic OEM production, which could include outsourcing certain production processes and relocation of certain operations.

The Company recorded net sales of $60.6 million for the thirteen-week period ended July 3, 2005, an increase of $2.2 million or 3.8% over the same period in the prior year. The increased sales were due primarily to the Domestic OEM segment as market demand increased in the heavy duty product line; also, increased auto production due to the plant closure of the Sterling Heights, Michigan, facility provided additional sales. The Company recorded net sales of $124.0 for the twenty-six-week period ended July 3, 2005, which compares to $115.0 million for the same period in the prior year, an increase of $9.0 million or 7.8%. The increase in the twenty-six-week period is due to the same reasons noted above. The following discussion by segment provides a more detailed discussion.

Gross profit for the second quarter decreased $5.6 million or 44.5% compared to the same period in the prior year. The decline in gross profit was due primarily to the poor performance of the Domestic OEM segment, the details of which are discussed below. Also, as noted above, the purchase accounting applied regarding the APC stock acquisition reduced gross profit $.7 million. See the Aftermarket segment discussion for more details. The gross profit for the six-month period ended July 3, 2005 declined $4.6 million or 19.7% compared to the same period in the prior year. In addition to the impact of the purchase accounting adjustments recorded regarding the APC stock acquisition, the reduced gross profit for Raytech was driven by the reduced gross profit realized by the Domestic OEM segment due primarily to the increased price of steel, a key raw material, partially offset by increased volume. The Company expects that the price of steel may continue to negatively impact profitability. Additionally, the Company incurred costs related to evaluating strategies to improve the performance at its Crawfordsville, Indiana, facility, where operating results have been negative. The Company continues to experience pricing pressure from customers, specifically in the Domestic OEM segment and in China.

The SG&A expense declined $1.6 million and $.6 million for the thirteen- and twenty-six-week periods ended July 3, 2005 compared to the same periods in the prior year. The decline reflects lower professional fees and severance expense compared to the same periods in 2004 partially offset by increased costs due to expenses incurred related to preparation for the transfer of certain production from the facilities to be closed this year as part of the restructuring program and bad debt expense.

The restructuring expense recorded in 2005 relates to the restructuring programs initiated during 2004. See Note 12 - Restructuring Programs to the Condensed Consolidated Financial Statements for further details regarding these restructuring programs.

Interest expense is incurred on the Company's debt facilities. See Note 6 - Debt to the Condensed Consolidated Financial Statements.

During the twenty-six-week period ended July 3, 2005, the Company recorded a $1.0 million decrease in the deferred payable to the PI Trust due to the acquisition of the shares of APC owned by Raymark on March 21, 2005, as discussed in Note 13, and the resultant inclusion of APC in the group’s consolidated U.S. tax return. As part of the purchase accounting, the Company reassessed the realizability of APC’s deferred tax assets using the “more likely than not” criteria specified by SFAS No. 109, “Accounting for Income Taxes”, and determined that a full valuation allowance should be provided against them. As a result of this change in the deferred tax accounts, the Company has updated its deferred tax scheduling analysis and determined that the deferred payable to the PI Trust should be reduced by $1.0 million and $1.4 million of additional valuation allowance is required of which $1.0 million is attributable to the PI Trust and $.4 to the Company. The benefit of the reduction in the deferred payable to the PI Trust has been recorded as other income in the Condensed Consolidated Statement of Operations. Future changes in the composition and reversal patterns of the Company’s deferred tax assets and liabilities may impact the deferred tax asset that inures to the benefit of the PI Trust and the related deferred payable. The impact on the deferred payable to the PI Trust could cause a corresponding impact on pre-tax income.

The Company's income taxes are discussed in detail in Note 9 - Income Taxes to the Condensed Consolidated Financial Statements. As a condition of the reorganization plan, all tax benefits received by the Company as a result of the reorganization inure to the benefit of the PI Trust.

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

The Company recorded net loss of $3.4 million and $1.7 million for the thirteen- and twenty-six-week periods ended July 3, 2005, respectively, which represents a decrease in earnings from the same periods in the prior year of $3.4 and $3.1 million, respectively. The loss per basic and fully diluted shares for the second quarter 2005 of $.08 compares to $0.0 in the same period in the prior year. The loss per basic fully diluted share for the six-month period of $.04 compares to income per basic and fully diluted share of $.03 for the same period in the prior year.

Domestic OEM

The following table sets forth selected income statement data for the Domestic OEM segment for the thirteen and twenty-six weeks ended July 3, 2005 and June 27, 2004.

	For the thirteen weeks ended
	(amounts in thousands)
	July 3, 2005		June 27, 2004
Net sales	$36,617	100.0%	$32,361	100.0%
Gross profit	1,634	4.5	4,521	14.0
Selling, general and
administrative expense	2,783	7.6	2,938	9.1
Restructuring expenses	239.7		-	-
Operating (loss) profit	(1,388)	(3.8)	1,583	4.9

	For the twenty-six weeks ended
	(amounts in thousands)
	July 3, 2005		June 27, 2004
Net sales	$70,810	100.0%	$63,763	100.0%
Gross profit	4,283	6.0	8,417	13.2
Selling, general and
administrative expense	5,790	8.2	5,681	8.9
Restructuring expenses	478.7		-	-
Operating (loss) profit	(1,985)	(2.8)	2,736	4.3

The Domestic OEM segment’s sales increased $4.2 million or 13.2% during the thirteen-week period ended July 3, 2005 compared to the same period in the prior year. The increased sales reflect the increased pricing, $1.5 million, reached with certain customers in the fourth quarter of 2004. In addition, there were increased sales to customers due to the closing of the Sterling Heights, Michigan, facility of $1.8 million as certain customers increased demand in order for them to inventory parts for future use and steel surcharge recovery from certain customers of $.9 million. Sales for the twenty-six-week period ended July 3, 2005 increased $7.0 million or 11.1% over the same period in the prior year. The increased sales reflect the recovery of steel surcharges from certain customers of $2.2 million, price increases of $2.3 million and improved volume and mix of $2.5 million. Although the Company was able to negotiate improved pricing and steel surcharge recovery, the segment continues to perform poorly due to cost issues noted below and continued pressure for reduced pricing from many of its customers. The Company has been notified by a major customer that approximately $5.0 million of business, on an annual basis, has been resourced to a competitor. The resource of this business began in May and will continue through the rest of this year with the full year impact occurring in 2006.

Gross profit as a percentage of sales decreased to 4.5% for the thirteen-week period ended July 3, 2005 compared to 14.0% in the same period in the prior year. The cost of steel continues to be the leading factor in increased costs. The net impact of the increased price of steel (increased costs less amounts passed through to customers and changes in the proceeds from the sale of scrap) was $.6 million for the thirteen-week-period ended July 3, 2005 compared to the same period in the prior year. In addition to the steel increase, medical and utility costs had significant impact on the increased cost period-over-period. In addition, the sale of product with negative gross margin increased $.8 million compared to the second quarter of 2004. In the twenty-six-week period ended July 3, 2005, the net impact of increased steel cost reduced gross margin $1.2 million. In addition, medical, utility and operating supplies increased $2.1 million period-over-period. The increase in parts sold with negative gross margin increased $1.4 million compared to the twenty-six-week period ended June 27, 2004. The performance of the Crawfordsville plant, this segment’s primary manufacturing facility, continues to be poor. The facility incurred an operating loss of $3.6 million and $5.8 million for the thirteen- and twenty-six-week periods ended July 3, 2005.

The Domestic OEM segment produces goods for its customers based on a purchase order system, and in certain instances using multiple year contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product's cost exceeds the selling price, a reserve is established for the expected loss on products in inventory and customer purchase orders received by the balance sheet date. The loss is based on the difference between contracted selling price and the fully absorbed cost of inventory. The fully absorbed inventory cost includes normal fixed and variable, direct and indirect, manufacturing costs including material, labor, employee benefit, depreciation, utility and other costs. The Company has not recorded an estimate of the loss over the term of these contracts since the quantity and mix of parts is not known and the future production costs will be impacted by, among other things, changes in economic conditions and management's actions, including expected cost reductions. The loss incurred on products sold under loss contracts was $3.5 million and $1.6 million for the second quarter of 2005 and second quarter of 2004, respectively. The loss for the twenty-six-week period ended July 3, 2005 was $6.4 compared to $3.3 for the same period in the prior year. The reserve for expected loss on goods in inventory and customer purchase orders was $2.0 million and $1.5 million at July 3, 2005 and January 2, 2005, respectively.

The segment continues to evaluate alternative strategies for improving production, which could include outsourcing certain production processes and relocation of certain operations.

SG&A expense for the thirteen-week period ended July 3, 2005 decreased $.2 million or 5.3% compared to the same period in the prior year. The lower SG&A was due to the lower administration costs associated with the closure of the R&D facility in Sterling Heights, Michigan, in 2004. The cost reduction was offset by higher professional fees. SG&A expense for the twenty-six-week period increased $.1 million or 1.9% compared to the same period in the prior year.

The restructuring expense recorded in 2005 relates to the planned closure of our manufacturing facility in Sterling Heights, Michigan. See Note 12 - Restructuring Programs to the Condensed Consolidated Financial Statements for further details regarding restructuring programs.

As a result of the above, the segments operating income declined $3.0 million and $4.7 million for the thirteen- and twenty-six-week periods compared to the same periods in the prior year.

International

The following tables set forth selected income statement data for the International segment for the thirteen and twenty-six weeks ended July 3, 2005 and June 27, 2004.

	For the 13 weeks ended
	(amounts in thousands)
	July 3, 2005		June 27, 2004
Net sales	$17,461	100.0%	$16,864	100.0%
Gross profit	4,116	23.6	4,647	27.5
Selling, general and
administrative expense	2,716	15.6	2,688	15.9
Restructuring expenses	1,152	6.6	-	-
Operating (loss) profit	248	1.4	1,959	11.6

	For the 26 weeks ended
	(amounts in thousands)
	July 3, 2005		June 27, 2004
Net sales	$37,425	100.0%	$$33,517	100.0%
Gross profit	10,333	27.6	9,436	28.2
Selling, general and
administrative expense	6,215	16.6	5,379	16.0
Restructuring expenses	1,300	3.5	-	-
Operating (loss) profit	2,818	7.5	4,057	12.1

The international segment’s sales increased $.6 million or 3.5% for the thirteen-week period ended July 3, 2005 compared to the same period in the prior year. Sales increased in all operations except for the U.K. facility, which was in the process of closing. The segment recorded translation gains of $.4 million for the thirteen-week period ended July 3, 2005. The sales for the twenty-six-week period increased $3.9 million or 11.7% over the same period in the prior year. The increased sales were due to volume increases in Germany and China of $2.4 million and translation gains of $1.5 million during the twenty-six-week period.

The gross profit declined $.5 million or 11.4% for the thirteen-week period ended July 3, 2005 compared to the same period in the prior year. The gross profit percentage declined 3.9% period-over-period. The declines were partially due to $.2 of unfavorable product mix. In addition, pricing pressure in Dry Friction reduced gross margin $.3 million during the quarter. Gross profit for the twenty-six-week period ended July 3, 2005 increased $.9 million or 9.5% over the same period in the prior year. The improved gross profit during the twenty-six-week period was due to improved profitability in Dry Friction of $1.1 million offset by increased costs in the U.K. of $.5 million due to the impact of closing the operations. The gross profit percentage of 27.6% was 0.6% below the gross profit percentage in the same prior year period due to the increased U.K. costs mentioned previously.

SG&A expense for the thirteen-week period of $2.7 million approximated the amount recorded in the same period in the prior year. The SG&A expense for the 2005 period represents 15.6% of sales as compared to 15.9% of sales in the 2004 period. The lower percentage is due to the higher sales in the 2005 period. SG&A for the twenty-six-week period ended July 3, 2005 shows an increase of $.8 million over the same period in the prior year. The increase is due to an addition to the bad debt reserve of $.3 million made in the first quarter of 2005 and additional costs incurred in the U.K.

Restructuring expense of $1.2 million was recorded in the thirteen-week-period ended July 3, 2005 as a change in estimate of the closure costs for the U.K. facility. Additional information has been received for estimation of final refurbishment costs of $.6 million and lease cost of $.6 million for exiting the facility. Additional severance costs were booked in the first quarter of $.1 million; the total restructuring costs for the U.K. booked in 2005 aggregate to $1.3 million at July 3, 2005.

As a result of the above, operating profit declined $1.7 million and $1.2 million for the thirteen- and twenty-six-week periods compared to the same periods in the prior year.

Aftermarket

The following table sets forth selected income statement data for the Aftermarket segment for the thirteen- and twenty-six-week periods ended July 3, 2005 and June 27, 2004.

	For the thirteen weeks ended
	(amounts in thousands)
	July 3, 2005		June 27, 2004
Net sales	$12,799	100.0%	$13,616	100.0%
Gross profit	2,782	21.7	4,304	31.6
Selling, general &
administrative expense	1,620	12.6	1,635	12.0
Operating profit	1,162	9.1	2,669	19.6

	For the twenty-six weeks ended
	(amounts in thousands)
	July 3, 2005		June 27, 2004
Net sales	$26,833	100.0%	$26,002	100.0%
Gross profit	6,723	25.0	7,989	30.7
Selling, general &
administrative expense	3,421	12.7	3,170	12.2
Operating profit	3,302	12.3	4,819	18.5

Net sales for the thirteen-week period ended July 3, 2005 decreased $.8 million or 6.0% compared to the same period in the prior year. The decline in sales is due to a major customer reducing orders $.5 million in the 2005 quarter ended July 3. The reduced sales are considered a timing issue and sales have increased in late June 2005 and have continued in July. In addition, sales of transmission filters decreased $.3 million period-over-period. This is considered to be normal market fluctuation. Net sales for the twenty-six-week period ended July 3, 2005 increased $.8 million or 3.2% compared to the same period in the prior year. The increase in sales is due to increased demand. Sales of friction plates increased $.5 million and steel plates increased $.3 million period-over-period.

Gross profit decreased $1.5 million or 35.4% for the thirteen-week period ended July 3, 2005 compared to the same thirteen-week period in the prior year. Due to the acquisition of certain shares of stock of Allomatic Products Company (see Note B - Acquisition of APC Minority Shares Owned by Raymark) certain adjustments were made as of March 21, 2005. The inventory was valued at the sales price less distribution cost at the time of the acquisition, which had the effect of reducing the profit on sales during the second quarter $.7 million. In addition, material costs increased $.5 million compared to the same period in the prior year. The reduced sales of friction plates in the quarter were a key factor in the reduced gross profit due to the change in mix of $.3 million. The gross profit decrease for the twenty-six-week period ended
July 3, 2005 of $1.3 million or 15.8% compared to the same period in the prior year due substantially to the same issues detailed in the discussion of the thirteen-week results, higher materials costs, a negative impact from the change in sales mix and the inventory adjustment associated with the purchase accounting. The gross profit margin was reduced 35.4% and 15.8% for the thirteen-week and twenty-six-week periods, respectively, due to the items noted above.

The selling, general and administrative costs of $1.6 million for the thirteen-week period ended July 3, 2005 approximated the costs for the same period in the prior year. The selling, general and administrative costs for the twenty-six-week period ended July 3, 2005 of $3.4 reflected an increase of $.3 million over the same period in the prior year. The increase is due substantially to higher medical costs, distribution costs, travel and an increase in the reserve for doubtful accounts.

As a result of the above, operating profit was reduced $1.5 million for both the thirteen and twenty-six-week periods ended July 3, 2005.

On March 21, 2005 the Company, through its majority owned subsidiary, APC, purchased shares of APC owned by Raymark in exchange for a ten-year unsecured promissory note of $7.2 million which increased the Company’s indirect ownership of APC from approximately 57% of its outstanding common stock to approximately 96% of its outstanding common stock. See Note 13 - Acquisition of APC Minority Shares owned by Raymark to the Condensed Consolidated Financial Statements.

Liquidity, Capital Resources and Future Liquidity

Cash used in operating activities for the thirteen-week period ended July 3, 2005 of $.2 million compared to $.4 million for the same period in the prior year. The principal operating use of cash for the thirteen- and twenty-six-week periods ended July 3, 2005 has been to support increases in accounts receivable and inventory, which is a seasonal fluctuation and is consistent with the prior year periods. The increase in inventories is principally the result of a build-up in inventory to facilitate the closure of our Sterling Heights, Michigan, manufacturing facility.

Capital expenditures through July 3, 2005 of $6.1 million compared to $1.8 million for the same period in the prior year. The capital expenditures are as planned. The Company completed the building expansion begun in 2004 at the facility in China. The new facility will increase production capacity to meet the demand for products produced at that location. In addition, the Wet Friction OEM segment has increased capital spending $1.9 over the twenty-six-week period in 2004. The increased spending has been for equipment installations, as production is transferred out of the facilities being closed, support for cost reduction programs and additional R&D equipment.

Cash and cash available under existing lines of credit at July 3, 2005 totaled $16.8 million compared to $19.7 million at January 2, 2005, a decrease of $2.9 million. The decrease is due primarily to capital expenditures during the period.

The total borrowings at July 3, 2005 of $34.9 million compares to total borrowings of $26.7 million at year-end 2004, an increase of $8.2 million. The increase in total borrowings was principally the result of the issuance of a $7.2 million note related to the purchase of the shares of APC stock owned by Raymark. See Note 13 for a further discussion of the APC stock acquisition. Available lines of credit at July 3, 2005 of $6.8 million compared to $6.1 million at year-end 2004, an increase of $.7 million. Full details of the Company’s debt are contained in Note 6 - Debt to the Condensed Consolidated Financial Statements.

During the first quarter of 2005, the Company amended its domestic debt agreements. The primary purpose of the amendments was the modification of the debt covenant calculations to provide the Company greater flexibility to manage its cash resources and certain one-time costs that will be incurred during 2005 related to the plant closures announced during 2004. Additionally, the amendment to the Domestic OEM loan and security agreement provides for a remedy of future non-compliance with the quarterly debt covenants, by an irrevocable cash contribution by the parent. During the twenty-six-week period ended July 3, 2005, the parent made an irrevocable cash contribution of $2.3 million to RPC, a borrower, to remedy the debt covenant non-compliance. The parent may be required to make additional cash contributions in the future in the event of any further non-compliance of the borrowers.

Refer to Notes 8 - Debt and 15 - Commitments to the consolidated financial statements, included within the Company's 2004 Form 10-K, for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

The Company's potential obligations regarding environmental remediation are explained in Note 7 - Litigation to the Condensed Consolidated Financial Statements.

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

•
The Company has recorded an accrued liability of $5.9 million for certain environmental matters more fully discussed in Note 7 - Litigation to the Condensed Consolidated Financial Statements. Management expects that $.5 million will be spent during 2005 and the balance during 2006 or later.

•
The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note 9 - Employee Benefits to the consolidated financial statements, included within the Company's 2004 Form 10-K, are underfunded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions. The expected funding for the plans in 2005 will be approximately $1.3 million, $.9 million of which was funded during the first six months of 2005.

•
The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of certain facilities and moving certain production to other facilities operated by the Company. The Company estimates that the total cash outflows related to these closures will be approximately $6.2 million, of which we expect to expend $4.0 million during 2005 and the remaining balance will be spent during 2006 and 2007. The expenses related to these closures are more fully explained in Note 12 - Restructuring Programs to the Condensed Consolidated Financial Statements.

•
During 2004, we reached terms with certain major customers on revised sales contract provisions that will enable us to close our manufacturing plant in Sterling Heights, Michigan. The new sales contract provisions require the Company, in certain instances, to build up inventory levels to facilitate the transition to a new vendor or to another manufacturing location within the Company. As a result, we expect our inventory levels to increase through September 2005 by as much as $2.6 million. During the fourth quarter of 2005, we expect this trend will reverse and inventory levels will begin to decrease. We currently expect that the amount of inventory related to the build up will be less than $2.0 million at year end 2005.

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

Management believes that existing cash balances, the Company’s lending facilities and cash flow from operations during 2005 will be sufficient to meet all of the Company’s obligations arising in the normal course of business, including anticipated capital investments. However, the ability of the Company to utilize its lending facilities is dependent on the Company’s ability to meet its financial forecasts for 2005, which is not assured, and to meet the financial covenants contained in its credit facilities. These forecasts include modest revenue growth in all three operating segments as well as certain cost-saving initiatives, partially offset by certain cost increases and inflation assumptions. If the Company does not comply with the financial covenants, an event of default would occur and could result in the acceleration of the Company’s indebtedness under its domestic credit facilities. If that were to occur, the ability of the Company to continue would be dependent upon, among other things, its ability to amend the credit facilities, enact certain actions to generate cash and/or to seek additional alternative financing from other lenders. The Company is reviewing alternatives with its current lenders and others, which would supply additional liquidity for expansion and relocation costs, which are considerations in the Company’s strategic planning process.

Recently Issued Accounting Pronouncements

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest extension granted by the Securities and Exchange Commission. Raytech is a non-accelerated filer and therefore does not have to comply with Section 404 of the Sarbanes-Oxley Act until 2006.

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

Management does not anticipate a significant change in any of its borrowing markets in 2005 given current economic conditions. The United States Federal Reserve has raised interest rates consistently over the past few quarters and increases of 25 basis points per quarter are possible going forward. Given the level of domestic borrowing, the change in the federal funds rates should not have a material impact on the Company. We strive to manage working capital levels to support business needs while minimizing borrowings. Further, we can reduce the short-term impact of interest rate fluctuations through deferral of certain capital investment should the need arise.

The Company maintains borrowings in both fixed rate and variable rate debt instruments. The fixed rate debt at July 3, 2005 of $12.0 million had rates of interest that ranged from 2.50% to 8.00%. The variable rate debt at July 3, 2005 of $22.8 million had rates of interest that ranged from 4.50% to 6.25%. The variable rate debt reprices either at prime rate or the Eurodollar rate. We have not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure in the short-term that could be created by increases in rates is not considered significant by management. A 100 basis point increase in annual interest rates, applied to the Company’s variable rate borrowings at July 3, 2005 would result in an increase in interest expense and a corresponding reduction in cash flow of approximately $50 thousand.

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

The principal raw materials used in the manufacture of our products include cold-rolled steel, metal powders, synthetic resins, plastics and synthetic and natural fibers. All of these materials are available from a number of competitive suppliers. However, in certain cases, the Company is required to obtain customer approval for substitute vendors, which may result in additional costs being incurred. Worldwide increases in steel demand led to increased prices, which negatively impacted the Company's profitability during the year ended January 2, 2005 and the quarter ended July 3, 2005. Management expects the increase in steel prices could continue to negatively impact the Company's profitability, although recent negotiations with steel vendors have resulted in certain reductions for the next six months. In addition to steel, we use other raw materials, specifically in our paper production process, where a shortage of supply could negatively impact our profitability and our ability to deliver to customers. Other potential future impacts on the Company due to reduced availability of materials could include reduced delivery levels of finished products to customers.

Item 4. Controls and Procedures

(a)
The Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer as of July 3, 2005. Based on this evaluation, the principal executive officer and principal financial officer have each concluded that certain disclosure controls and procedures were effective in all material respects in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	During the second quarter ended July 3, 2005, the Company mitigated the control weakness noted in the first quarter of 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of litigation in Note 7 - Litigation to the Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See discussion of the Company's debt agreements in Note 6 - Debt to the Condensed Consolidated Financial Statements.

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
Date: August 17, 2005