Form 10-Q
period 2005-10-02
RAYTECH CORP
filed 2005-12-06
CIK 797917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarter Ended October 2, 2005,
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number 1-9298

 RAYTECH CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1182033
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

711 Tech Drive
Crawfordsville, IN	47933
(Address of Principal Executive Offices)	(Zip Code)

765-359-2818
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

Yes ☒  No ☐

As of December 2, 2005, there were 41,737,306 shares of common stock outstanding of the registrant’s common stock, par value $1.00 per share and the aggregate market value of these shares (based upon the closing price of Raytech common stock on the New York Stock Exchange) on such date held by non-affiliates was approximately $9.1 million.

FORM 10-Q

TABLE OF CONTENTS

		Page

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of October 2, 2005 and
	January 2, 2005	3

	Condensed Consolidated Statements of Operations (Unaudited) for the 13 and
	39 weeks ended October 2, 2005 and September 26, 2004	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 weeks
	ended October 2, 2005 and September 26, 2004	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
	for the 39 weeks ended October 2, 2005 and September 26, 2004	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

Part II. Other Information

Item 1.	Legal Proceedings	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.	Exhibits	50

Signature		51

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Amounts in thousands, except share data
	October 2, 2005	January 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,512	13,620
Restricted cash	3,242	5,548
Trade accounts receivable, less allowance	30,931	27,506
of $1,400 and $1,462
Inventories, net	40,521	39,582
Income taxes receivable	521	1,333
Deferred income taxes	3,243	3,854
Assets held for sale	2,405	─
Other current assets	3,810	3,009
Total current assets	96,185	94,452

Property, plant and equipment	109,718	126,118
Less accumulated depreciation	(40,923)	(46,113)
Net property, plant and equipment	68,795	80,005

Goodwill, net	3,687	5,912
Other intangible assets, net	21,416	22,731
Other assets	2,829	2,586
Total assets	$192,912	205,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$22,008	15,280
Current portion of pension obligation	2,230	2,248
Accounts payable	17,467	15,068
Accrued liabilities	25,075	23,810
Payable to the PI Trust	990	4,393
Total current liabilities	67,770	60,799

Long-term debt	13,924	11,416
Pension obligation	12,426	14,175
Postretirement medical benefits other than pension	18,444	16,834
Deferred payable to the PI Trust	3,681	4,627
Deferred income taxes	7,514	7,591
Other long-term liabilities	6,860	7,044
Total liabilities	130,619	122,486
Commitments and contingent liabilities (Notes 7, 8, 10, 13, 14 and 15)
Minority interest	626	10,020

Shareholders' Equity
Capital Stock:
Cumulative preferred stock, no par value.
Authorized 5,000,000 shares; none issued and outstanding	─	─
Common stock, $1.00 par value. Authorized 50,000,000 shares;
41,737,306 issued and outstanding	41,737	41,737
Additional paid in capital	117,574	117,574
Accumulated deficit	(86,118)	(77,595)
Accumulated other comprehensive loss	(11,526)	(8,536)
Total shareholders’ equity	61,667	73,180
Total liabilities and shareholders’ equity	$192,912	205,686

See accompanying notes to these Condensed Consolidated Financial Statements (unaudited).

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in thousands, except share data
	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Net sales	$54,949	53,984	178,907	168,987
Cost of sales	47,911	45,070	152,922	136,485

Gross profit	7,038	8,914	25,985	32,502

Selling, general and administrative expenses	11,091	9,860	29,486	28,886
Impairment charge	1,762	─	1,762	─
Restructuring expenses	624	─	2,698	─

Operating (loss) profit	(6,439)	(946)	(7,961)	3,616

Interest expense	574	269	1,555	932
PI Trust payable decrease	─	─	(689)	─
Other (income) expense, net	(2,420)	1,254	(2,347)	1,336

(Loss) income before provision for income
taxes and minority interest	(4,593)	(2,469)	(6,480)	1,348

Provision for income taxes	550	709	1,819	2,575

Loss before minority interest	(5,143)	(3,178)	(8,299)	(1,227)

Minority interest	44	91	224	634

Net loss	$(5,187)	(3,269)	(8,523)	(1,861)

Basic and diluted loss per share	$(0.12)	(0.08)	(0.20)	(0.04)

See accompanying notes to these Condensed Consolidated Financial Statements (unaudited).

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Amounts in thousands
	For the 39 Weeks Ended
	October 2, 2005	September 26, 2004

Cash flows from operating activities:
Net loss	$(8,523)	(1,861)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	13,557	12,384
Impairment charge	1,762	─
Other non-cash items	397	584
Changes in other operating assets and liabilities:
Trade accounts receivable	(4,424)	(7,059)
Inventories	(876)	(5,771)
Accounts payable	3,459	(129)
Other operating assets and liabilities, net	(3,350)	228
Net cash provided (used) by operating activities	2,002	(1,624)

Cash flow from investing activities:
Capital expenditures	(8,328)	(3,265)
Restricted cash	2,305	(866)
Other	102	─
Net cash used by investing activities	(5,921)	(4,131)

Cash flow from financing activities:
Net borrowings on short-term notes	4,606	7,288
Principal payments on long-term debt	(2,269)	(2,252)
Net cash provided by financing activities	2,337	5,036

Effect of exchange rate changes on cash	(526)	(7)

Net change in cash and cash equivalents	(2,108)	(726)

Cash and cash equivalents at beginning of period	13,620	16,413

Cash and cash equivalents at end of period	$11,512	15,687

Supplemental schedule of non-cash investing
and financing activities:
Acquisition of APC minority shares owned by Raymark
through issuance of a long-term note payable	$7,200	─

See accompanying notes to these Condensed Consolidated Financial Statements (unaudited).

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Amounts in thousands
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 28, 2003	$41,737	117,574	(74,845)	(8,556)	75,910

Comprehensive loss:

Net loss	─	─	(1,861)	─	(1,861)

Other comprehensive loss	─	─	─	(60)	(60)

Total comprehensive loss	─	─	(1,861)	(60)	(1,921)

Balance, September 26, 2004	$41,737	117,574	(76,706)	(8,616)	73,989

Balance, January 2, 2005	$41,737	117,574	(77,595)	(8,536)	73,180

Comprehensive loss:

Net loss	─	─	(8,523)	─	(8,523)

Other comprehensive loss	─	─	─	(2,990)	(2,990)

Total comprehensive loss	─	─	(8,523)	(2,990)	(11,513)

Balance, October 2, 2005	$41,737	117,574	(86,118)	(11,526)	61,667

See accompanying notes to these Condensed Consolidated Financial Statements (unaudited).

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 1 - Restatement of Condensed Consolidated Financial Statements for the thirteen and twenty-six week period ended July 3, 2005

During the third quarter of 2005, the Company determined that certain accounting for taxes in the previously filed second quarter Form 10Q for the period ended July 3, 2005 needed to be modified.

An Internal Revenue Service settlement that was finalized in the second quarter was recorded as a $1.6 million benefit in the tax provision. The tax reserves, that were no longer necessary after the Internal Revenue Service settlement, were established as part of fresh start accounting in 2001, when the Company emerged from Chapter 11 bankruptcy. The reversal of the $1.6 million reserve for Federal income tax contingencies should have resulted in a reduction of goodwill rather than being recorded as a benefit in the income tax provision. The financial statements in this Form 10-Q reflect the proper accounting. The Balance Sheet as of July 3, 2005, the Statements of Operations for the thirteen and twenty-six weeks then ended and the Statements of Cash Flows for the twenty-six weeks then ended as previously reported and as restated are as follows:

Note 1 - Continued
RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET DATA (UNAUDITED)

Amounts in thousands, except share data	July 3, 2005
	As Restated	As Previously Reported
ASSETS
Current assets:
Cash and cash equivalents	$9,548	9,548
Restricted cash	5,080	5,080
Trade accounts receivable, less allowance	31,874	31,874
of $1,219
Inventories, net	39,919	39,919
Income taxes receivable	1,339	1,339
Deferred income taxes	3,408	3,408
Other current assets	2,340	2,340
Total current assets	93,508	93,508

Property, plant and equipment	114,700	114,700
Less accumulated depreciation	(39,782)	(39,782)
Net property, plant and equipment	74,918	74,918

Goodwill, net	3,687	5,287
Other intangible assets, net	21,899	21,899
Other assets	2,848	2,848
Total assets	$196,860	198,460

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$18,147	18,147
Current portion of pension obligation	2,242	2,242
Accounts payable	14,375	14,375
Accrued liabilities	24,302	24,302
Payable to the PI Trust	4,998	4,998
Total current liabilities	64,064	64,064

Long-term debt	16,785	16,785
Pension obligation	12,612	12,612
Postretirement benefits other than pension	17,991	17,991
Deferred payable to the PI Trust	3,630	3,630
Deferred income taxes	7,528	7,528
Other long-term liabilities	6,365	6,365
Total liabilities	128,975	128,975
Commitments and contingent liabilities
Minority interest	523	523

Shareholders' Equity
Capital Stock:
Cumulative preferred stock, no par value.
Authorized 5,000,000 shares; none issued and outstanding	─	─
Common stock, $1.00 par value. Authorized 50,000,000 shares;
41,737,306 issued and outstanding	41,737	41,737
Additional paid in capital	117,574	117,574
Accumulated deficit	(80,931)	(79,331)
Accumulated other comprehensive loss	(11,018)	(11,018)
Total shareholders’ equity	67,362	68,962
Total liabilities and shareholders’ equity	$196,860	198,460

Note 1 - Continued

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION DATA (UNAUDITED)

Amounts in thousands, except share data
	For the 13 Weeks Ended July 3, 2005		For the 26 Weeks Ended July 3, 2005
	As Restated	As Previously Reported	As Restated	As Previously Reported

Net sales	$60,606	60,606	123,958	123,958
Cost of sales	53,655	53,655	105,011	105,011

Gross profit	6,951	6,951	18,947	18,947

Selling, general and administrative expenses	8,777	8,777	18,395	18,395
Restructuring expenses	1,687	1,687	2,074	2,074

Operating loss	(3,513)	(3,513)	(1,522)	(1,522)

Interest expense	600	600	981	981
PI Trust payable (decrease) increase	306	306	(689)	(689)
Other expense, net	460	460	73	73

Loss before provision for income
taxes and minority interest	(4,879)	(4,879)	(1,887)	(1,887)

(Benefit) provision for income taxes	77	(1,523)	1,269	(331)

Loss before minority interest	(4,956)	(3,356)	(3,156)	(1,556)

Minority interest	─	─	180	180

Net loss	$(4,956)	(3,356)	(3,336)	(1,736)

Basic and diluted loss per share	$(0.12)	(0.08)	(0.08)	(0.04)

Note 1 - Continued

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW DATA (UNAUDITED)

Amounts in thousands
	For the 26 Weeks Ended July 3, 2005
	As Restated	As Previously Reported

Cash flows from operating activities:
Net loss	$(3,336)	(1,736)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	8,298	8,298
Other non-cash items	899	(701)
Changes in other operating assets and liabilities:
Trade accounts receivable	(4,752)	(4,752)
Inventories	(1,631)	(1,631)
Accounts payable	(541)	(541)
Other operating assets and liabilities, net	853	853
Net cash used by operating activities	(210)	(210)

Cash flow from investing activities:
Capital expenditures	(6,127)	(6,127)
Restricted cash	468	468
Other	836	836
Net cash used by investing activities	(4,823)	(4,823)

Cash flow from financing activities:
Net borrowings on short-term notes	3,443	3,443
Principal payments on long-term debt	(1,954)	(1,954)
Net cash provided by financing activities	1,489	1,489

Effect of exchange rate changes on cash	(528)	(528)

Net change in cash and cash equivalents	(4,072)	(4,072)

Cash and cash equivalents at beginning of period	13,620	13,620

Cash and cash equivalents at end of period	$9,548	9,548

Supplemental schedule of non-cash investing
and financing activities:
Acquisition of APC minority shares owned by Raymark
through issuance of a long-term note payable	$7,200	7,200

Note 2 - Summary of Significant Accounting Policies

On July 7, 2005, the Company and The Raytech Corporation Asbestos Personal Injury Trust (the “PI Trust”), its largest shareholder, announced that the PI Trust intends to undertake a going private transaction of the Company. As part of that transaction, the PI Trust entered into a Supplemental Settlement Agreement with shareholders who were the environmental creditors of the Company in its 2001 Chapter 11 reorganization. The settlement was conditioned upon receiving the approval of the United States Bankruptcy Court for the District of Connecticut after a hearing, which was received on August 16, 2005. The PI Trust has filed a Schedule 13E-3 relating to the going private transaction with the Securities and Exchange Commission (“SEC”), and is responding to the SEC’s comments on its amended filing. After approval of the SEC and upon completion of the settlement, the PI Trust will own approximately 90.6% of the outstanding shares of the Company. The PI Trust then intends to undertake a short-form merger of the Company into a newly created subsidiary that is wholly owned by the Trust, terminate the registration of the stock with the Securities and Exchange Commission, and seek to de-list the Company’s common stock from trading on the New York Stock Exchange. On August 1, 2005, the Company was notified by the New York Stock Exchange ("NYSE") that it is not in compliance with the NYSE’s increased continued listing standards due to the fact that its total market capitalization is less than $75 million over a 30-day trading period and its stockholders' equity is less than $75 million. The Company responded to the NYSE that it does not believe that it can take steps which will permit it to satisfy the financial continued listing criteria of the NYSE within the 18-month cure period provided. The Company is engaged in discussions with NYSE staff regarding the timing of the anticipated going private transaction and delisting of its stock.

Presentation of Condensed Unaudited Consolidated Financial Statements

These condensed unaudited consolidated financial statements have been prepared pursuant to the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position of Raytech Corporation (the "Company") as of October 2, 2005 and the consolidated results of operations and cash flows for all interim periods presented have been included. All adjustments, with the exception of the entries to record the acquisition of minority shares of Allomatic Products Company (“APC”) which are discussed in Note 14, and the entries to record an impairment charge related to exiting the steel stamping business which are discussed in Note 16, are of a normal recurring nature. In addition, the Company agreed to settle its claims against USF&G for, among other things, a payment of $2.4 million by USF&G, see Note 8 - Litigation to these Condensed Consolidated Financial Statements. The year end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements contained herein should be read in conjunction with the Company's financial statements and related notes filed on Form 10-K for the year ended January 2, 2005. Interim results are not necessarily indicative of the results for the full year.

Stock-Based Compensation
The Company accounts for stock-based compensation using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25. As such, no compensation cost is recognized for stock options granted with an exercise price equal to the fair market value of the underlying stock as of the grant date. Had compensation costs of stock options been determined under a fair value alternative method as stated in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company would have been required to recognize compensation cost based on the fair value of the options granted. Required pro forma information applying a fair value method to all awards, is presented in the table below.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data
Note 2, Continued

	For the 13 weeks ended
	October 2, 2005	September 26, 2004
Net loss:
As reported	$(5,187)	(3,269)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(170)	(670)
Pro forma	$(5,357)	(3,939)
Basic and diluted loss per share:
As reported	$(0.12)	(0.08)
Pro forma	$(0.13)	(0.09)

	For the 39 weeks ended
	October 2, 2005	September 26, 2004

Net loss:
As reported	$(8,523)	(1,861)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(556)	(2,011)
Pro forma	$(9,079)	(3,872)
Basic and diluted loss per share:
As reported	$(0.20)	(0.04)
Pro forma	$(0.22)	(0.09)

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

There were no options granted during the thirty-nine weeks ended October 2, 2005 or fiscal year 2004.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 2, continued

The Company produces goods for its customers based on a purchase order system, and in certain instances using longer term contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product’s cost exceeds the selling price, an accrual is provided for the expected loss on goods in inventory and customer purchase orders received by the balance sheet date. The loss is based on the difference between contracted selling price and the fully absorbed cost of inventory. The fully absorbed inventory cost includes normal fixed and variable, direct and indirect, manufacturing costs including material, labor, employee benefits, depreciation, utility and other costs. The Company has not recorded an estimate of the loss over the term of these contracts other than purchases related to inventory on hand since the quantity and mix of parts is not known and future production costs will be impacted by, among other things, changes in economic conditions and management’s actions, including expected cost savings initiatives. This policy is followed for all periods presented regarding any and all losses on contracts where costs exceed selling price. Losses are consistently recorded based on all inventory and from purchase orders only based on the difference between contracted selling price and fully absorbed inventory costs, outlined above, consistent with the Company’s standard cost system in conformity with accounting principles generally accepted in the United States. The loss incurred on products sold under loss contracts was $3.5 million and $2.3 million in the third quarter of 2005 and the third quarter of 2004, respectively. The loss incurred on products sold under loss contracts for the thirty-nine week period ended October 2, 2005 was $9.8 million and $5.6 million for the same period in the prior year. The reserve for expected loss on goods in inventory and customer purchase orders was $1.5 million at both October 2, 2005 and January 2, 2005.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 2, continued

Recently Issued Accounting Pronouncements

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2007 under the latest extension granted by the Securities and Exchange Commission. Raytech is a non-accelerated filer and therefore does not have to comply with Section 404 of the Sarbanes-Oxley Act until 2007.

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

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement No. 109. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have any impact on the Company’s consolidated financial statements.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 2, continued

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, we do not believe that it will have any impact on the Company’s consolidated financial statements.

During March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 when it implements SFAS No. 123 (revised 2004) during 2006.

Fiscal Year

The Company’s fiscal year is a 52-53-week period ending on the Sunday closest to December 31st.

Reclassification

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Other

For a summary of all other significant accounting policies, refer to Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements, included within the Company’s 2004 Form 10-K.

Note 3- Liquidity

Cash provided by operating activities was $2.0 million for the thirty-nine week period ended October 2, 2005. Components of cash provided by operating activities include depreciation and amortization of $13.6 million, an impairment charge of $1.8 million and other non-cash items of $0.4 million, partially offset by a net loss of $8.5 million. The changes in other operating assets and liabilities during the first thirty-nine weeks of 2005 included an increase in working capital of $1.9 million and a reduction in accrued liabilities of $3.4 million. The Company recorded an impairment charge of $1.8 million to write-down the carrying value of assets in its steel stamping business to net realizable value, see Note 16 - Impairment to these Condensed Consolidated Financial Statements. The working capital change was primarily driven by an increase in trade accounts receivable and inventories, partially offset by an increase in accounts payable. The increase in trade accounts receivable at October 2, 2005 compared to January 2, 2005 is primarily attributable to higher sales during the third quarter of 2005 compared to the fourth quarter of 2004. The increase in inventory levels is principally the result of a build-up in inventory to facilitate the closure of our Sterling Heights, Michigan facility. The increase in accounts payable was also driven primarily by a build-up of inventory in the Sterling Heights, Michigan facility. In addition, seasonal fluctuations and timing of payments have contributed to the increase. The reduction in accrued liabilities is primarily related to a decrease in the payable to the PI Trust of $3.7 million. This reduction was for payments made to the PI Trust related to tax refunds.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 3, continued

Cash used by operating activities for the thirty-nine weeks ended September 26, 2004 was $1.6 million. Components of cash used by operating activities include a net loss of $1.9 million, offset by depreciation and amortization of $12.4 million and other non-cash items of $0.6 million. The changes in other operating assets and liabilities during the first thirty-nine weeks of 2004 was an unfavorable change of $12.7 million, primarily driven by an increase in trade accounts receivable and inventories. The increase in trade accounts receivable at September 26, 2004 compared to December 28, 2003 is primarily attributed to higher sales during the third quarter of 2004 compared to the fourth quarter of 2003. The increase in inventory levels reflects the impact of increased production and higher steel prices.

Capital expenditures through October 2, 2005 of $8.3 million compared to $3.3 million for the same period in the prior year. The capital expenditures are as planned. The Company completed the building expansion which began in 2004 at the facility in China having additional expenditures in 2005 of $0.2 million. The new facility will increase production capacity and position the Company to take advantage of the growing market in China. In addition, the Domestic OEM and Aftermarket segments have increased capital spending $2.0 million and $1.5 million, respectively, over the thirty-nine week period in 2004. The increased spending primarily relates to cost reduction programs and additional R&D equipment. Additional capital expenditures of $0.8 million in Germany are primarily for cost reductions. Other normal capital expenditures accounted for approximately $0.5 million during the period.

Cash and cash available, net of minimum cash and minimum availability requirements, under existing lines of credit at October 2, 2005 totaled $13.1 million compared to $15.7 million at January 2, 2005, a decrease of $2.6 million. The decrease is due primarily to capital expenditures during the period.

The total borrowings at October 2, 2005 of $35.9 million compares to total borrowings of $26.7 million at year end 2004, an increase of $9.2 million. The increase in total borrowings was principally the result of the issuance of a $7.2 million note related to the purchase of the shares of APC stock owned by Raymark, see Note 14 - Acquisition of APC Minority Shares owned by Raymark to these Condensed Consolidated Financial Statements for a further discussion of the APC stock acquisition. Available lines of credit, net of minimum availability requirements, at October 2, 2005 of $4.1 million compared to $4.6 million at year end 2004, a decrease of $0.5 million. Full details of the Company’s debt are contained in Note 7 - Debt to these Condensed Consolidated Financial Statements.

During the first quarter of 2005, the Company amended its domestic debt agreements. The primary purpose of the amendments was the modification of the debt covenant calculations to provide the Company greater flexibility to manage its cash resources and certain one-time costs that will be incurred during 2005 related to the plant closures announced during 2004. Additionally, the amendment to the Domestic OEM loan and security agreement provides for a remedy of future non-compliance with the quarterly debt covenants, by an irrevocable cash contribution by Raytech Corporation (“the parent”). During the thirty-nine week period ended October 2, 2005, the parent made irrevocable cash contributions of $5.0 million to RPC, a borrower, to remedy the debt covenant non-compliance. The parent may be required to make additional cash contributions in the future in the event of any further non-compliance of the borrowers.

Refer to Notes 8 - Debt and 15 - Commitments to the consolidated financial statements, included within the Company's 2004 Form 10-K, for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

The Company's potential obligations regarding environmental remediation are explained in Note 8 - Litigation to these Condensed Consolidated Financial Statements.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 3, continued

Certain tax issues are discussed in Note 10 - Income Taxes to these Condensed Consolidated Financial Statements, which provides additional information concerning the status of the recent Internal Revenue Service audit.

The most significant factor affecting the Company’s future cash flows is its ability to earn and collect cash from customers. The automotive parts industry is extremely competitive. The Company’s customers are often able to demand price reductions from the suppliers including all segments of Raytech. Some of the Company’s sales are made under standard sales contracts that include price commitments for multiple years. Specifically, in the Domestic OEM segment, the Company is selling certain products to certain customers at a loss under the terms of its current sales contracts. The Company is currently working with certain customers to re-negotiate the terms of these loss contracts. In addition, the Company is reviewing alternatives to improve its cost structure. Additionally, the Company, specifically in the Domestic OEM segment, has very large customers, some representing more than ten percent of consolidated sales. From time to time, the Company loses business from existing customers, including its largest customers, due to pricing, technological or other competitive pressures. The Company also from time to time gains new business and renewals of existing business from existing or new customers through its continuing cost reduction, sales and development efforts. The cumulative effect of these changes, or the loss of one of its largest customers, could have a material adverse effect on the consolidated financial results of the Company.

Items that will potentially require the use of cash during the remainder of fiscal 2005 other than normal operating expenses include the following:

•
The Company has recorded an accrued liability of $5.9 million for certain environmental matters more fully discussed in Note 8 - Litigation to these Condensed Consolidated Financial Statements. Management expects that $0.8 million will be spent during 2005 and the balance during 2006 or later.

•
The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note 9 - Employee Benefits to the consolidated financial statements, included within the Company's 2004 Form 10-K, are under-funded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions. The expected funding for the plans in 2005 will be approximately $1.3 million, $1.2 million of which was funded during the first nine months of 2005.

•
The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of certain facilities and moving certain production to other facilities operated by the Company. The Company estimates that the total cash outflows related to these closures, other than operating losses incurred during the period of closure, will be approximately $6.2 million, of which we expect to expend $4.0 million during 2005 and the remaining balance will be spent during 2006 and 2007. The expenses related to these closures are more fully explained in Note 13 - Restructuring Programs to these Condensed Consolidated Financial Statements.

•
During 2004, we reached terms with certain major customers on revised sales contract provisions that will enable us to close our manufacturing plant in Sterling Heights, Michigan. The new sales contract provisions require the Company, in certain instances, to build up inventory levels to facilitate the transition to a new vendor or to another manufacturing location within the Company. During the fourth quarter of 2005, we expect this trend will reverse and inventory levels will begin to decrease. We currently expect that the amount of inventory related to the build up will be less than $1.5 million at year end 2005.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 3, continued

•
The Company incurred costs associated with the retirement of its former President and Chief Executive Officer during the second quarter and the restructuring of its domestic management team during the third quarter of 2004. The total cost associated with these items is approximately $1.4 million, of which $0.8 million was paid during 2004, $0.4 million was paid during the first quarter of 2005 and $0.2 million was paid during the third quarter of 2005.

•
The Company recently announced two strategic profit initiatives to reduce costs and improve productivity as discussed in Note 16 - Impairment and Note 17 - Subsequent Events to these Condensed Consolidated Financial Statements.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 4 - Restricted Cash

Restricted cash relates to the following:

	October 2, 2005	January 2, 2005

Payable to the PI Trust	$635	3,199
Letters of credit	2,198	1,939
Other	409	410

	$3,242	5,548

The payable to the PI Trust consists of tax refunds and other funds received by the Company that will be paid to the PI Trust at a future date. The Company paid $2.6 million of the above payable to the PI Trust during the thirteen week period ended October 2, 2005.

The letters of credit collateralize certain obligations relating primarily to workers' compensation and certain supplier accounts.

Note 5 - Inventories

Inventories, net, consist of the following:

	October 2, 2005	January 2, 2005

Raw material	$13,299	12,464
Work in process	12,163	11,020
Finished goods	15,059	16,098

	$40,521	39,582

Inventory reserves were $5,751 and $4,729 at October 2, 2005 and January 2, 2005, respectively.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 6 - Goodwill and Other Intangible Assets

	October 2, 2005			January 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$3,687	─	3,687	5,912	─	5,912

Finite life intangible assets:
Unpatented technology	$14,382	8,200	6,182	14,360	6,972	7,388
Distribution base	5,737	1,289	4,448	5,716	1,073	4,643
Total	$20,119	9,489	10,630	20,076	8,045	12,031
Indefinite life intangible assets:
Trademarks			10,786			10,700

Intangible assets, net			$21,416			22,731

The weighted-average amortization periods for the unpatented technology and the distribution base are 9 and 20 years, respectively. Amortization expense for the thirteen weeks ended October 2, 2005 and September 26, 2004 amounted to $483 and $479, respectively. Amortization expense for the thirty-nine weeks ended October 2, 2005 and September 26, 2004 amounted to $1,444 and $1,441, respectively.

Estimated annual amortization expense is as follows:

For the year ending:

2005	$1,922
2006	1,922
2007	1,622
2008	1,522
2009	1,522

Goodwill and trademarks are not being amortized but are reviewed for impairment annually or more frequently when events or circumstances indicate that the carrying amount may be impaired. The Company’s three operating segments have been defined as reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to each of the Company’s segments.

During the second quarter of 2005, goodwill was reduced by $1.6 million related to the favorable resolution of the Internal Revenue Service audit for periods prior to the Company’s emergence from bankruptcy.

On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased shares of APC owned by Raymark. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the time of the acquisition. Fair values were determined by internal analysis and independent third party appraisals. The allocation of the purchase price resulted in the recognition of intangible assets of $156, consisting of goodwill $27, unpatented technology $22, distribution base $21 and trademarks $86.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 7 - Debt

Debt at October 2, 2005 and January 2, 2005 consists of the following:

	October 2, 2005			January 2, 2005
	Current	Non-Current	Total	Curent	Non-Current	Total

Domestic bank debt
Line of credit	$15,302	─	15,302	10,762	─	10,762
Term loans
Domestic OEM	3,344	─	3,344	1,055	3,078	4,133

Aftermarket	1,000	4,167	5,167	996	4,837	5,833
Total domestic bank debt	19,646	4,167	23,813	12,813	7,915	20,728

Foreign bank debt
Line of credit	─	─	─	─	─	─
Term loans
Europe	949	2,361	3,310	1,056	3,406	4,462
Asia	1,300	─	1,300	1,300	─	1,300
Total foreign bank debt	2,249	2,361	4,610	2,356	3,406	5,762

Total bank debt	21,895	6,528	28,423	15,169	11,321	26,490

Note payable - Aftermarket	─	7,200	7,200	─	─	─

Leases	113	196	309	111	95	206

Total debt	$22,008	13,924	35,932	15,280	11,416	26,696

The carrying value of the Company's debt approximates fair value.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 7, continued

The Company, through its Domestic OEM segment subsidiaries, Raybestos Products Company (“RPC”), and Raybestos Automotive Components Company (“RACC”), maintains a Loan and Security Agreement, which provides for RPC and RACC to borrow up to $25.3 million in the aggregate. The agreement, as amended in November 2003, consists of a $20 million revolving line of credit and a term loan of $5.3 million. The revolving line of credit is limited through a formula which provides availability based on qualified accounts receivable and inventory. The revolving line of credit matures September 28, 2006. The term loan is payable in 34 monthly payments of $88, commencing December 1, 2003 and maturing on September 28, 2006, with the final payment being the remainder of the balance. The revolving line of credit and the term loan are collateralized by accounts receivable and inventory. At October 2, 2005, the amount available under the revolving line of credit was $2.0 million of which $1.5 million is required to be maintained as minimum availability. Amounts outstanding under the revolving line of credit bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.50% and 2.75%, respectively. Amounts outstanding under the term loan bear interest at a rate equal to, at the Company’s option, the prime rate or the adjusted Eurodollar rate, plus a margin of 0.75% and 3.00%, respectively. The agreement contains financial and other covenants, including a fixed charge coverage ratio, material adverse change clause and a minimum availability requirement. At October 2, 2005 and January 2, 2005, the aggregate pledged assets of RPC and RACC, excluding real property, amounted to $63.4 million and $62.5 million, respectively, consisting of cash, accounts receivable, inventory, machinery and equipment and all other tangible and intangible assets, except real property. The agreement permits RPC and RACC to pay dividends to the Company for costs and expenses incurred by the Company in the ordinary course of business so long as no event of default has occurred and is continuing.

During the second quarter of 2004, the Company entered into a fifth amendment to this agreement which grants the lender a mortgage on the real property owned by RPC, located in Sterling Heights, Michigan. The carrying value of the real property in Sterling Heights, Michigan was $4.1 million at October 2, 2005. Additionally, the fifth amendment alters the determination of availability under the revolving line of credit to limit the amount of availability on receivables from a certain customer as they have a potential right of setoff. During the fourth quarter of 2004, the Company entered into a sixth amendment to this agreement. Under the sixth amendment, the lender waives certain defaults that may arise as a result of an agreement between the Company and a certain customer. During the first quarter of 2005, the Company entered into a seventh amendment to this agreement. The seventh amendment modifies the fixed charge coverage ratio to exclude a one-time forgiveness of certain intercompany receivables recorded by RPC during the first quarter of 2005, related to the closure of the RUK facility, clarifies the periods to be included in the calculation of the fixed charge coverage ratio in the future and provides a remedy for future non-compliance by an irrevocable cash contribution by the parent.

The Company, through its subsidiaries Raytech Powertrain, Inc. (“RPI”), APC, Raytech Systems, Inc. (“RSI”) and Raybestos Powertrain, LLC, is party to a loan agreement for $7.0 million with an interest rate at 1.65 basis points over the adjusted Eurodollar rate with a five-year term. The loan is payable in 59 monthly payments of $83, commencing on December 1, 2003, with a balloon payment of $2.1 million payable on November 3, 2008. The proceeds from this facility were used to pay environmental costs and pension costs. The loan is collateralized by the assets of the borrowing entities. The agreement contains financial and other covenants, including the maintenance of certain financial ratios and a material adverse change clause. At October 2, 2005 and January 2, 2005, the aggregate pledged assets of APC, RSI, RPI and Raybestos Powertrain, LLC were $40.1 million and $44.1 million, respectively. During the first quarter of 2005, the Company entered into the first amendment to this agreement. The first amendment modifies the calculation of the debt service coverage ratio to exclude fifty percent of distributions to the borrower’s parent company and imposes a minimum $2.5 million cash on hand requirement.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 7, continued

The Company's wholly-owned German subsidiary, Raybestos Industrie-Produkte GmbH (“RIP”), has available lines of credit of EUR3.0 million with several German banks. Interest is charged at rates between 3.80% and 10.75%. The lines are repayable on demand. At October 2, 2005 and January 2, 2005, there were no borrowings outstanding under these lines of credit.

The Company’s wholly-owned German subsidiaries, Raytech Composites Europe GmbH (RCE) and RIP have various loan agreements with outstanding loans at October 2, 2005 of $3.3 million with the maturities ranging from September 2006 through December 2012. The loans are payable in equal periodic installments (usually quarterly or semi-annually) over the term of the loan. The loans bear interest at rates ranging from 2.14% through 6.17%. At October 2, 2005 and January 2, 2005, respectively, the aggregate pledged assets, consisting of machinery and equipment, amounted to EUR15.5 million ($18.7 million) and EUR14.8 million ($20.1 million).

During the periods presented, the Company’s wholly-owned Chinese subsidiary Raybestos Friction Products (Suzhou) Co. Ltd. (“RFP”) had several loan agreements. The loans are short-term and payable at maturity. The balance at October 2, 2005 and January 2, 2005 was $1.3 million. The Company refinanced the outstanding loans in May 2005 into one loan agreement. The loans bear interest at LIBOR plus 1.5% and are adjusted every three months. The loan matures in April 2006.

On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased shares of APC owned by Raymark and in payment therefore, APC issued a ten year unsecured subordinated promissory note in the initial principal amount of $7.2 million (the “Note”). The Note is subordinated to APC’s existing and future senior indebtedness and bears interest at an annual rate of 8.00% payable quarterly; one-half of which is payable in cash and one-half of which is payable, at APC’s option, in either cash or by increasing the outstanding principal amount of the Note. Principal payments on the Note are due on each annual anniversary of the issue date of the Note, beginning in 2011, at an annual rate of 3.00% of the then outstanding principal balance, with a final payment in full in 2015. APC may redeem the Note, in whole or in part, at any time without premium or penalty. In addition to certain financial reporting requirements, the Note contains net worth and current ratio covenants as well as merger and asset sale limitations, which if not met could cause an event of default permitting the holder of the Note to accelerate the repayment of the entire principal amount and all accrued interest then outstanding under the Note.

  The weighted average rates on all domestic and foreign debt at October 2, 2005 and January 2, 2005 were 6.57% and 4.85%, respectively.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 8 - Litigation

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

In 1996, the Indiana Department of Environmental Management (“IDEM”) advised RPC that the RPC Facility may have contributed to, and was potentially responsible for, the release of lead and PCBs found in Shelly Ditch. In the late 1990s, RPC and IDEM entered into an agreed order (the “Agreed Order”) for a risk-based remediation of PCBs and lead in Shelly Ditch. When IDEM later sought to unilaterally withdraw from the Agreed Order, RPC appealed and the Marion County Superior Court ordered IDEM to reinstate the Agreed Order. Meanwhile, at IDEM’s request, the United States Environmental Protection Agency (the “EPA”) became involved in Shelly Ditch.

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

On January 9, 2004, the EPA confirmed that RPC had completed the action required under the EPA Removal Order, including the removal and proper disposal of Site soils and sediments contaminated with PCBs and lead. In its confirmation, the EPA noted that RPC would continue to be subject to certain obligations under that order, including record retention and the payment of oversight costs. Whether RPC will be required to pay oversight costs relating to the work under the EPA Removal Order will depend on the outcome of future negotiations with the EPA and IDEM regarding potential environmental remediation downstream of the Site.

By October 2005, RPC had spent approximately $18.7 million on removal of lead and PCB contaminated soils from the Site. RPC had accrued $0.4 million for potential EPA oversight costs relating to that work, which is its best estimate of all remaining oversight costs. The Company believes that any cost in excess of the accrued amount related to this matter will not be material.

Crawfordsville, IN - Environmental Remediation Downstream of the Site

On May 6, 2003, the EPA indicated that RPC is potentially liable for PCB and lead contamination downstream of the Site. The EPA has not issued an order to RPC regarding this downstream area. However, during the third quarter of 2003, the Company began negotiations with the EPA concerning such possible additional remediation. As a result, during the third quarter of 2003, the Company recorded a $2.4 million accrual relating to this potential liability for investigative and future cleanup costs. The Company has an accrual of $2.1 million at October 2, 2005, which is its best estimate of the costs, including oversight costs, that will be incurred related to this matter. The Company believes that any cost in excess of the accrued amount related to this matter will not be material.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 8, continued

Crawfordsville, IN - Environmental Remediation and Expenses relating to the RPC Facility

On May 15, 2001, the EPA issued a Pre-filing Notice and Opportunity to Confer to RPC (the “Pre-filing Notice”). This notice stated that the EPA might file a civil action lawsuit against RPC for violations of various environmental statutes and would offer RPC the opportunity to participate in pre-filing negotiations to resolve this matter. The EPA stated that it had reason to believe that RPC committed violations of the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and Toxic Substances Control Act and that RPC could be subject to substantial penalties. On September 3, 2003, the EPA proposed that the parties settle the Pre-filing Notice. The EPA stated that penalties for violations alleged in the Pre-filing Notice could total approximately $180.0 million and suggested the following resolution: RPC should pay approximately $2.4 million in fines and undertake compliance activities, on-site investigative work that the EPA estimated would cost about $1.0 million, and corrective action to resolve the Pre-filing Notice. During 2004, RPC performed on-site investigative work. RPC is currently engaged in further investigative work and negotiations with the EPA regarding potential on-site corrective action and the amount of any penalty. The Company has an accrual of $3.4 million as of October 2, 2005, based on the EPA position, which is its best estimate of the costs related to this matter. The Company does not have any additional information, beyond what is discussed above, that would suggest a range of loss. The Company is currently working with environmental engineers and the EPA to determine the extent of corrective action, if any, required.

Ferndale, MI - Potential Responsibility for Environmental Remediation

In a January 8, 2002 letter, the Michigan Department of Environmental Quality (“MDEQ”) asserted that the Company might have responsibility for trichloroethylene contamination at a Ferndale, Michigan industrial site that Advanced Friction Materials Company (“AFM”) leased from approximately 1974 to 1985. The Company acquired 47% of the stock of AFM in 1996 and the balance of the shares in 1998. The Company has not received any communications from MDEQ since 2002 and has insufficient knowledge to estimate a reasonably possible range of loss for the alleged contamination. No liability has been accrued as of October 2, 2005.

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

In February 2002, RPC filed a third-party complaint in the Insurance Case against three insurance carriers. The third-party complaint seeks defense and indemnity from the insurers relating to investigation and remediation of contamination in Shelly Ditch. Later that year, two of the insurance carriers, USF&G and

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 8, continued

Westchester, filed motions to compel arbitration of the insurance coverage issues under these policies. The U.S. District Court denied these motions to compel and the two insurance companies appealed to the U.S. Court of Appeals for the Seventh Circuit ("Appeals Court"). On August 27, 2004, the Court of Appeals reversed the District Court's order refusing to compel such arbitration and remanded the case to the District Court for entry of an order compelling arbitration. On October 15, 2004, the District Court entered its order compelling arbitration and RPC promptly submitted the USF&G and Westchester insurance issues to arbitration. On August 9, 2005, RPC agreed to settle its claims against USF&G for, among other things, a payment of $2.4 million by USF&G. The $2.4 million payment from USF&G was received in August 2005 and was recorded as other income in these Condensed Consolidated Statements of Operations. On August 10, 2005, the arbitration panel granted the insurers’ motions for summary determination and denied a motion for summary determination by RPC, ruling that the USF&G and Westchester insurance policies do not provide coverage for defense and indemnity of the Shelly Ditch remediation expenses. The Company intends to appeal this ruling as to Westchester.

In February 2004, the third insurance carrier, National Union and its affiliates, commenced an adversary proceeding against the Company, RPC and others by filing a complaint in U.S. Bankruptcy Court (the “Adversary Proceeding”). In the Adversary Proceeding, National Union claims that RPC’s complaint against National Union is barred by a 2002 order of the U.S. Bankruptcy Court in the Raymark Chapter 11 cases that prohibits RPC from pursuing its third-party complaint against National Union and declares that the National Union insurance policies issued to the Company and RPC have been exhausted. Also in February 2004, National Union filed a motion in the U.S. District Court, Southern District of Indiana, asking that court to stay the Insurance Case against National Union. On September 10, 2004, the U.S. District Court granted National Union's motion for stay. On October 14, 2005, the Company and RPC agreed to settle their claims against National Union for, among other things, a payment by National Union to be finalized during the fourth quarter.

RPC believes that a recovery from Reliance Insurance of a portion of the environmental costs described above is reasonably possible. However, due to the uncertainty of the amount and timing, RPC has not recorded any recovery other than the USF&G settlement described above, and the liabilities have been recorded on a gross basis.

RPC Claims against IDEM

In July 2002, RPC filed an action against the IDEM for breach of contract claiming damages based on the difference between the costs of cleanup under the EPA Removal Order and the IDEM Agreed Order. The outcome of this litigation cannot be predicted. Trial of this matter began in August 2005 and is expected to conclude in November 2005, but the court has stated it will not render a judgment until early 2006.

Commercial Litigation

On April 22, 2003, Automation by Design, Inc. (“ABD”) filed a civil action against RPC in U.S. District Court for the Southern District of Indiana. The complaint alleged copyright infringement and breach of contract in connection with RPC’s purchase of certain equipment. RPC denied liability and filed counterclaims for breach of contract and declaratory judgment. The court granted ABD’s motion to amend its complaint to include as defendants Raytech Corporation and Production Design Services, Inc., which manufactured certain equipment allegedly involved in this court action and which RPC agreed to defend and indemnify against certain liabilities. On December 8, 2004, the District Court granted RPC’s motion for summary judgment, ruling that ABD’s claims fail as a matter of law. In July 2005, RPC was awarded reimbursement of its costs (not including attorneys’ fees) incurred in defending the action, the amount of

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 8, continued

which was not material. The parties have briefed and argued an appeal by ABD of the summary judgment ruling. The Company does not believe that the outcome of this litigation will have a material adverse effect on its consolidated results of operations, financial condition or cash flows.

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

Note 9 - Segment Reporting

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 9, continued

Information relating to operations by industry segment follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net Sales
Domestic OEM	$32,271	30,705	103,081	94,468
International	16,190	16,640	53,615	50,157
Aftermarket	12,245	11,570	39,078	37,572
Intersegment elimination (1)	(5,757)	(4,931)	(16,867)	(13,210)
Net sales to external customers	$54,949	53,984	178,907	168,987

Gross Profit
Domestic OEM	$1,118	2,645	5,401	11,062
International	4,075	4,117	14,408	13,553
Aftermarket	3,327	3,419	10,050	11,408
Corporate and intersegment elimination	(1,482)	(1,267)	(3,874)	(3,521)
Consolidated	$7,038	8,914	25,985	32,502

Operating Profit (loss)
Domestic OEM	$(4,516)	(107)	(6,501)	2,629
International	1,347	1,368	4,165	5,425
Aftermarket	1,502	1,706	4,804	6,525
Corporate	(4,772)	(3,913)	(10,429)	(10,963)
Consolidated	$(6,439)	(946)	(7,961)	3,616

Income (loss) before provision for income
taxes and minority interest
Domestic OEM	$(2,789)	(1,057)	(9,506)	510
International	1,383	1,255	9,410	5,214
Aftermarket	1,337	1,628	4,442	6,442
Corporate and intersegment elimination	(4,524)	(4,295)	(10,826)	(10,818)
Consolidated	$(4,593)	(2,469)	(6,480)	1,348

(1)
The Company records intersegment sales at an amount negotiated between the segments. All intersegment sales are eliminated in consolidation. Substantially all intersegment sales are sales of Domestic OEM products to the Aftermarket segment.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 10 - Income Taxes

The tax provision recorded for the thirteen week and thirty-nine week periods ended October 2, 2005 is an expense of $0.6 million and $1.8 million, respectively. This compares to a provision of $0.7 million and $2.6 million for the same periods in 2004, respectively. The provision for the current periods include foreign taxes associated with operations in Germany and China and state taxes generated by domestic operations. The Company did not recognize any tax benefits associated with the losses generated by the U.S. domestic operations or its United Kingdom operations, due to doubts concerning their future recoverability.

Pursuant to the Tax Benefits Assignment and Assumption Agreement (the "Agreement"), all tax benefits received by the Company due to the reorganization are to be passed onto the PI Trust as received. At October 2, 2005, the Company has tax loss carryforwards of $90.0 million and tax credit carryforwards of $2.8 million. The net operating loss carryforwards are allocated between the Company and the PI Trust in the amounts of $24.7 million and $65.3 million, respectively. NOL carryforwards that inure to the PI Trust are set to expire between 2021 and 2024. The tax credit carryforwards all inure to the benefit of the PI Trust. Additionally, future payments to the PI Trust and others will create additional tax deductions, which will inure to the benefit of the PI Trust in accordance with the Agreement. These include deductions for payments to the PI Trust of tax benefits associated with the utilization of the operating losses allocated to the PI Trust, and certain contributions made to the Raymark pension plans. Losses generated by the Company subsequent to the emergence from bankruptcy, exclusive of losses attributed to the payments discussed above, will be retained by the Company. The method of allocation in utilizing current and future operating losses between the PI Trust and the Company has not been formally determined at this time. However, the Company has allocated the net operating losses between the PI Trust and the Company based on year of origin. Alternatively, the method of allocation of current and future net operating losses between the Company and the PI Trust might be such that those generated by the PI Trust would be utilized before those generated by the Company or vice versa. Utilizing the net operating losses of the PI Trust first would require the Company to reimburse them for the tax benefit associated with their net operating losses of $65.3 million, resulting in additional cash flow for the PI Trust. Conversely, if the net operating losses of the Company were to be utilized first, it would result in additional cash flow for the Company. Although the timing cannot be determined with certainty, it is reasonably expected that the method of allocation for using current and future operating losses will be formalized in the next six months. Further, it is expected that the formalized agreement with the PI Trust will reflect the utilization of the net operating losses based on a pro rata allocation using the year of origin in which the net operating loss was created, which is the method utilized currently by the Company in accounting for these transactions. Additional tax recoveries, expected to be received in future periods, are recorded as deferred tax assets, net of valuation allowances, and a deferred payable to the PI Trust, which amounted to $3.6 million and $4.6 million at October 2, 2005 and January 2, 2005, respectively.

During the thirty-nine week period ended October 2, 2005, the Company recorded a $1.0 million decrease in the deferred payable to the PI Trust due to the acquisition of the shares of APC owned by Raymark on March 21, 2005, as discussed in Note 14, and the resultant inclusion of APC in the group’s consolidated U.S. tax return. As part of the purchase accounting, the Company reassessed the realizability of APC’s deferred tax assets using the “more likely than not” criteria specified by SFAS No. 109, “Accounting for Income Taxes”, and determined that a full valuation allowance should be provided against them. As a result of this change in the deferred tax accounts, the Company has updated its deferred tax scheduling analysis and determined that the deferred payable to the PI Trust should be reduced by $1.0 million and $1.4 million of additional valuation allowance is required of which $1.0 million is attributable to the PI Trust and $0.4 million to the Company. In addition, there was an increase of $0.3 million in the deferred payable to the PI Trust during the second quarter of 2005 related to an Internal Revenue Service audit. The benefit of the reduction in the deferred payable to the PI Trust has been recorded as other income in these Condensed Consolidated Statements of Operations. Future changes in the composition and reversal patterns of the Company’s deferred tax assets and liabilities may impact the deferred tax asset that inures to the benefit of the PI Trust and the related deferred payable. The impact on the deferred payable to the PI Trust could cause a corresponding impact on pre-tax income.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 10, continued

Also during the thirty-nine week period ended October 2, 2005, the Company recorded a $1.6 million reduction to goodwill based on the final outcome of an IRS audit for 1996 through 2001 as approved by the Congressional Joint Committee on Taxation on June 22, 2005. The settlement results in no payment of Federal tax given the Company’s net operating losses.

The State of Indiana has completed its audit of Raytech for the years 1992 through 2001.  As a result of the audit, Raytech was denied refunds claimed for Indiana gross income tax paid in the years 1992 through 1997 of $1,044 and certain interest on amounts refunded.  Raytech filed a protest with respect to these items with the Indiana Department of Revenue (IDOR), and a hearing was held on August 20, 2003.  On September 18, 2003, Raytech received an order denying the claim for refund.  In response to the order, Raytech filed a petition with the Indiana Tax Court requesting a refund of Indiana gross income tax and interest on amounts refunded.  On December 1, 2005, the court granted summary judgment in favor of Raytech as it relates to the refund of gross income tax.  The court granted summary judgment in favor of the IDOR as it relates to statutory interest incurred between 1992 and the date the refund request was filed in 2002.  The IDOR and the Company have the right to appeal the court's December 1, 2005 decision to the Indiana Supreme Court.  The Company expects to receive, subject to any appeal, $1,044 and interest from the date of filing the refund request in 2002 through the date of payment by the IDOR.  Pursuant to the Agreement, any refunds received will be payable, net of Federal tax to the PI Trust.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 11 - Loss Per Share

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Net loss	$(5,187)	(3,269)	(8,523)	(1,861)

Weighted average shares	41,737,306	41,737,306	41,737,306	41,737,306

Basic and diluted loss per share	$(0.12)	(0.08)	(0.20)	(0.04)

Options to purchase 1,251,615 shares of common stock were not included in the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 2, 2005 and options to purchase 3,034,414 shares of common stock were not included in the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 26, 2004 due to their anti-dilutive effect due either to their exercise price compared to the market price or the Company incurring a loss for the period.

Note 12 - Pension and Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	For the 13 Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Service Cost	$130	146	252	196
Interest Cost	619	696	365	290
Expected return on plan assets	(698)	(638)	─	─
Amortization of prior service cost	15	35	─	─
Amortization of net loss	113	110	110	41
Net periodic benefit cost	$179	349	727	527

	Pension Benefits		Postretirement Benefits
	For the 39 Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Service Cost	$390	438	756	590
Interest Cost	1,857	2,090	1,094	870
Expected return on plan assets	(2,094)	(1,909)	─	─
Amortization of prior service cost	45	104	─	─
Amortization of net loss	340	325	331	122
Net periodic benefit cost	$538	1,048	2,181	1,582

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 12, continued

The Company previously disclosed in its financial statements for the year ended January 2, 2005, that it expected to contribute $2.2 million to its pension plans and $0.9 million to fund its postretirement plan in 2005. As of October 2, 2005, $2.5 million of contributions have been made. The Company presently anticipates contributing an additional $0.6 million to fund its pension and postretirement plans in 2005.

In connection with the Company's Chapter 11 proceedings, the Pension Benefit Guaranty Corporation ("PBGC") filed certain motions claiming that the Company was responsible for the funding and sponsorship of two Raymark Corporation pension plans. The court ordered that the Company was liable for the maintenance and funding of the underfunded pension plan obligations of Raymark Corporation. The Company, based on the court's order, assumed the role of plan sponsor of the Raymark Plans upon emergence from bankruptcy. The Company obtained a deferral of its funding obligations for 2000. Since obtaining the deferral, the Company has made funding payments to the Raymark Plans as required. As of October 2, 2005, the outstanding balance of the deferred amounts was approximately $0.8 million. During 2004, the Company executed a mortgage of its real property located in Crawfordsville, Indiana to the PBGC, guaranteeing its remaining deferred funding obligations of the Raymark Plans. At October 2, 2005 the carrying value of the real property mortgaged was $8.8 million.

Note 13 - Restructuring Programs

During 2004, the Company conducted a facilities utilization review and made the decision to close its manufacturing operations in Sterling Heights, Michigan and Liverpool, England. The Liverpool, England facility has been closed and the closure of the Sterling Heights facility is expected to be completed during 2005 or early 2006. Additionally, during 2004, the Company began the process of relocating its corporate functions from Shelton, Connecticut to its existing manufacturing and development facilities located in Crawfordsville, Indiana. The closure of the Shelton corporate offices was completed during the third quarter of 2005. Restructuring expense of $0.5 million was recorded in the thirteen week period ended October 2, 2005 as a change in estimate of the closure costs for the Corporate office.
The table below sets forth the Company’s estimate of the total cost of the restructuring programs, the portion recognized through October 2, 2005 and the portion expected to be recognized in a future period:

	October 2, 2005 Expected Total Cost	Recognized through October 2, 2005	To Be Recognized in Future
Severance and termination benefits	$4,127	4,087	40
Lease termination cost	1,006	1,006	─
Asset impairment	1,654	1,654	─
Other	2,236	1,561	675
Total	$9,023	8,308	715

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 13, continued

The employee severance and termination benefits relate to the elimination of approximately 300 employees, most of which are engaged in manufacturing activities at the Sterling Heights, Michigan and Liverpool, England facilities. The portion of the severance and termination benefits cost expected to be incurred, but not recognized through October 2, 2005, relates principally to one-time retention or vesting benefits that will be earned and recognized over the future service period of the employees. The Company anticipates that the remaining expense will be recognized prior to the end of fiscal 2005 or early 2006 and that these amounts will be paid during 2005 and 2006.

The lease termination costs relate to the Liverpool, England facilities and the Shelton, Connecticut office. The estimated costs are based on the Company’s ongoing discussions with the landlord and, for the Liverpool England facilities, does not include the full minimum lease commitment based on the original terms of the lease. The Company expects that these costs will be recognized and paid in a future period during 2005 or early 2006, when the facilities are vacated.

The asset impairment charge relates to equipment located at the Liverpool, England facilities, determined to be impaired in 2004 as a result of the decision to close those facilities. The equipment at the Sterling Heights, Michigan facility was deemed to be impaired and written down to liquidation value in 2003, due to the lack of profitability at that facility.

The other restructuring costs relate principally to lease termination costs of $1.7 million and accelerated depreciation of $0.5 million associated with the shortening of the useful lives of certain equipment as a result of the decision to close the facilities and other costs associated with exiting the facilities.

All of the restructuring costs except the asset impairment and accelerated depreciation will result in cash outflows.

The table below sets forth the activity with respect to the restructuring during the thirty-nine weeks ended October 2, 2005:

	Severance and Termination Benefits	Asset Impairment	Other	Total
Balance January 2, 2005	$3,104	─	275	3,379
Charges	1,000	44	2,169	3,213
Non-cash charges	─	─	(515)	(515)
Cash payments	(1,313)	─	─	(1,313)
Currency translation	(9)	─	(73)	(82)
Balance October 2, 2005	$2,782	44	1,856	4,682

The charges recognized in the thirteen and thirty-nine week period ended October 2, 2005 have been reported as restructuring expenses in these Condensed Consolidated Statements of Operations, except $146 and $515 representing accelerated depreciation costs that have been reported as a component of cost of sales in the respective periods.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 14 - Acquisition of APC Minority Shares owned by Raymark

On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased shares of APC owned by Raymark. The transaction increased the Company’s indirect ownership of APC from approximately 57% of its outstanding common stock to approximately 96% of its outstanding common stock.

APC purchased 41,904 shares of APC common stock that were owned by Raymark, and in payment therefore, APC issued a ten year unsecured subordinated promissory note in the initial principal amount of $7.2 million (the “Note”).

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands, unless otherwise noted, except per share data

Note 15 - Contingencies

The Company has been notified of a claim asserted by a customer that product sold by the Company allegedly failed as a result of manufacturing defects.   The customer has estimated that the potential costs to remedy the defect are approximately $1.3 million.  Based on the Company’s evaluation of the claim to date, we have concluded that it is not probable that we have a liability and we have notified the customer that the Company is denying liability for the claim.  If the customer pursues the claim, the Company intends to defend itself; however, the ultimate resolution of this claim cannot be predicted and it is reasonably possible that this matter could ultimately be decided, resolved or settled in favor of the customer for an amount up to the estimated amount provided by the customer.    Further, if it is determined that this is a valid claim, the Company will pursue all available insurance coverage that may exist related to the manufacture and sale of this product.

Note 16 - Impairment

In September 2005 the Company decided that as part of its strategy to improve production and profitability in its Domestic OEM segment, Raytech’s subsidiary, Raybestos Products Company (“RPC”) will exit its steel stamping business, which is primarily used to manufacture parts for its heavy-duty friction business. RPC will begin transitioning the steel stamping business to outside suppliers as well as moving the related heavy-duty paper assembly plant to a location near the outside supplier during the fourth quarter of 2005 and expects to complete such transition by the end of 2006. As a result of this decision, the Company recorded an impairment charge of $1.8 million during the third quarter of 2005 to write-down the carrying value of the related assets to net realizable value and reclassified $2.4 million of equipment to assets held for sale.

Note 17 - Subsequent Events

On November 1, 2005, the Company announced that as part of its continuing strategy to improve production and profitability in its Domestic OEM segment, RPC plans to relocate its conventional automotive assembly operations from Crawfordsville, Indiana to a more cost competitive location. RPC expects such relocation to occur over the next twelve to eighteen months and plans to work with its affected automotive customers to develop the specific timing for such a move. The decision to move the automotive assembly operations was made after RPC’s Crawfordsville, Indiana union voted not to open the existing union contract in order to negotiate a matching of cost savings that could be achieved by relocating to another facility. RPC has agreed with union representatives on a transition benefits package for the initial group of employees expected to be displaced by the Company’s decision to exit its steel stamping business and to move the related heavy-duty assembly operations. RPC expects to negotiate transition benefits as part of the negotiation of the union contract that expires on May 1, 2006 for the remaining group of employees expected to be displaced by its decision to exit its steel stamping business and to move the related heavy-duty assembly operations, as well as those employees expected to be displaced by the auto assembly operations move.

Although the Company anticipates that material charges will be incurred under generally accepted accounting principles, due to the uncertainty of labor negotiations and the details and timing of the relocation, the Company is unable at this time to make a good faith determination of the estimate of restructuring charges.

On November 10, 2005, the Company was notified that a customer of its International segment is insolvent and continuing business under the authority of the Commercial Court. As of October 2, 2005, the Company has an outstanding receivable of $0.2 million with this customer. As a result of this announcement, the Company recorded a reserve for the outstanding receivable of $0.2 million during the third quarter of 2005. Although the Company anticipates additional charges may be incurred in the fourth quarter related to items sold subsequent to October 2, 2005, the Company estimates that amount to be less than $0.1 million.

On November 21, 2005, the Company decided that in order to meet the terms reached with a certain major customer on a revised sales contract provision, it would keep its Sterling Heights, Michigan facility open during a portion of the first quarter of 2006. The new sales contract provision requires the Company, in certain instances, to build up inventory levels to facilitate the transition to a new vendor or to another manufacturing location within the Company. The Company estimates the additional cost of keeping the facility open into 2006 will be in the $0.6 million to $1.0 million range.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In preparing the discussion and analysis required by the federal securities laws, it is assumed that users of the interim financial information have read or have access to the discussion and analysis for the preceding fiscal year included in the Company’s Form 10-K for the year ended January 2, 2005.

Caution Regarding Forward-looking Statements

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

Significant Accounting Policies

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management's Discussion and Analysis and Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements, included within the Company’s 2004 Form 10-K, describe the significant accounting estimates and policies used by management in the preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates. There have been no changes in the Company's critical accounting estimate processes and policies during the thirty-nine week period ended October 2, 2005.

Overview

During the third quarter of 2005, the Company determined that certain accounting for taxes in the previously filed second quarter Form 10Q for the period ended July 3, 2005 needed to be modified.

An Internal Revenue Service settlement that was finalized in the second quarter was recorded as a $1.6 million benefit in the tax provision. The tax reserves, that were no longer necessary after the Internal Revenue Service settlement, were established as part of fresh start accounting in 2001, when the Company emerged from Chapter 11 bankruptcy. The reversal of the $1.6 million reserve for Federal income tax contingencies should have resulted in a reduction of goodwill rather than being recorded as a benefit in the income tax provision. The financial statements in this Form 10-Q reflect the proper accounting.

The operating loss for the thirteen week period ended October 2, 2005 of $6.4 million compares to an operating loss of $0.9 million in the same period in the prior year, an increase of $5.5 million. The Company recorded an impairment charge in the Domestic OEM segment of $1.8 million related to exiting the steel stamping business, see Note 16 - Impairment to these Condensed Consolidated Financial Statements. The operating loss was due primarily to the continued poor performance of the Domestic OEM segment. The operating loss for the thirty-nine week period ended October 2, 2005 of $8.0 million compares to an operating profit of $3.6 million for the same period in the prior year, a decline of $11.6 million. The poor performance in the nine month period is driven by the Domestic OEM segment. As a whole, the Company increased sales $9.9 million or 5.9% compared to the nine month period in 2004, while gross profit declined $6.5 million or 20.1% excluding the impairment charge. The decline in gross profit is substantially due to the Domestic OEM segment. The consolidated and operating segment results are discussed more fully in the following section.

During 2005, the Company will continue to focus on evaluating and implementing strategies to improve the performance of the Domestic OEM segment’s primary manufacturing facility located in Crawfordsville, Indiana. Improving the performance of this facility is critical to the future profitability of the Domestic OEM segment and the Company as a whole. The Company may incur additional costs during 2005 to implement strategies to reposition this operation for improved performance in the future. In addition, the Company is evaluating alternative strategies for Domestic OEM production, which could include outsourcing certain production processes and relocation of certain operations, see Note 16 - Impairment and Note 17 - Subsequent Events to these Condensed Consolidated Financial Statements.

The Company recorded net sales of $54.9 million for the thirteen week period ended October 2, 2005, an increase of $1.0 million or 1.8% over the same period in the prior year. The increased sales were due primarily to the Domestic OEM segment as market demand increased in the heavy-duty product line; also, increased auto production due to the plant closure of the Sterling Heights, Michigan, facility provided additional sales. The Company recorded net sales of $178.9 million for the thirty-nine week period ended October 2, 2005, which compares to $169.0 million for the same period in the prior year, an increase of $9.9 million or 5.9%. The increase in the thirty-nine week period is due to the same reasons noted above. The discussion by segment provides a more detailed discussion.

Gross profit for the third quarter decreased $1.9 million or 21.1% compared to the same period in the prior year. The decline in gross profit was due primarily to the poor performance of the Domestic OEM segment, the details of which are discussed below. The gross profit for the nine month period ended October 2, 2005 declined $6.5 million or 20.1% compared to the same period in the prior year. The reduced gross profit for Raytech was driven by the reduced gross profit realized by the Domestic OEM segment due primarily to the increased price of steel, a key raw material, medical costs, utilities and operating supplies, partially offset by increased volume. The Company expects that the price of steel may continue to negatively impact profitability. Additionally, the Company incurred costs related to evaluating strategies to improve the performance at its Crawfordsville, Indiana, facility, where operating results have been negative. The Company continues to experience pricing pressure from customers, specifically in the Domestic OEM segment and in China.

The SG&A expense increased $1.2 million for the thirteen week and increased $0.6 million for the thirty-nine week periods ended October 2, 2005 compared to the same periods in the prior year. The increase in the third quarter of 2005 primarily reflects higher transportation costs and an addition to the bad debt reserve, see Note 17 - Subsequent Events to these Condensed Consolidated Financial Statements.

The Company recorded an impairment charge in the Domestic OEM segment of $1.8 million during the thirteen week period ended October 2, 2005 related to exiting the steel stamping business, see Note 16 - Impairment to these Condensed Consolidated Financial Statements.

The restructuring expense recorded in 2005 relates to the restructuring programs initiated during 2004, see Note 13 - Restructuring Programs to these Condensed Consolidated Financial Statements for further details regarding these restructuring programs.

Interest expense is incurred on the Company's debt facilities, see Note 7 - Debt to these Condensed Consolidated Financial Statements.

In February 2002, RPC filed a third-party complaint against three insurance carriers. The third-party complaint seeks defense and indemnity from the insurers relating to investigation and remediation of contamination in Shelly Ditch. On August 9, 2005, RPC agreed to settle its claims against USF&G for, among other things, a payment of $2.4 million by USF&G. This payment was received in August 2005 and has been recorded as other income in these Condensed Consolidated Statements of Operations, see Note 8 - Litigation to these Condensed Consolidated Financial Statements for further details.

During the thirty-nine week period ended October 2, 2005, the Company recorded a $1.0 million decrease in the deferred payable to the PI Trust due to the acquisition of the shares of APC owned by Raymark on March 21, 2005, as discussed in Note 14 - Acquisition of APC Minority Shares owned by Raymark to these Condensed Consolidated Financial Statements, and the resultant inclusion of APC in the group’s consolidated U.S. tax return. As part of the purchase accounting, the Company reassessed the realizability of APC’s deferred tax assets using the “more likely than not” criteria specified by SFAS No. 109, “Accounting for Income Taxes”, and determined that a full valuation allowance should be provided against them. As a result of this change in the deferred tax accounts, the Company has updated its deferred tax scheduling analysis and determined that the deferred payable to the PI Trust should be reduced by $1.0 million and $1.4 million of additional valuation allowance is required of which $1.0 million is attributable to the PI Trust and $0.4 to the Company. In addition, there was an increase of $0.3 million in the deferred payable to the PI Trust during the second quarter of 2005 related to an Internal Revenue Service audit. The benefit of the reduction in the deferred payable to the PI Trust has been recorded as other income in these Condensed Consolidated Statements of Operations. Future changes in the composition and reversal patterns of the Company’s deferred tax assets and liabilities may impact the deferred tax asset that inures to the benefit of the PI Trust and the related deferred payable. The impact on the deferred payable to the PI Trust could cause a corresponding impact on pre-tax income.

The Company's income taxes are discussed in detail in Note 10 - Income Taxes to these Condensed Consolidated Financial Statements. As a condition of the reorganization plan, all tax benefits received by the Company as a result of the reorganization inure to the benefit of the PI Trust.

The minority interest expense relates to Allomatic Products Company (“APC”), which was 57% owned by the Company, 40% owned by Raymark Corporation (which, with its subsidiary Raymark Industries, Inc., is collectively referred to in this report as “Raymark”), a related party, and 3% owned by certain employees of the Company. APC has been consolidated in the financial results and a minority interest is recorded to reflect the minority shareholders’ interest in APC, since its acquisition in 1989. On March 21, 2005, the Company, through its majority owned subsidiary, APC, purchased the APC common stock owned by Raymark in exchange for a ten-year unsecured subordinated promissory note in the original principal amount of $7.2 million, see Note 14 - Acquisition of APC Minority Shares owned by Raymark to these Condensed Consolidated Financial Statements.

As a result of the above, the Company’s net loss increased $1.9 million and $6.7 million for the thirteen and thirty-nine week periods compared to the same periods in the prior year. The loss per basic and fully diluted shares for the third quarter 2005 of $0.12 compares to $0.08 in the same period in the prior year. The loss per basic fully diluted share for the nine month period of $0.20 compares to a loss per basic and fully diluted share of $0.04 for the same period in the prior year.

Domestic OEM

The following table sets forth selected income statement data for the Domestic OEM segment for the thirteen and thirty-nine weeks ended October 2, 2005 and September 26, 2004.

Dollar amounts in thousands
	For the 13 weeks ended
	October 2, 2005		September 26, 2004
Net sales	$32,271	100.0%	30,705	100.0%
Gross profit	1,118	3.5%	2,645	8.6%
Selling, general and administrative expense	3,738	11.6%	2,752	9.0%
Impairment charge	1,762	5.5%	─	─
Restructuring expenses	134	0.4%	─	─
Operating loss	(4,516)	(14.0%)	(107)	(0.4%)
Loss before provision for income taxes and
minority interest	(2,789)	(8.6%)	(1,057)	(3.4%)

	For the 39 weeks ended
	October 2, 2005		September 26, 2004
Net sales	$103,081	100.0%	94,468	100.0%
Gross profit	5,401	5.2%	11,062	11.7%
Selling, general and administrative expense	9,528	9.2%	8,433	8.9%
Impairment charge	1,762	1.7%	─	─
Restructuring expenses	612	0.6%	─	─
Operating (loss) profit	(6,501)	(6.3%)	2,629	2.8%
Income (loss) before provision for income taxes
and minority interest	(9,506)	(9.2%)	510	0.5%

The Domestic OEM segment’s sales increased $1.6 million or 5.1% during the thirteen week period ended October 2, 2005 compared to the same period in the prior year. The increased sales primarily reflect increased pricing of $1.5 million effective for certain customers in the fourth quarter of 2004 and other items of $0.1 million. Sales for the thirty-nine week period ended October 2, 2005 increased $8.6 million or 9.1% over the same period in the prior year. The increased sales reflect the recovery of steel surcharges from certain customers of $2.2 million, price increases of $3.3 million and improved volume and mix of $3.1 million. Although the Company was able to negotiate improved pricing and steel surcharge recovery from certain customers, the segment continues to perform poorly due to cost issues noted below and continued pressure for reduced pricing from many of its customers. The Company has been notified by a major customer that approximately $5.0 million of business, on an annual basis, has been resourced to a competitor. The resource of this business began in May and will continue through the rest of this year with the full year impact occurring in 2006.

Gross profit as a percentage of sales decreased to 3.5% for the thirteen week period ended October 2, 2005 compared to 8.6% in the same period in the prior year. This decline was primarily due to an increase in medical, utilities and operating supplies of $1.0 million period-over-period. In addition, the sale of product with negative gross margin increased $1.2 million compared to the third quarter of 2004. In the thirty-nine week period ended October 2, 2005, the net impact of increased steel costs reduced gross margin $2.9 million. In addition, medical, utility and operating supplies increased $2.2 million period-over-period. The parts sold with negative gross margin increased $4.2 million compared to the thirty-nine week period ended September 26, 2004. The performance of the Crawfordsville plant, this segment’s primary manufacturing facility, continues to be poor. The facility incurred an operating loss of $1.4 million and $2.6 million for the thirteen and thirty-nine week periods ended October 2, 2005.

The Domestic OEM segment produces goods for its customers based on a purchase order system, and in certain instances using multiple year contracts that stipulate a fixed selling price with no commitment as to quantity. In instances where the product's cost exceeds the selling price, a reserve is established for the expected loss on products in inventory and customer purchase orders received by the balance sheet date. The loss is based on the difference between contracted selling price and the fully absorbed cost of inventory. The fully absorbed inventory cost includes normal fixed and variable, direct and indirect, manufacturing costs including material, labor, employee benefits, depreciation, utility and other costs. The Company has not recorded an estimate of the loss over the term of these contracts since the quantity and mix of parts is not known and the future production costs will be impacted by, among other things, changes in economic conditions and management's actions, including expected cost reductions. The loss incurred on products sold under loss contracts was $3.5 million and $2.3 million for the third quarter of 2005 and third quarter of 2004, respectively. The loss for the thirty-nine week period ended October 2, 2005 was $9.8 million compared to $5.6 million for the same period in the prior year. The reserve for expected loss on goods in inventory and customer purchase orders was $1.5 million at both October 2, 2005 and January 2, 2005.

SG&A expense for the thirteen week period ended October 2, 2005 increased $1.0 million or 35.8% compared to the same period in the prior year. The higher SG&A was primarily due to an increase in transportation costs of $0.7 million and R&D costs of $0.3 million due to development activities. SG&A expense for the thirty-nine week period increased $1.1 million or 13.0% compared to the same period in the prior year. The higher costs were primarily due to transportation costs of $0.7 million and professional fees of $0.4 million.

On October 4, 2005, the Company announced that as part of its strategy to improve production and profitability in its Domestic OEM segment RPC plans to exit its steel stamping business. As a result of this announcement, the Company recorded an impairment charge of $1.8 million to write-down the carrying value of the related assets to net realizable value, see Note 16 - Impairment to these Condensed Consolidated Financial Statements for further discussion. The segment continues to evaluate alternative strategies for improving production.

The restructuring expense recorded in 2005 relates to the planned closure of our manufacturing facility in Sterling Heights, Michigan, see Note 13 - Restructuring Programs to these Condensed Consolidated Financial Statements for further details regarding restructuring programs.

As a result of the above, the segment’s operating loss increased $4.4 million and $9.1 million for the thirteen and thirty-nine week periods compared to the same periods in the prior year.

In February 2002, RPC filed a third-party complaint against three insurance carriers. The third-party complaint seeks defense and indemnity from the insurers relating to investigation and remediation of contamination in Shelly Ditch. On August 9, 2005, RPC agreed to settle its claims against USF&G for, among other things, a payment of $2.4 million by USF&G. This payment was received in August 2005 and has been recorded as other income in the Domestic OEM segment, see Note 8 - Litigation to these Condensed Consolidated Financial Statements for further details.

During the second quarter of 2005, the closure of the RUK facility resulted in the write off of intercompany receivables. The write off amounted to $3.2 million and was recorded as other expense in the Domestic OEM segment.

International
The following tables set forth selected income statement data for the International segment for the thirteen and thirty-nine weeks ended October 2, 2005 and September 26, 2004.

Dollar amounts in thousands
	For the 13 weeks ended
	October 2, 2005		September 26, 2004
Net sales	$16,190	100.0%	16,640	100.0%
Gross profit	4,075	25.2%	4,117	24.7%
Selling, general and administrative expense	2,614	16.2%	2,749	16.5%
Restructuring expenses	114	0.7%	─	─
Operating profit	1,347	8.3%	1,368	8.2%
Income before provision for income taxes
and minority interest	1,383	8.5%	1,255	7.5%

	For the 39 weeks ended
	October 2, 2005		September 26, 2004
Net sales	$53,615	100.0%	50,157	100.0%
Gross profit	14,408	26.9%	13,553	27.0%
Selling, general and administrative expense	8,829	16.5%	8,128	16.2%
Restructuring expenses	1,414	2.6%	─	─
Operating profit	4,165	7.8%	5,425	10.8%
Income before provision for income taxes
and minority interest	9,410	17.6%	5,214	10.4%

The international segment’s sales decreased $0.5 million or 2.7% for the thirteen week period ended October 2, 2005 compared to the same period in the prior year. Sales decreased $0.3 million due to product mix and the segment recorded a translation loss of $0.2 million for the thirteen week period ended October 2, 2005. The sales for the thirty-nine week period increased $3.5 million or 6.9% over the same period in the prior year. The increased sales were due to volume increases in Germany and China of $2.5 million and translation gains of $1.0 million during the thirty-nine week period.

The gross profit was relatively flat for the thirteen week period ended October 2, 2005 compared to the same period in the prior year. Gross profit for the thirty-nine week period ended October 2, 2005 increased $0.9 million or 6.3% over the same period in the prior year. The improved gross profit during the thirty-nine week period was due to increased volume, partially offset by increased costs in the U.K. due to the impact of closing the operations.

SG&A expense for the thirteen week period of $2.6 million was $0.1 million lower than the amount recorded in the same period in the prior year. The decrease is due to cost reductions related to the closing of the U.K. facility, partially offset by an addition to the bad debt reserve, see Note 17 - Subsequent Events to these Condensed Consolidated Financial Statements. SG&A for the thirty-nine week period ended October 2, 2005 shows an increase of $0.7 million over the same period in the prior year. The increase is due to an addition to the bad debt reserve of $0.3 million made in the first quarter of 2005 and $0.2 million made in the third quarter of 2005, and freight of $0.2 million.

Restructuring expense of $0.1 million was recorded in the thirteen week period ended October 2, 2005 as a change in estimate of the closure costs for the U.K. facility. Additional information had been received in the second quarter for estimation of final refurbishment costs of $0.6 million and lease cost of $0.6 million for exiting the facility. Additional severance costs were booked in the first quarter of $0.1 million; the total restructuring costs for the U.K. booked in 2005 aggregate to $1.4 million at October 2, 2005.

As a result of the above, operating profit increased $0.1 million and decreased $1.3 million for the thirteen and thirty-nine week periods compared to the same periods in the prior year.

The $4.4 million increase in income before provision for income taxes and minority interest is primarily related to the closure of the RUK facility and the associated write off of intercompany payables during the second quarter of 2005.

Aftermarket

The following table sets forth selected income statement data for the Aftermarket segment for the thirteen and thirty-nine week periods ended October 2, 2005 and September 26, 2004.

Dollar amounts in thousands
	For the 13 weeks ended
	October 2, 2005		September 26, 2004
Net sales	$12,245	100.0%	11,570	100.0%
Gross profit	3,327	27.2%	3,419	29.6%
Selling, general and administrative expense	1,825	14.9%	1,713	14.8%
Operating profit	1,502	12.3%	1,706	14.8%
Income before provision for income taxes
and minority interest	1,337	10.9%	1,628	14.1%

	For the 39 weeks ended
	October 2, 2005		September 26, 2004
Net sales	$39,078	100.0%	37,572	100.0%
Gross profit	10,050	25.7%	11,408	30.4%
Selling, general and administrative expense	5,246	13.4%	4,883	13.0%
Operating profit	4,804	12.3%	6,525	17.4%
Income before provision for income taxes
and minority interest	4,442	11.4%	6,442	17.2%

Net sales for the thirteen week period ended October 2, 2005 increased $0.7 million or 5.8% compared to the same period in the prior year. The increase was primarily due to increased pricing of friction plates, partially offset by a reduction in volume period-over-period. Net sales for the thirty-nine week period ended October 2, 2005 increased $1.5 million or 4.0% compared to the same period in the prior year. The increase in sales is due to increased pricing of friction plates partially offset by a reduction in volume.

Gross profit decreased $0.1 million or 2.7% for the thirteen week period ended October 2, 2005 compared to the same thirteen week period in the prior year. The reduced gross profit was primarily due to an unfavorable change in mix of $0.1 million. Gross profit decreased $1.4 million or 11.9% for the thirty-nine week period ended October 2, 2005 compared to the same period in the prior year. Due to the acquisition of certain shares of stock of Allomatic Products Company, see Note 14 - Acquisition of APC Minority Shares owned by Raymark to these Condensed Consolidated Financial Statements, certain adjustments were made as of March 21, 2005. The inventory was valued at the sales price less distribution cost at the time of the acquisition, which had the effect of reducing the profit on sales during the second quarter $0.7 million. In addition, material costs increased $0.6 million compared to the same period in the prior year and an unfavorable mix change reduced profits by $0.1 million.

The selling, general and administrative costs of $1.8 million for the thirteen week period ended October 2, 2005 approximated the costs for the same period in the prior year. The selling, general and administrative costs for the thirty-nine week period ended October 2, 2005 of $5.2 million reflects an increase of $0.4 million over the same period in the prior year. The increase is due substantially to higher medical costs, distribution costs, travel and an increase in the reserve for doubtful accounts.

As a result of the above, operating profit was reduced $0.2 million for the thirteen week period and $1.7 million for the thirty-nine week periods ended October 2, 2005.

On March 21, 2005 the Company, through its majority owned subsidiary, APC, purchased shares of APC owned by Raymark in exchange for a ten-year unsecured promissory note of $7.2 million which increased the Company’s indirect ownership of APC from approximately 57% of its outstanding common stock to approximately 96% of its outstanding common stock. See Note 14 - Acquisition of APC Minority Shares owned by Raymark to these Condensed Consolidated Financial Statements.

Liquidity, Capital Resources and Future Liquidity

Cash provided by operating activities was $2.0 million for the thirty-nine week period ended October 2, 2005. Components of cash provided by operating activities include depreciation and amortization of $13.6 million, an impairment charge of $1.8 million and other non-cash items of $0.4 million, partially offset by a net loss of $8.5 million. The changes in other operating assets and liabilities during the first thirty-nine weeks of 2005 included an increase in working capital of $1.9 million and a reduction in accrued liabilities of $3.4 million. The Company recorded an impairment charge of $1.8 million to write-down the carrying value of assets in its steel stamping business to net realizable value, see Note 16 - Impairment to these Condensed Consolidated Financial Statements. The working capital change was primarily driven by an increase in trade accounts receivable and inventories, partially offset by an increase in accounts payable. The increase in trade accounts receivable at October 2, 2005 compared to January 2, 2005 is primarily attributable to higher sales during the third quarter of 2005 compared to the fourth quarter of 2004. The increase in inventory levels is principally the result of a build-up in inventory to facilitate the closure of our Sterling Heights, Michigan facility. The increase in accounts payable was also driven primarily by a build-up of inventory in the Sterling Heights, Michigan facility. In addition, seasonal fluctuations and timing of payments have contributed to the increase. The reduction in accrued liabilities is primarily related to a decrease in the payable to the PI Trust of $3.7 million. This reduction was for payments made to the PI Trust related to tax refunds.

Cash used by operating activities for the thirty-nine weeks ended September 26, 2004 was $1.6 million. Components of cash used by operating activities include a net loss of $1.9 million, offset by depreciation and amortization of $12.4 million and other non-cash items of $0.6 million. The changes in other operating assets and liabilities during the first thirty-nine weeks of 2004 was an unfavorable change of $12.7 million, primarily driven by an increase in trade accounts receivable and inventories. The increase in trade accounts receivable at September 26, 2004 compared to December 28, 2003 is primarily attributed to higher sales during the third quarter of 2004 compared to the fourth quarter of 2003. The increase in inventory levels reflects the impact of increased production and higher steel prices.

Capital expenditures through October 2, 2005 of $8.3 million compared to $3.3 million for the same period in the prior year. The capital expenditures are as planned. The Company completed the building expansion which began in 2004 at the facility in China having additional expenditures in 2005 of $0.2 million. The new facility will increase production capacity and position the Company to take advantage of the growing market in China. In addition, the Domestic OEM and Aftermarket segments have increased capital spending $2.0 million and $1.5 million, respectively, over the thirty-nine week period in 2004. The increased spending primarily relates to cost reduction programs and additional R&D equipment. Additional capital expenditures of $0.8 million in Germany are primarily for cost reductions. Other normal capital expenditures accounted for approximately $0.5 million during the period.

Cash and cash available, net of minimum cash and minimum availability requirements, under existing lines of credit at October 2, 2005 totaled $13.1 million compared to $15.7 million at January 2, 2005, a decrease of $2.6 million. The decrease is due primarily to capital expenditures during the period.

The total borrowings at October 2, 2005 of $35.9 million compares to total borrowings of $26.7 million at year end 2004, an increase of $9.2 million. The increase in total borrowings was principally the result of the issuance of a $7.2 million note related to the purchase of the shares of APC stock owned by Raymark, see Note 14 - Acquisition of APC Minority Shares owned by Raymark to these Condensed Consolidated Financial Statements for a further discussion of the APC stock acquisition. Available lines of credit, net of minimum availability requirements, at October 2, 2005 of $4.1 million compared to $4.6 million at year end 2004, a decrease of $0.5 million. Full details of the Company’s debt are contained in Note 7 - Debt to these Condensed Consolidated Financial Statements.

During the first quarter of 2005, the Company amended its domestic debt agreements. The primary purpose of the amendments was the modification of the debt covenant calculations to provide the Company greater flexibility to manage its cash resources and certain one-time costs that will be incurred during 2005 related to the plant closures announced during 2004. Additionally, the amendment to the Domestic OEM loan and security agreement provides for a remedy of future non-compliance with the quarterly debt covenants, by an irrevocable cash contribution by Raytech Corporation (“the parent”). During the thirty-nine week period ended October 2, 2005, the parent made irrevocable cash contributions of $5.0 million to RPC, a borrower, to remedy the debt covenant non-compliance. The parent may be required to make additional cash contributions in the future in the event of any further non-compliance of the borrowers.

Refer to Notes 8 - Debt and 15 - Commitments to the consolidated financial statements, included within the Company's 2004 Form 10-K, for information regarding the Company's obligations and commitments by year. These obligations and commitments consist of long-term debt, capital leases and rental agreements.

The Company's potential obligations regarding environmental remediation are explained in Note 8 - Litigation to these Condensed Consolidated Financial Statements.

Certain tax issues are discussed in Note 10 - Income Taxes to these Condensed Consolidated Financial Statements, which provides additional information concerning the status of the recent Internal Revenue Service audit.

The most significant factor affecting the Company’s future cash flows is its ability to earn and collect cash from customers. The automotive parts industry is extremely competitive. The Company’s customers are often able to demand price reductions from the suppliers including all segments of Raytech. Some of the Company’s sales are made under standard sales contracts that include price commitments for multiple years. Specifically, in the Domestic OEM segment, the Company is selling certain products to certain customers at a loss under the terms of its current sales contracts. The Company is currently working with certain customers to re-negotiate the terms of these loss contracts. In addition, the Company is reviewing alternatives to improve its cost structure. Additionally, the Company, specifically in the Domestic OEM segment, has very large customers, some representing more than ten percent of consolidated sales. From time to time, the Company loses business from existing customers, including its largest customers, due to pricing, technological or other competitive pressures. The Company also from time to time gains new business and renewals of existing business from existing or new customers through its continuing cost reduction, sales and development efforts. The cumulative effect of these changes, or the loss of one of its largest customers, could have a material adverse effect on the consolidated financial results of the Company.

Items that will potentially require the use of cash during the remainder of fiscal 2005 other than normal operating expenses include the following:

•
The Company has recorded an accrued liability of $5.9 million for certain environmental matters more fully discussed in Note 8 - Litigation to these Condensed Consolidated Financial Statements. Management expects that $0.8 million will be spent during 2005 and the balance during 2006 or later.

•
The Company assumed the liability for the Raymark pension plans as part of the Chapter 11 reorganization. The plans, which are discussed as part of Note 9 - Employee Benefits to the consolidated financial statements, included within the Company's 2004 Form 10-K, are under-funded and the Company, through an agreement with the Internal Revenue Service, is providing both current contributions and catch-up contributions. The expected funding for the plans in 2005 will be approximately $1.3 million, $1.2 million of which was funded during the first nine months of 2005.

•
The Company has conducted a facilities utilization review and has determined that improved performance can be obtained through the closure of certain facilities and moving certain production to other facilities operated by the Company. The Company estimates that the total cash outflows related to these closures, other than operating losses incurred during the period of closure, will be approximately $6.2 million, of which we expect to expend $4.0 million during 2005 and the remaining balance will be spent during 2006 and 2007. The expenses related to these closures are more fully explained in Note 13 - Restructuring Programs to these Condensed Consolidated Financial Statements.

•
During 2004, we reached terms with certain major customers on revised sales contract provisions that will enable us to close our manufacturing plant in Sterling Heights, Michigan. The new sales contract provisions require the Company, in certain instances, to build up inventory levels to facilitate the transition to a new vendor or to another manufacturing location within the Company. During the fourth quarter of 2005, we expect this trend will reverse and inventory levels will begin to decrease. We currently expect that the amount of inventory related to the build up will be less than $1.5 million at year end 2005.

•
The Company incurred costs associated with the retirement of its former President and Chief Executive Officer during the second quarter and the restructuring of its domestic management team during the third quarter of 2004. The total cost associated with these items is approximately $1.4 million, of which $0.8 million was paid during 2004, $0.4 million was paid during the first quarter of 2005 and $0.2 million was paid during the third quarter of 2005.

•
The Company recently announced two strategic profit initiatives to reduce costs and improve productivity as discussed in Note 16 - Impairment and Note 17 - Subsequent Events to these Condensed Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2007 under the latest extension granted by the Securities and Exchange Commission. Raytech is a non-accelerated filer and therefore does not have to comply with Section 404 of the Sarbanes-Oxley Act until 2007.

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

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement No. 109. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have any impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, we do not believe that it will have any impact on the Company’s consolidated financial statements.

During March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 when it implements SFAS No. 123 (revised 2004) during 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain lines of credit with United States and foreign banks, as well as other creditors detailed in Note 7 - Debt to these Condensed Consolidated Financial Statements. We are naturally exposed to various interest rate risk and foreign currency risk in the normal course of business.

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

The Company maintains borrowings in both fixed rate and variable rate debt instruments. The fixed rate debt at October 2, 2005 of $11.1 million had rates of interest that ranged from 3.19% to 8.00%. The variable rate debt at October 2, 2005 of $24.5 million had rates of interest that ranged from 2.14% to 7.25%. The variable rate debt reprices either at prime rate or the Eurodollar rate. We have not entered into any interest rate management programs such as interest rate swaps or other derivative type transactions. The amount of exposure in the short-term that could be created by increases in rates is not considered significant by management. A 100 basis point increase in annual interest rates, applied to the Company’s variable rate borrowings at October 2, 2005 would result in an increase in interest expense and a corresponding reduction in cash flow of approximately $50.

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

The principal raw materials used in the manufacture of our products include cold-rolled steel, metal powders, synthetic resins, plastics and synthetic and natural fibers. All of these materials are available from a number of competitive suppliers. However, in certain cases, the Company is required to obtain customer approval for substitute vendors, which may result in additional costs being incurred. Worldwide increases in steel demand led to increased prices, which negatively impacted the Company's profitability during the year ended January 2, 2005 and the thirty-nine weeks ended October 2, 2005. Management expects the increase in steel prices could continue to negatively impact the Company's profitability. In addition to steel, we use other raw materials, specifically in our paper production process, where a shortage of supply could negatively impact our profitability and our ability to deliver to customers. Other potential future impacts on the Company due to reduced availability of materials could include reduced delivery levels of finished products to customers.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Management had previously concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2005, the end of the second quarter of 2005. However, in connection with the restatement of our previously issued interim consolidated financial statements described below, management determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the period covered by this report. Because of this material weakness, management concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report and at July 3, 2005.

Restatement of Previously Issued Consolidated Financial Statements

As discussed in Note 1 to these Condensed Consolidated Financial Statements, we have restated our previously issued condensed consolidated financial statements. Management evaluated the materiality of the correction on its condensed consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, “Materiality” and concluded that the effects of the corrections were material to its interim consolidated financial statements for the quarter ended July 3, 2005. Accordingly, management concluded that it would restate its previously issued interim condensed consolidated financial statements for the quarter ended July 3, 2005.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of July 3, 2005, the end of the second quarter of 2005, the Company did not maintain effective controls over the accounting for income taxes and the elimination of the fresh start income tax reserve impacting both the income tax provision and goodwill to ensure compliance with accounting principles generally accepted in the United States of America. Specifically, the Company did not maintain effective review and approval controls over the accounting for the release of tax reserves as a result of a settlement with the Internal Revenue Service that had been recorded in error. This control deficiency resulted in the restatement of the Company’s interim consolidated financial statements for the quarter ended July 3, 2005. Additionally, this control deficiency could result in a misstatement of the income tax provision and related accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Remediation Plan

Subsequent to the end of the period covered by this report, but prior to filing this report, the Company has taken steps to remediate the identified material weakness by communicating and reaffirming its policy and procedure relating to the responsibilities of the accounting and finance staff to ensure that GAAP is followed in all financial statements filed with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended October 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

See discussion of litigation in Note 8 - Litigation to these Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See discussion of the Company's debt agreements in Note 7 - Debt to these Condensed Consolidated Financial Statements.

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

RAYTECH CORPORATION

By:	/s/RICHARD P. MCCOOK
Richard P. McCook
Executive Vice President, Chief Financial Officer and Treasurer

Date: December 6, 2005