Form 10-Q/A
period 2005-07-03
RAYTECH CORP
filed 2005-12-13
CIK 797917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q / A
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

Explanatory Note:

The Company has amended its July 3, 2005 Form 10-Q filed August 17, 2005 to restate its condensed consolidated statements of operations for the thirteen and twenty-six week periods ended July 3, 2005, its consolidated statements of cash flows for the twenty-six week period ended July 3, 2005, and its condensed consolidated balance sheets at July 3, 2005. Included in this Form 10-Q/A are certain adjustments to correct errors related to the accounting for taxes due to an Internal Revenue Service settlement. All applicable amounts relating to this restatement have been reflected in the condensed consolidated financial statements and disclosed in the notes to the condensed consolidated financial statements in this Form 10-Q/A.

RAYTECH CORPORATION

INDEX

		Page Number
PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance
	Sheets at July 3, 2005 and January 2, 2005	4

	Condensed Consolidated Statements of
	Operations for the thirteen and twenty-six weeks
	ended July 3, 2005 and June 27, 2004	5

	Condensed Consolidated Statements
	of Cash Flows for the twenty-six weeks
	ended July 3, 2005 and June 27, 2004	6

	Condensed Consolidated Statements of
	Changes in Shareholders' Equity for the twenty-six
	weeks ended July 3, 2005 and June 27, 2004	7

	Notes to Condensed Consolidated
	Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	46

Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6.	Exhibits	49

	Signature	50

RAYTECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 3, 2005	January 2,
	As Restated	2005
ASSETS
Current assets
Cash and cash equivalents	$9,548	13,620
Restricted cash	5,080	5,548
Trade accounts receivable, less allowance
of $1,129 and $1,462	31,874	27,506
Inventories, net	39,919	39,582
Income taxes receivable	1,339	1,333
Deferred income taxes	3,408	3,854
Other current assets	2,340	3,009
Total current assets	93,508	94,452

Property, plant and equipment	114,700	126,118
Less accumulated depreciation	(39,782)	(46,113)
Net property, plant and equipment	74,918	80,005

Goodwill, net	3,687	5,912
Other intangible assets, net	21,899	22,731
Other assets	2,848	2,586
Total assets	$196,860	$205,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$18,147	$15,280
Current portion of pension obligation	2,242	2,248
Accounts payable	14,375	15,068
Accrued liabilities	24,302	23,810
Payable to the PI Trust	4,998	4,393
Total current liabilities	64,064	60,799

Long-term debt	16,785	11,416
Pension obligation	12,612	14,175
Postretirement benefits other than pension	17,991	16,834
Deferred payable to the PI Trust	3,630	4,627
Deferred income taxes	7,528	7,591
Other long-term liabilities	6,365	7,044
Total liabilities	128,975	122,486
Commitments and Contingencies
Minority interest	523	10,020
Shareholders' Equity
Capital stock:
Cumulative preferred stock, no par value,
5,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, par value $1.00, 50,000,000 shares
authorized, 41,737,306 issued and
outstanding	41,737	41,737
Additional paid in capital	117,574	117,574
Accumulated deficit	(80,931)	(77,595)
Accumulated other comprehensive loss	(11,018)	(8,536)
Total shareholders' equity	67,362	73,180
Total liabilities and shareholders' equity	$196,860	$205,686

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
	As Restated		As Restated

Net sales	$60,606	$58,405	$123,958	$115,003
Cost of sales	53,655	45,876	105,011	91,415

Gross profit	6,951	12,529	18,947	23,588

Selling, general and administrative
expenses	8,777	10,424	18,395	19,026
Restructuring expenses	1,687	-	2,074	-

Operating (loss) profit	(3,513)	2,105	(1,522)	4,562

Interest expense	(600)	(348)	(981)	(663)
PI Trust payable (increase) decrease	(306)	-	689	-
Other expense, net	(460)	(375)	(73)	(82)

(Loss) income before provision for income
taxes and minority interest	(4,879)	1,382	(1,887)	3,817

Provision for income taxes	77	1,038	1,269	1,866

(Loss) income before minority interest	(4956)	344	(3,156)	1,951

Minority interest	-	287	180	543

Net (loss) income	$(4,956)	$57	$(3,336)	$1,408

Basic and diluted (loss) earnings
per share	$(0.12)	$-	$(0.08)	$0.03

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the 26 Weeks Ended
	July 3,	June 27,
	2005	2004
	As Restated
Cash flows from operating activities:
Net (loss) income	$(3,336)	$1,408
Adjustments to reconcile net (loss) income to net cash
used by operating activities:
Depreciation and amortization	8,298	8,344
Other non-cash items	899	(569)
Changes in other operating assets and liabilities
Trade accounts receivable	(4,752)	(7,080)
Inventories	(1,631)	(1,510)
Accounts payable	(541)	(1,011)
Other operating assets and liabilities, net	853	(17)
Net cash used by operating activities	(210)	(435)

Cash flow from investing activities:
Capital expenditures	(6,127)	(1,754)
Restricted cash	468	(353)
Other	836	-
Net cash used by investing activities	(4,823)	(2,107)

Cash flow from financing activities:
Net borrowings on short-term notes	3,443	3,676
Principal payments on long-term debt	(1,954)	(1,506)
Net cash provided by financing activities	1,489	2,170

Effect of exchange rate changes on cash	(528)	(69)

Net change in cash and cash equivalents	(4,072)	(441)

Cash and cash equivalents at beginning of period	13,620	16,413

Cash and cash equivalents at end of period	$9,548	$15,972

Supplemental schedule of non-cash investing
and financing activities:

Acquisition of APC minority shares owned by Raymark
through issuance of a long-term note payable	$7,200	$-

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

				Accumulated
		Additional	Accumulated	Other
	Common	Paid in	Deficit	Comprehensive	Total
	Stock	Capital	As Restated	Loss	As Restated
Balance, December 28, 2003	$41,737	$117,574	$(74,845)	$(8,556)	$75,910

Comprehensive income (loss):

Net income	-	-	1,408	-	1,408

Other comprehensive loss	-	-	-	(279)	(279)

Total comprehensive
income (loss)	-	-	1,408	(279)	1,129

Balance, June 27, 2004	$41,737	$117,574	$(73,437)	$(8,835)	$77,039

Balance, January 2, 2005	$41,737	$117,574	$(77,595)	$(8,536)	$73,180

Comprehensive income (loss):

Net (loss) income	-	-	(3,336)	-	(3,336)

Other comprehensive loss	-	-	-	(2,482)	(2,482)

Total comprehensive
income (loss)	-	-	(3,336)	(2,482)	(5,818)

Balance, July 3, 2005	$41,737	$117,574	$(80,931)	$(11,018)	$67,362

The accompanying notes are an integral part of these statements.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 0 - Restatement

During the review of the third quarter of 2005, the Company determined that certain accounting for taxes in the previously filed second quarter Form 10Q for the period ended July 3, 2005 must be modified.

An Internal Revenue Service settlement that was finalized in the second quarter was recorded as a $1.6 million benefit in the tax provision. The tax reserves, which were no longer necessary after the Internal Revenue Service settlement, were established as part of fresh start accounting in 2001, when the Company emerged from Chapter 11 bankruptcy. The reversal of the $1.6 million reserve for Federal income tax contingencies should have resulted in a reduction of goodwill rather than being recorded as a benefit in the income tax provision. The financial statements in this Form 10-Q/A have been amended to reflect the proper accounting. The Balance Sheet as of July 3, 2005, the Statements of Operations for the thirteen and twenty-six weeks then ended and the Statements of Cash Flows for the twenty-six weeks then ended as previously reported and as restated are as follows:

Note 0 - Continued

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

Note 0 - Continued

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

Note 0 - Continued

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 1, Continued

	For the 13 weeks ended
	July 3, 2005 As Restated	July 3, 2005 As Previously Reported	June 27, 2004
Net income:
As reported	$(4,956)	(3,356)	57
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(170)	(170)	(315)
Pro forma	$(5,126)	(3,526)	(258)
Basic and diluted loss per share:
As reported	$(0.12)	(0.08)	-
Pro forma	$(0.12)	(0.08)	(0.01)

	For the 39 weeks ended
	July 3, 2005 As Restated	July 3, 2005 As Previously Reported	June 27, 2004
Net income:
As reported	$(3,336)	(1,736)	1,408
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(386)	(386)	(723)
Pro forma	$(3,722)	(2,122)	685
Basic and diluted loss per share:
As reported	$(0.08)	(0.04)	0.03
Pro forma	$(0.09)	(0.05)	0.02

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

Inventory reserves were $5,321 and $4,729 at July 3, 2005 and January 2, 2005, respectively.

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 5 - Goodwill and Other Intangible Assets

	July 3, 2005			January 2, 2005
	Gross Carrying Amount As Restated	Gross Carrying Amount As Previously Reported	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite life intangible assets:
Unpatented technology	$14,382	14,382	7,788	14,360	6,972
Distribution base	5,737	5,737	1,218	5,716	1,073
Total	$20,119	20,119	9,006	20,076	8,045
Indefinite life intangible assets:
Trademarks	$10,786	10,786		10,700

Goodwill	$3,687	5,287		5,912

Intangible assets, net	$25,586	27,186		28,643

The weighted average amortization periods for the unpatented technology and the distribution base are between 6 and 20 years. Amortization expense for the 13 weeks ended July 3, 2005 and June 27, 2004 amounted to $480 and $482, respectively. Amortization expense for the 26 weeks ended July 3, 2005 and June 27, 2004 amounted to $961 and $962, respectively.

Estimated annual amortization expense is as follows:

For the year ending:

2005	$$1,922
2006	1,922
2007	1,622
2008	1,522
2009	1,522

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

The Company’s wholly-owned German subsidiaries, Raytech Composites Europe GmbH (“RCE”) and RIP have various loan agreements with outstanding loans at July 3, 2005 of $3.4 million with the maturities ranging from September 2005 through December 2012. The loans are payable in equal periodic installments (usually quarterly or semi-annually) over the term of the loan. The loans bear interest at rates ranging from 2.50% through 6.17%. At July 3, 2005 and January 2, 2005, respectively, the aggregate pledged assets, consisting of machinery and equipment, amounted to EUR15.5 million ($18.7 million) and EUR14.8 million ($20.1 million).

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 9 - Income Taxes

The tax provision recorded for the thirteen-week period ended July 3, 2005 is $0.1 million compared to a provision of $1.0 million for the same period in the prior year. The tax provision recorded for the twenty-six-week period ended July 3, 2005 is $1.3 million compared to a provision of $1.9 million for the same period in the prior year. During the current period, the Company recognized foreign taxes associated with operations in Germany and China and state taxes generated by domestic operations. The Company did not recognize any tax benefits associated with the losses generated by the U.S. domestic operations or its United Kingdom operations, due to doubts concerning their future recoverability, in the thirteen-week period ended July 3, 2005.

During the thirteen and twenty-six week periods ended July 3, 2005, the Company also recorded a $1.6 million reduction to goodwill based on the final outcome of an IRS audit for 1996 through 2001 as approved by the Congressional Joint Committee on Taxation on June 22, 2005. The settlement results in no payment of Federal tax given the Company’s net operating losses.

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

RAYTECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted, except per share data)
(unaudited)

Note 10 - Earnings Per Share

	13 weeks ended			26 weeks ended
	July 3, 2005	July 3, 2005	June 27, 2004	July 3, 2005	July 3, 2005	June 27, 2004
	As Restated	As Previously Reported		As Restated	As Previously Reported
Net income	(4,956)	(3,356)	57	(3,336)	(1,736)	1,408
Weighted average shares	41,737,306	41,737,306	41,737,306	41,737,306	41,737,306	41,737,306
Basic and diluted earnings per share	(0.12)	(0.08)	-	(0.08)	(0.04)	0.03

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All discussion and analysis in this section have been updated to reflect the restated numbers as discussed in Note 0 - Restatement.

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

Overview

During the review of the third quarter of 2005, the Company determined that certain accounting for taxes in the previously filed second quarter Form 10Q for the period ended July 3, 2005 must be modified.

An Internal Revenue Service settlement that was finalized in the second quarter was recorded as a $1.6 million benefit in the tax provision. The tax reserves, which were no longer necessary after the Internal Revenue Service settlement, were established as part of fresh start accounting in 2001, when the Company emerged from Chapter 11 bankruptcy. The reversal of the $1.6 million reserve for Federal income tax contingencies should have resulted in a reduction of goodwill rather than being recorded as a benefit in the income tax provision. The financial statements in this Form 10-Q/A have been amended to reflect the proper accounting.

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

The Company recorded net loss of $5.0 million and $3.3 million for the thirteen- and twenty-six-week periods ended July 3, 2005, respectively, which represents a decrease in earnings from the same periods in the prior year of $5.0 and $4.7 million, respectively. The loss per basic and fully diluted shares for the second quarter 2005 of $.12 compares to $0.0 in the same period in the prior year. The loss per basic fully diluted share for the six-month period of $.08 compares to income per basic and fully diluted share of $.03 for the same period in the prior year.

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

	For the 13 weeks ended
	(amounts in thousands)
	July 3, 2005		June 27, 2004
Net sales	$17,461	100.0%	$16,864	100.0%
Gross profit	4,116	23.6	4,647	27.5
Selling, general and
administrative expense	2,716	15.6	2,688	15.9
Restructuring expenses	1,152	6.6	-	-
Operating (loss) profit	248	1.4	1,959	11.6

	For the 26 weeks ended
	(amounts in thousands)
	July 3, 2005		June 27, 2004
Net sales	$37,425	100.0%	$33,517	100.0%
Gross profit	10,333	27.6	9,436	28.2
Selling, general and
administrative expense	6,215	16.6	5,379	16.0
Restructuring expenses	1,300	3.5	-	-
Operating (loss) profit	2,818	7.5	4,057	12.1

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

Liquidity, Capital Resources and Future Liquidity

Cash used in operating activities for the thirteen-week period ended July 3, 2005 of $.2 million compared to $.4 million for the same period in the prior year. The principal operating use of cash for the and twenty-six-week period ended July 3, 2005 has been to support increases in accounts receivable and inventory, which is a seasonal fluctuation and is consistent with the prior year periods. The increase in inventories is principally the result of a build-up in inventory to facilitate the closure of our Sterling Heights, Michigan, manufacturing facility.

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

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of the end of the third quarter. Management had previously concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2005, the end of the second quarter of 2005. However, in connection with this restatement of our previously issued interim consolidated financial statements described below, management determined that a material weakness existed in the Company’s internal control over financial reporting as of the end of the period covered by this report. Because of this material weakness, management concluded that the Company’s disclosure controls and procedures were not effective as of July 3, 2005.

Restatement of Previously Issued Consolidated Financial Statements

As discussed in Note 0 - Restatement to these Condensed Consolidated Financial Statements, this Form 10-Q/A restates our previously issued condensed consolidated financial statements. Management evaluated the materiality of the correction on its condensed consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, “Materiality” and concluded that the effects of the corrections were material to its interim consolidated financial statements for the quarter ended July 3, 2005. Accordingly, management concluded that it would restate its previously issued interim condensed consolidated financial statements for the quarter ended July 3, 2005.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of July 3, 2005, the end of the second quarter of 2005, the Company did not maintain effective controls over the accounting for income taxes and the elimination of the fresh start income tax reserve impacting both the income tax provision and goodwill to ensure compliance with accounting principles generally accepted in the United States of America. Specifically, the Company did not maintain effective review and approval controls over the accounting for the release of tax reserves as a result of a settlement with the Internal Revenue Service that had been recorded in error. This control deficiency resulted in this restatement of the Company’s interim consolidated financial statements for the quarter ended July 3, 2005. Additionally, this control deficiency could result in a misstatement of the income tax provision and related accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Remediation Plan

Subsequent to the end of the third quarter, but prior to filing the third quarter Form 10-Q, the Company has taken steps to remediate the identified material weakness by communicating and reaffirming its policy and procedure relating to the responsibilities of the accounting and finance staff to ensure that GAAP is followed in all financial statements filed with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended July 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b)
During the second quarter ended July 3, 2005, the Company mitigated the control weakness noted in the first quarter of 2005 by recommunicating and reaffirming its policy and procedure related to the importance of the disclosure committee conference calls.

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

RAYTECH CORPORATION

By:	/s/ RICHARD P. MCCOOK
Richard P. McCook
Executive Vice President, Chief Financial Officer and Treasurer

Date: December 13, 2005